Form 10-K
period 1993-12-31
UNITED AIR LINES INC
filed 1994-03-14
CIK 101001

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1993 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to

Commission File No. 33-21220

                     UNITED AIR LINES, INC.
       (Exact name of registrant as specified in its charter)

            Delaware
   36-2675206
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification
No.)

Location: 1200 Algonquin Road, Elk Grove Township, Illinois
  60007
Mailing Address: P. O. Box 66100, Chicago, Illinois
  60666
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code
  (708) 952-4000

Securities registered pursuant to Section 12(b) of the Act:


                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X         No

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         Yes [X]         No [ ]

The number of shares of common stock outstanding as of March 1, 1994 was 200. Registrant is a wholly-owned subsidiary of UAL Corporation, and there is no market for Registrant's common stock.

The Registrant meets the conditions set for the in General
Instructions J(1)(a) and J(1)(b) of Form 10-K and is omitting herein information in response to Items 4, 10, 11, 12 and 13.


                            PART I

Item 1.        Business

     Introduction

     United Air Lines, Inc. ("United" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The executive offices of the Company are located at 1200 Algonquin Road, Elk Grove Township, Illinois 60007. The Company's mailing address is P.O. Box 66100, Chicago, Illinois 60666. The telephone number for the Company is (708) 952-4000.

     United is the principal subsidiary of UAL Corporation
("UAL"), and is wholly-owned by UAL. United accounted for virtually all of UAL's revenues and expenses in 1993. United is a major commercial air transportation company.

     Proposed Employee Investment Transaction

     On December 22, 1993, the Board of Directors of UAL approved an agreement in principle (as amended, the "Agreement in Principle") with the Air Line Pilots Association ("ALPA") and the International Association of Machinists ("IAM") concerning a proposed transaction (the "Employee Investment Transaction") that would provide a majority equity interest in UAL to certain of the employees of United in exchange for wage and benefit concessions and work-rule changes. In January 1994, ALPA and the IAM ratified the Agreement in Principle. The Employee Investment Transaction is subject to, among other conditions, execution of definitive documentation and approval by UAL's stockholders.

     The proposed Employee Investment Transaction is intended to put in place a lower cost structure that allows United to compete effectively in domestic markets and improve its long-term financial competitiveness. The concessions would come from three of United's employee groups: employees represented by ALPA, employees represented by the IAM, and the salaried and management employees. Employees represented by the Association of Flight Attendants ("AFA") have been invited to participate in the transaction, and representatives of UAL have engaged in discussions with AFA representatives concerning such participation but the transaction does not require their participation to proceed.

     In the proposed transaction, an employee stock ownership plan ("ESOP") would be created to provide United employees with a minimum of a 53% equity interest in UAL in exchange for wage and benefit concessions and work-rule changes. The employee interest could increase to up to 63%, depending on the average market value of UAL's common stock in the year after the transaction closes. The transaction would not be dependent on external financing.

     Pursuant to the terms of the Agreement In Principle, current stockholders of UAL would receive the remaining 37% to 47% of the new common stock and $88 per share of cash and face amount of debt and preferred stock. The transaction would provide for the creation of a low-cost short-haul operation to compete in domestic markets. For additional information concerning the Agreement in Principle and the proposed Employee Investment Transaction, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation".

     Recent Developments

     In January 1994, United entered into an agreement with The
Boeing Company ("Boeing") to acquire two new B747-400 aircraft in 1994, in place of options for two similar aircraft (see "Flight
Equipment" in Item 2, Properties).

     In March 1994, United opened a new major aircraft maintenance and overhaul facility ("MOC-II") in Indianapolis. Operating under a lease with the Indianapolis Airport Authority which expires November 30, 2031, when all phases of the construction work are completed United will occupy approximately 300 acres of land and up to three million square feet of space, including 15 aircraft dock positions. MOC-II will be used for maintenance of Boeing 737 aircraft, engine repair, spare parts storage, ground equipment maintenance, technical support and administrative functions.

     Airline Operations

     United has been engaged in the air transportation of persons, property and mail since 1934, and certain of its predecessors began operations as early as 1926. United is one of the world's largest investor-owned airlines as measured by operating revenues, revenue passengers and revenue passenger miles flown. At the end of 1993, United served 159 airports in the United States and 32 foreign countries. During 1993, United averaged 2,040 departures daily, flew a total of 101 billion revenue passenger miles, and carried an average of 191,000 passengers per day.

     United provides service to its domestic and international markets principally through a system of hub airports at major cities. Each hub provides United flights to a network of spoke destinations as well as flights to other United hubs. This arrangement permits travelers to fly from point of origin to more destinations without switching carriers. Currently, United flies from four U.S. hubs - Chicago-O'Hare International ("O'Hare"), Denver, San Francisco International, and Dulles International near Washington, D.C. ("Dulles") - and is the principal carrier at each of these hubs. United also has a Pacific hub operation at Tokyo Narita airport, and an Atlantic hub operation at London Heathrow Airport. During the last several years, United has strengthened the revenue-generating capability of the hub airports by: (1) adding new spokes (new cities and airports);
(2) adding frequency on previously operated route segments; and
(3) entering into marketing agreements with smaller U.S. air carriers which serve less populated destinations and with foreign carriers which serve destinations that United could not serve economically itself.

     United has developed a route system covering North America, Asia, the South Pacific, Europe and Latin America.

     Within North America, East-West traffic is served by nonstop
Transcontinental flights and by the hubs at Chicago O'Hare and Denver, while North-South traffic on the West Coast is served by the San Francisco hub.

     Within North America, United has a marketing program with selected independent regional air carriers, known as the United Express ("UE") program, which allows United to increase the number of destinations served by its hub-and-spoke network. Six regional carriers currently participate in the UE marketing program providing connecting schedules to ten major cities also served by United: Air Wisconsin Airlines Corporation to Chicago and Denver; UFS, Inc. to Chicago; Mesa Airlines, Inc. to Denver and Los Angeles; WestAir Commuter Airlines, Inc. to San Francisco, Los Angeles, Seattle and Portland, Oregon; Great Lakes Aviation to Chicago, Denver and Minneapolis; and Atlantic Coast Airlines, Inc. to Washington-Dulles, Newark and Orlando. Connecting schedules of three of these carriers result in part from separate transfers to them in 1993 of operating assets of Air Wisconsin, Inc., which is an indirect subsidiary of UAL Corporation.

     Within North America, United also has marketing agreements that provide for sharing of the "UA" code on certain routes with two other domestic air carriers, Trans World Express ("TWE") and Aloha Airlines. Code-sharing allows an airline to expand the marketing of its service brand by using its two-letter designator code to designate in computerized reservations systems a connecting flight operated by another airline on the itinerary. Under these agreements, the UA designator code is reflected on TWE flights between approximately 20 cities in the Northeast U.S. which connect with United's international flights in and out of New York John F. Kennedy International Airport ("Kennedy"), and on Aloha Airlines' flights between and among the Hawaiian Islands in connection with United's flights in and out of Hawaii. Finally, North American traffic is also served by code-sharing agreements United has with two Caribbean air carriers, ALM and Sunaire, under which each reflects the United designator code on its flights.

     Asian traffic is served from six U.S. cities via the Tokyo hub and with nonstop flights from San Francisco to Hong Kong, Osaka, Seoul and Taipei; from Honolulu to Osaka; and, beginning in 1993, from Los Angeles to Hong Kong, and from Chicago to Seoul. Effective October 1994, United plans to offer nonstop service between Los
Angeles and Osaka and, as soon as government approvals are received, service between Los Angeles and Ho Chi Minh City,
Vietnam, via Taipei.  South Pacific traffic to Auckland,
Melbourne and Sydney is served from Los Angeles. United plans to begin nonstop service between San Francisco and Sydney beginning in June 1994 (subject to the approval of the Australian government), further strengthening United's San Francisco international hub and supplementing United's Los Angeles to Sydney service. United also has code-sharing agreements with two
South Pacific air carriers, Ansett Australia and Ansett New
Zealand. Based on reports filed with the Department of Transportation, United was the leading U.S. carrier in the Pacific in 1993 in terms of revenue passenger miles. During
1993, United's Pacific Division accounted for 25% of United's revenues.

     Service between the U.S. and Europe is provided by: flights from six U.S. cities to the London hub, with connecting service at London to several European cities; flights from four U.S. cities to Paris, with connecting service to two European cities; and nonstop service from Dulles to Brussels, Frankfurt, Madrid, Milan/Rome and, beginning in 1993, to Amsterdam, Glasgow and Zurich; and from Chicago to Frankfurt. European traffic is also served by United's code-sharing agreements with British Midland and Emirates. In addition, in 1993 a comprehensive marketing agreement was signed with Germany's flag carrier, Lufthansa, and is awaiting governmental approvals. If approved, this worldwide alliance would, among other things, allow code-sharing between the two airlines on Transatlantic route segments, and would permit United to code-share on Lufthansa flights to eight cities in Germany beyond Frankfurt (Berlin, Cologne, Dusseldorf, Hanover, Hamburg, Munich, Nuremberg and Stuttgart), as well as Vienna. Similarly, the agreement would permit Lufthansa to code-share on United flights to eleven cities in the U.S. -- five beyond Chicago, five beyond Washington, D.C., and one beyond San Francisco. A 1993 agreement to acquire USAir's Philadelphia-London route was terminated due to the transaction's failure to receive the requisite governmental approvals.

     Service between the U.S. and Latin America is provided by flights to 14 Latin American cities in 11 countries from a number of cities in the U.S. Ten Latin American cities are served nonstop from Miami, three nonstop from Los Angeles and four from New York-Kennedy. United also has a code-sharing agreement with Transbrasil.

     Operating revenues attributed to United's foreign operations were approximately $5.6 billion in 1993, $4.9 billion in 1992 and $3.9 billion in 1991.

     Selected Operating Statistics

      The following table sets forth certain selected operating
data for United:
                              Year Ended December 31
                           1993      1992      1991      1990      1989
Revenue Aircraft Miles
 (millions)(a)              756       695       635       597       552
Revenue Aircraft
Departures             746,665    721,504   691,402   654,555   621,113
Available Seat Miles
 (millions)(b)          150,728   137,491   124,100   114,995   104,547
Revenue Passenger Miles
 (millions)(c)          101,258    92,690    82,290    76,137    69,639
Revenue Passengers
 (thousands)             69,814    66,692    62,003    57,598    54,859
Average Passenger Journey
 (miles)                  1,450     1,390     1,327     1,322     1,269
Average Flight Length
 (miles)                  1,013       964       918       912       888
Passenger Load Factor(d)    67.2%   67.4%     66.3%     66.2%     66.6%
Break-even Load Factor(e)   65.6%   70.4%     69.5%     66.5%     63.0%
Average Yield Per Revenue
                 Passenger Mile
 (in cents)(f)             12.5      12.2      12.5      12.6      12.2
Cost Per Available Seat
 Mile (in cents)(g)         9.3       9.6       9.8       9.6       8.9
Average Fare Per Revenue
 Passenger              $181.65   $169.87   $166.05   $167.26   $155.60
Average Daily Utilization
              of each Aircraft
 (hours:minutes)(h)        8:30      8:19      8:13      8:14      8:09

(a) "Revenue aircraft miles" means the number of miles flown in revenue producing service.
(b) "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.
(c) "Revenue passenger miles" represents the number of miles flown by revenue passengers.
(d) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(e) "Break-even load factor" represents the number of revenue passenger miles at which operating earnings would have been zero (based on the actual average yield) divided by available seat miles.
(f) "Average yield per revenue passenger mile" represents the average revenue received for each mile a revenue passenger is carried.
(g) "Cost per available seat mile" represents operating expenses divided by available seat miles.
(h) "Average daily utilization of each aircraft" means the average air hours flown in service per day per aircraft for the total fleet of aircraft.


     Industry Conditions

     Seasonal and Other Factors.    United's results of
operations for interim periods are not necessarily indicative of those for an entire year, since the air travel business is subject to seasonal fluctuations. United's first and fourth quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations, particularly at its O'Hare and Denver hubs, are often affected adversely by winter weather. In the past, these fluctuations have generally resulted in better operating results for United in the second and third quarters. See Item 8, "Financial Statements and Supplementary Data," for summarized unaudited financial data for the four quarters of 1993 and 1992 incorporated by reference therein.

     The results of operations in the air travel business have also fluctuated significantly in the past in response to general economic conditions. In addition, the airline business is characterized by a high degree of operating leverage. As a result, the economic environment and small fluctuations in United's yield per revenue passenger mile and cost per available seat mile can have a significant impact on operating results. The Company anticipates that seasonal factors and general economic conditions, in addition to industrywide fare levels, labor and fuel costs, the competition from other airlines with lower operating costs than United's international government policies, and other factors, will continue to impact United's operations.

     Competition and Fares. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United faces competition from other carriers on virtually every route it serves. In United's domestic markets, these competitors include all of the other major U.S. airlines as well as smaller carriers.

     United's marketing strategy is driven by four principal competitive factors: schedule convenience, overall customer service, frequent flyer programs and price. United seeks to attract travelers through convenient scheduling (particularly during peak demand periods), high quality service, frequent flyer programs designed to reward customer loyalty, and competitive pricing.

     During 1993, certain domestic carriers, both in and out of bankruptcy proceedings, reorganized their operating cost structures. These carriers, together with more recent entrants to the airline business, and a select number of established domestic carriers, currently have cost structures significantly lower than United's, and therefore may be able to operate profitably at lower fare levels. Furthermore, certain carriers in the short-to-medium distance domestic markets have been able to compete against major air carriers, including United, by operating without as great a reliance upon a hub-and-spoke system. These airlines operate efficiently through strategies such as rapid turnaround of flights on a point-to-point basis.
The success of these carriers and such strategies has led certain major carriers, including United, to consider ways in which to reorganize their short-haul operations to allow them to compete more effectively in domestic markets.

     From time to time, excess aircraft capacity and other factors such as the cash needs of financially distressed carriers induce airlines to engage in "fare wars." Such factors can have a material adverse impact on the Company's revenues. The Company maintains yield and inventory management programs designed to manage the number of seats offered in various fare categories in order to enhance the effectiveness of fare promotions and maximize revenue production on each flight.

     In order to improve its ability to compete effectively in the markets that it serves, United has taken several steps to reduce its costs and capital expenditures. In January 1993, United announced a cost reduction program, which included the layoff of 2,800 employees in February 1993. In 1993 United reached agreement with Boeing to convert 49 Boeing aircraft orders into options and delay delivery of certain of the Boeing aircraft. United also reached agreement with Airbus Industrie ("Airbus") to delay delivery of 14 A320s originally scheduled for delivery after 1994. In addition, United announced in 1993 that it would accelerate the retirement of 25 widebody aircraft. United also negotiated over $100 million in annual savings from suppliers. Finally, in 1993 United reached agreements to sell assets related to the operation of 16 of its flight kitchens to Dobbs International Services, Inc. and Caterair International Corp. for $119 million in a series of phased closings which are expected to be completed by mid-1994.

     The Employee Investment Transaction, if consummated, contemplates the creation of a low-cost, short-haul operation within United to compete more effectively in domestic markets and improve its long-term financial competitive position.

     In its international markets, United competes with major U.S. carriers as well as investor-owned and national flag carriers of foreign countries. Competition in certain international markets is subject to varying degrees of governmental regulation (see "Government Regulation"), and in certain instances United's foreign competitors enjoy subsidies and other forms of governmental support which are not available to U.S. carriers.

     United and other U.S. carriers have certain advantages over foreign air carriers in their ability to generate U.S.-origin-destination traffic from their integrated domestic route systems. However, the U.S. carriers are in many cases constrained from carrying passengers to points beyond designated gateway cities in foreign countries due to limitations in the bilateral air service agreements with such countries or restrictions imposed unilaterally by the foreign governments. To the extent that foreign competitors can offer more connecting services to points beyond these gateway cities, they have an advantage in attracting traffic moving between these foreign points and in attracting traffic moving between such cities and points in the United States. Also, several foreign air carriers have sought and obtained access to the U.S. domestic market through substantial equity investments and code sharing arrangements with U.S. airlines. The comprehensive marketing agreement signed in 1993 with Germany's flag carrier, Lufthansa, if approved, is also expected to enhance the Company's competitive position in international markets.

     No material part of the business of United and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the few largest customers of United would not have a material adverse effect on the Company.

     Airport Access. United's operations at its principal domestic hub, Chicago-O'Hare International Airport ("O'Hare"), as well as at three other airports, Kennedy, New York LaGuardia ("LaGuardia"), and Washington National ("National"), are limited by the "high density traffic airports rule" administered by the
Federal Aviation Administration ("FAA").   Under this rule, take-
off and landing rights ("slots") required for the conduct of domestic flight operations may be bought, sold or traded. As of December 31, 1993, United held 753 domestic air carrier slots at O'Hare, 43 at National, 65 at LaGuardia and 11 at Kennedy. In addition, Air Wisconsin, Inc. held (or owned the beneficial interest in) 38 air carrier slots and 118 commuter slots at O'Hare which are either operated by United or leased to United Express carriers serving O'Hare. Under the high density rule carriers are required to relinquish slots to the FAA for reallocation if they fail to meet certain minimum use standards.

     Slots for international services at O'Hare are allocated by the FAA seasonally to both U.S. and foreign carriers based upon the carriers' historical operations and requests for additional capacity. The FAA holds a certain number of slots in reserve for this purpose. Slots over that number are provided through the withdrawal of domestic slots from carriers at O'Hare and the reallocation of those slots for international operations of requesting carriers. United has lost as many as 33 daily slots - that is, slots that were being used by United three days or more per week - during a single operating season.

     During 1993, Congress amended the U.S. Department of Transportation ("DOT") appropriations bill for fiscal year 1994. This legislation capped for that fiscal year the number of slots that could be withdrawn from U.S. carriers for allocation to international operations. Also, in November 1991, United petitioned the FAA for a repeal of the international slot withdrawal provisions of the regulations. This petition has not, however, been acted upon by the agency. United believes that the number and distribution of slots it holds at the airports subject to the high density rule are sufficient to support its current operations. There can be no assurance, however, that additional slots sufficient to accommodate otherwise desirable service expansions will be available to United on satisfactory terms in the future. There is also no assurance that the current slot regulations will remain in effect. If an alternative to the current system were to be adopted, no assurance can be given that such alternative would preserve United's investment in slots already acquired or that slots adequate for future operations would be available.

     United believes that, at present, it has a sufficient number of leased gates and other airport facilities at the cities it serves to meet its current and near term needs. From time to time, expansion by United at certain airports may be constrained by insufficient availability of gates on attractive terms. United's ability to expand its international operations in Asia, the South Pacific, Europe and Latin America is subject to restrictions at many of the airports in these regions, including noise curfews, slot controls and absence of adequate airport facilities.

     At Los Angeles and elsewhere, United and other airlines face continuing disputes as to the level of landing fee rates and other charges for airport operations. Recently, some of these rates and charges have escalated rapidly.

     Mileage Plus Program. United operates a frequent flyer marketing program known as "Mileage Plus" wherein credits are earned by flying on United or using the services of one of the other airlines, credit card companies, car rental agencies and hotels (the "Partners") participating in the Mileage Plus program. The program is designed to enable United to retain and increase the business of frequent travelers. Credits earned under the program may be exchanged at certain plateaus for free travel or service upgrades on United or for use with one or more of the Partners.

     When an award level is attained, United records a liability for the incremental costs of accrued credits under the Mileage Plus program based on the expected redemptions. United's incre mental costs include the costs of providing service for an other wise vacant seat including fuel, meals, certain incremental personnel and ticketing costs. The incremental costs do not include any contribution to overhead or profit. Awards earned after July 1989 have an expiration date three years from date earned. The program also contains certain restrictive provisions, including blackout dates and capacity controlled bookings, which substantially limit the use of the awards on certain flights.

     In 1993 United announced that the mileage levels for Mileage Plus domestic award travel would be increased on a prospective basis. As revised in January 1994, the Mileage Plus rules will require 25,000 miles, instead of the 20,000 miles now required, for award tickets issued for economy class travel within the continental United States. Other mileage award level changes were also announced, as was a change to a bank-account type of system to track mileage; all changes are scheduled to take effect February 1, 1995.

     Lawsuits challenging these changes and changes to American Airlines' frequent flyer program are pending in Illinois. While United believes that it has the right to make the aforementioned changes to its program, and is defending itself vigorously in the pending litigation, an adverse court decision could restrict United's ability to alter award levels now or in the future.

     At December 31, 1993 and 1992, United estimated that the total number of outstanding awards was approximately 7.7 million and 7.4 million, respectively. United estimated that 5.8 million and 5.5 million, respectively, of such awards could be expected to be redeemed and, accordingly, had recorded a liability amounting to $205 million and $207 million, respectively, at December 31, 1993 and 1992. The difference between the awards expected to be redeemed and the total awards outstanding is the estimate, based on historical data, of awards (1) which will never be redeemed, (2) which will be redeemed for other than free trips, or (3) which will be redeemed on partner carriers.

     The number of awards used on United were 1.6 million, 1.4 million and 1.6 million for the years 1993, 1992 and 1991, respectively. Such awards represented 7.5%, 6.7% and 6.7% of United's total revenue passenger miles for each period, res pectively. With these low percentages, seat availability and restrictions on the use of free travel awards, United believes that the displacement, if any, of revenue passengers by users of Mileage Plus awards is minimal.

     United has agreements with certain air carriers and other parties to utilize the Mileage Plus program and receives and makes payments based on the earning and redemption of awards by Mileage Plus participants with such parties.

     Computer Reservations Systems. Travel agents account for a substantial percentage of United's sales. The complexity of the various schedules and fares offered by air carriers has fostered the development of electronic distribution systems that display information relating the fares and schedules of United and other airlines to travel agents and others. United believes that the use of such systems has been a key factor in the marketing and distribution of airlines' products.

     Before September 1993, United had an ownership interest in two general partnerships which owned and marketed computer reservation system ("CRS") products and services. In September 1993, The Covia Partnership ("Covia"), a 50%-owned affiliate of United, and The Galileo Company Limited, a 25.6%-owned affiliate of United, combined. In the combination Covia was renamed as "Galileo International Partnership" ("Galileo"), and a second entity, the Apollo Travel Services Partnership ("ATS"), was formed. These two general partnerships are owned 38% and 77%, respectively, by United through a wholly-owned subsidiary.

     Galileo is held 50% by European carriers and 50% by North American carriers. It owns the Apollo and Galileo CRSs and markets CRS services worldwide through a system of national distribution companies located in countries in which Galileo operates and which are usually owned by the Galileo partner airline resident in a particular country, or if there is none, by Galileo or a local contractor. Galileo is used by approximately 30% of the travel agent locations outside North America, where it has over 42,000 terminals at more than 14,000 locations.

     ATS, which is held solely by the North American carriers, is responsible for marketing, sales and support of Apollo CRS products and services in the United States, Mexico and the Caribbean. A third entity, Galileo Japan Partnership, a 50%- owned affiliate of United, was also formed in September 1993 for the purpose of distributing CRS services in Japan.

     In Canada, Apollo is distributed as the "Apollo by Gemini" product sold by the Gemini Group Limited Partnership ("Gemini"),in which Galileo owned a one-third interest. Gemini is under a court order to dissolve by November 1994, and Air Canada has agreed to acquire Galileo's interest in Gemini. Galileo is in discussions concerning an alternative distribution of its CRS products and services in Canada.

     Competition among CRS vendors is intense, and services similar to these offered by Galileo are marketed by several air carriers and other concerns, both in the United States and worldwide. In the European and Pacific CRS markets, various consortia of foreign carriers have formed CRSs to be marketed in countries in which the owning carriers have a substantial presence.

     Government Regulation

     General. All carriers engaged in air transportation in the United States, including United, are subject to regulation by the DOT and the FAA under the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT has authority to regulate certain economic and consumer protection aspects of air transportation. It is empowered to issue certificates of public convenience and necessity for domestic air transportation upon a carrier's showing of fitness; to prohibit unjust discrimination; to prescribe forms of accounts and require reports from air carriers; to regulate methods of competition, including the provision and use of computerized reservation systems; and to administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals. United's operations require certificates of public convenience and necessity issued by the DOT, an air carrier operating certificate and related operations specifications issued by the FAA.

     United's operations also require licenses issued by the aviation authorities of the foreign countries United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United domestic operations.

     In international markets, United competes against foreign investor-owned and national flag carriers and U.S. carriers that have been granted authority to provide scheduled passenger and freight service between points in the United States and various overseas destinations. In connection with its international services, United is required to file with the DOT and observe tariffs establishing the fares and rates charged and the rules governing the transportation provided. In addition, United's operating authorities in international markets are governed by the aviation agreements between the United States and foreign countries.

     In certain cases, fares, rates and schedules require the approval of the DOT and the relevant foreign governments. United has recommended to the U.S. Congress that it consider developing an international aviation policy that seeks enhanced access to international markets for U.S. carriers in return for access to U.S. markets by foreign carriers. Shifts in United States or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that the U.S. has with other governments, which could diminish the value of United's international routes. For example, in 1993 the DOT determined that the Government of Japan violated its aviation agreement with the U.S. when it prevented United from implementing service between Tokyo and Sydney as part of United's New York-Tokyo-Sydney schedule. The DOT is considering various actions against Japan. While such disputes are generally the subject of inter-governmental negotiations, there are no assurances that United's operating rights under the bilateral aviation agreements and DOT-issued certificates of public convenience and necessity can be preserved in such cases.

     The DOT and the U.S. Congress have engaged from time to time in various regulatory and legislative initiatives, respectively, with respect to CRS activities and issues, such as the level of booking fees, host versus non-host functionality, mandatory dehosting, travel agency connection of third-party hardware and software to a CRS, terms of the contracts between CRS vendors and travel agencies, continued airline ownership of CRS vendors, and the ability to access multiple CRS systems from a single computer terminal. New regulatory or legislative initiatives in many of these areas, if enacted, could have a material adverse effect upon CRS vendors in general and ATS and United in particular.

     Safety. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, maintenance, communications and other matters. In order to ensure compliance with its operational and safety standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates.

     United's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA. For all of its engines, United utilizes a "condition monitoring" maintenance program so that the schedule for engine removals and overhauls is based on performance trend monitoring of engine operating data. In addition, all engines contain time-limited components, each of which has a maximum amount of time (measured by operating hours) or a maximum number of operating cycles (measured by takeoffs and landings) after which the component must be removed from the engine assembly and overhauled or scrapped. Similarly, United's FAA-approved maintenance program specifies the number of hours or operating cycles between inspections and overhauls of the airframes and their component parts. The nature and extent of each inspection and overhaul is specifically prescribed by the approved maintenance program.

     From time to time, the FAA issues airworthiness directives ("ADs") which require air carriers to undertake inspections and to make unscheduled modifications and improvements on aircraft, engines and related components and parts. The ADs sometimes cause United to incur substantial, unplanned expense and occasionally aircraft or engines must be removed from service prematurely in order to undergo mandated inspections or modifications on an accelerated basis. The issuance of any particular AD may have a greater or lesser impact on United compared to its competitors depending upon the equipment covered by the directive.

     Since 1988 the airlines, in cooperation with the FAA, have been engaged in an in-depth review of the adequacy of existing maintenance procedures applicable to older versions of most of the aircraft types in general use in the airline industry. These include certain of the Boeing and Douglas aircraft used by United. As a part of this program, the FAA has issued ADs requiring interim inspections and remedial maintenance procedures. While certain of these aging aircraft ADs have necessitated unscheduled removals from service and increased maintenance costs, compliance is not expected to have a material adverse impact on United's costs or operations.

     Legislation enacted by the U.S. Congress required the installation, in all types of aircraft operated by United, of a traffic collision avoidance system (TCAS) by November 30, 1993, and a windshear detection system by December 30, 1993. United completed the installations of both systems prior to their respective mandated deadline dates on all aircraft operated by it.

     Both the DOT and the FAA have authority to institute administrative and judicial proceedings to enforce the Aviation Act and their own regulations, rules and orders. Both civil and criminal sanctions may be assessed for violations. The Aviation Act provides for the assessment of civil penalties in amounts of up to $10,000 per violation which are applicable to most cases involving the safety of commercial aircraft operations, including the airport security responsibilities of air carriers.

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The FAA has issued final regulations which would require carriers to modify or reduce the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. Alternatively, a carrier could satisfy compliance requirements by operating a fleet that is at least 55% Stage 3 by December 31, 1994, 65% Stage 3 by December 31, 1996, 75% Stage 3 by December 31, 1998 and 100% Stage 3 by December 31, 1999. At December 31, 1993, United operated 371 Stage 3 aircraft representing 70% of United's total fleet, and thus is in compliance with these regulations.

     The ANCA recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with inter state or foreign commerce or the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. While United has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to the present, United's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

     Federal Aviation Regulation Part 150, which was issued pursuant to Title I of the Aviation Safety and Noise Abatement Act of 1979, provides limited funding to airport operators to formulate noise compatibility programs, and established procedures through which such programs may be approved by the FAA. This rule may encourage the consideration of additional local aircraft and airport usage restrictions.

     The Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States. United has made all necessary modifications to its operating fleet to meet emission standards issued by the Environmental Protection Agency ("EPA").

     Federal and state environmental laws require that underground storage tanks (USTs) be upgraded to new construction standards and equipped with leak detection by December 22, 1998. These requirements are phased into effect based on the age, construction and use of existing tanks. United operates a number of underground and above ground storage tanks throughout its system, primarily used for the storage of fuels and deicing fluids. A program for the removal or upgrading of USTs and remediation of any related contamination has been ongoing since 1987. Compliance with these federal and state UST regulations is not expected to have a material adverse effect on United's financial condition.

     United has been identified by the EPA as a potentially responsible party with respect to Superfund sites involving soil and groundwater contamination at the Bay Area Drum Site in San Francisco, California, the Chemsol, Inc. Site in Piscataway, New Jersey, the Petrochem/Ekotek Site in Salt Lake City, Utah, the Monterey Park Site at Monterey Park, California, the West Contra Costa Sanitary Landfill Site in Richmond, California, and the
Douglasville Site in Berks County, Pennsylvania.   Because of the
limited nature of the volume of pollutants allegedly contributed by United to the above Superfund sites, the outcome of these matters is not expected to have a material adverse effect on United's financial condition.

     United is aware of soil and groundwater contamination present on its leaseholds at several U.S. airports, with the most significant locations being San Francisco International Airport, Kennedy, Seattle Tacoma International Airport, Spokane International Airport, and Stapleton International Airport in Denver (which is expected to close in the Spring of 1994 due to the opening of a new airport for Denver). United is investigating these sites, assessing its obligations under applicable environmental regulations and lease agreements, and where appropriate remediating these sites. Remediation of these sites, for which United may be responsible, is not expected to have a material adverse effect on United's financial condition.

     Other Government Matters. Besides the DOT and the FAA, other federal agencies with jurisdiction over certain aspects of United's operations are the Department of Justice (Antitrust Division and Immigration and Naturalization Service), the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor (the Office of Federal Contract Compliance Programs of the Employment Standards Administration), the National Labor Relations Board, the National Mediation Board, the National Transportation Safety Board, the Treasury Department (U.S. Customs Service), the Federal Communications Commission (due to use of radio facilities by aircraft), and the United States Postal Service (carriage of domestic mail). In connection with its service to cities in other countries, United is subject to varying degrees of regulation by foreign governments. United has no existing obligation to the Civil Reserve Air Fleet.

     Fuel

     United's results of operations are significantly affected by the price and availability of jet fuel. Based on 1993 fuel consumption, every $.01 change in the average annual price-per-gallon of jet fuel caused a change of approximately $27 million in United's annual fuel costs. The table below shows United's fuel expenses, fuel consumption, average price per gallon and fuel as a percent of total operating expenses for annual periods from 1989 through 1993:

                         1993    1992    1991      1990    1989
Fuel expense,
  including tax
  (in millions)        $1,718  $1,679  $1,674    $1,811  $1,353
Gallons consumed
  (in millions)         2,699   2,529   2,338     2,253   2,128
Average cost per
  gallon (in cents)      63.6    66.4    71.6      80.4    63.6
% of total
  operating
  expenses                12%     13%     14%       16%     15%


     United's average fuel cost per gallon in 1993 was 4.2% lower than in 1992. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United. Accordingly, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers, including United. There can be no assurance that United will be able to increase its fares in response to any increases in fuel prices in the future.

     In order to assure adequate supplies of fuel and to provide a measure of control over fuel costs, United continues to ship fuel on major pipelines, maintains fuel storage facilities, and trades fuel to locations where it is needed. In 1993, almost all of United's fuel was purchased under contracts with major U.S. and international oil companies. Most of these contracts are terminable by either party on short notice. United also purchases minor volumes of fuel on the spot market at some domestic locations. In addition, United purchases foreign fuel on a spot basis from the Middle East, Caribbean and Far East. Although United has not experienced any problem with fuel availability in the past few years and does not anticipate any in the near future, it is impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, United's business would be adversely affected.

     Insurance

     United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and property damage liability. Insurance is subject to price fluctuations from time to time. The amount recoverable by United under aircraft hull insurance covering all damage to its aircraft is not subject to any deductible amount in the event of a total loss. In the event of a partial loss, however, such recovery is subject to a per-occurrence deductible of $1,000,000 for B747s, B757s, B767s and DC10s, $750,000 for B737-300s, and B737-500s,
and $500,000 for all other aircraft except commuter aircraft, for which the deductible is $100,000.

     Employees - Labor Matters

     On December 31, 1993, United had 81,511 employees
(approximately ten percent of whom are part-time employees).
Approximately 64% of United's employees were represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1993 are as follows:

                   Number of                  Contract Open
  Employee Group     Employees*  Union        For Amendment
  Mechanics, ramp
  servicemen & other
  ground employees    26,984     IAM          December 1, 1994**

  Flight
  attendants          17,330     AFA          April 1, 1996

  Pilots               8,022     ALPA         December 1, 1994**


          *The flight kitchen sales (see Item 2, Properties,
     "Transfers of Assets") occurring in 1994 are expected to reduce United's number of total employees by more than 4,000 from December 31, 1993 levels.

          **If the proposed Employee Investment Transaction is consummated, the IAM and the ALPA contracts each will not be open for amendment until the year 1999 or 2000, depending on when the transaction closes and whether the AFA participates in the transaction.

     United's relations with these labor organizations are governed by the Railway Labor Act. Under this Act, collective bargaining agreements between United and these organizations become amendable upon the expiration of their stated term. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations and, if no agreement is reached, either party may request that a mediator be appointed. If no agreement is reached, the National Mediation Board may determine, at any time, that an impasse exists and may proffer arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

     United's wage and related costs accounted for 33% of its total operating expenses for the twelve months ended December 31, 1993. In order to enhance its competitive position, United has taken various steps to reduce its unit costs, including the layoffs of 2,800 employees in February 1993, the reduction in force which is resulting from the flight kitchen sales, reductions in non-personnel expenses and the redeployment of certain aircraft to more profitable airports.

     The long-term competitiveness of United's labor costs, and the long-term financial stability and profitability of United, is expected to be improve if the proposed Employee Investment
Transaction is consummated.


Item 2.      Properties

     Flight Equipment

     As of December 31, 1993, United's aircraft fleet totaled 544 jet aircraft, of which 246 were owned and 298 were leased. These aircraft are listed below:

                     Average                           Average
  Aircraft Type    No. of Seats Owned Leased*  Total  Age (Years)

  B727-222A            147       50     25      75        15
  B737-200             109       45      -      45        25
  B737-200A            109       --     24      24        14
  B737-300             128       14     87     101         5
  B737-500             108       28     29      57         2
  B747-100             393       18     --      18        22
  B747-SP              244        2      7       9        17
  B747-200             369        2      7       9        15
  B747-400             398        3     19      22         2
  B757-200             188       34     54      88         2
  B767-200             179       19     --      19        11
  B767-300ER           206        3     20      23         1
  DC10-10              287       28     13      41        19
  DC10-30              298       --      8       8        14
  A320-200             144       --      5       5         1

  TOTAL OPERATING
  FLEET                246      298    544      10
                       ===      ===    ===      ==
  ________________
    * United' s aircraft leases have initial terms of 4 to 26 years, and expiration dates range from 1994 through 2018. Under the terms of leases for 287 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.

          As of December 31, 1993, 78 of the 246 aircraft owned by United were encumbered under transaction agreements.

            In 1993 United took delivery of 43 new aircraft.
United acquired ten B737-500s, four B747-400s, 16 B757-200s, eight B767-300ERs, and five A320-200s.

            In early 1993, United revised its capital spending plan based on reductions in its capacity requirements for the next several years. Consistent with this reduced capital spending plan, United reached agreement with Boeing to convert 49 firm aircraft orders into options, and to delay delivery of certain aircraft originally scheduled for delivery between 1993 and 1996 into the 1996-1999 period. Under the terms of the agreement, if United does not elect to confirm the delivery of these option aircraft, it will forfeit significant deposits. United also reached agreement with Airbus to delay delivery of 14 A320s originally scheduled for delivery after 1994. In addition, United announced in 1993 that it would accelerate the retirement of 25 widebody aircraft, including 15 DC10-10s and ten B747-SPs, retiring them prior to the end of 1994; six of these 25 widebody aircraft (five DC10-10s and one B747-SP) were retired in 1993.

            As a result of these new agreements, as of December 31, 1993, United had taken delivery of all aircraft on order, with the exception of 34 B777-200 aircraft, which are scheduled to be delivered between 1995 and 1999. In addition to the B777-200 order, United has arrangements with Airbus and A320 engine manufacturer International Aero Engines to lease an additional 45 A320-200 aircraft, which are scheduled for delivery through 1998. At December 31, 1993, United also had purchase options for 186 B737 aircraft, 54 B757-200 aircraft, 34 B777-200 aircraft, 52 B747-400 aircraft, 8 B767-300ER aircraft and 50 A320-200.

     In January 1994, United entered into an agreement with Boeing to acquire two new B747-400 aircraft in 1994, in place of options for two similar aircraft. These two aircraft orders fulfill part of United's obligation to Boeing under the 1993 restructuring agreement described above.

     The following table sets forth United's firm aircraft orders, options and expected delivery schedules as of December
31, 1993:

  Order Status  Aircraft Type   Number    To Be Delivered
  Delivery Rate

  Firm Orders  B777-200      34      1995-1999      0-3 per month

               Total-Firms  34*

  Options**    B737***      186      1996-2002      0-5 per month
               B747-400*     52      1996-2003      2-10 per year
               B757-200      54      1996-1999      0-2 per month
               B767-300ER     8      1997-1999      0-1 per month
               B777-200      34      1998-2000      1 per month
               A320-200      50      1996-2001      1-3 per month

               Total-Options384
  ________________
    * In addition, United has agreed to lease an additional 45 A320-200 aircraft. Deliveries of these aircraft are
       expected to occur between 1994 and 1998.   Also, in January
       1994, United entered into an agreement with Boeing to acquire two new B747-400 aircraft in 1994, in place of options for two similar aircraft.

   ** Rate of deliveries with respect to option aircraft assumes that all options are exercised and that all orders subject to reconfirmation are confirmed by United.

   *** Models 300, 400 and 500, at United's discretion.

     Ground Facilities

     In the vicinity of O'Hare, United owns a 106 acre complex consisting of over one million square feet of office space for its executive headquarters, a computer facility, and a training center. United operates reservation centers in or near eight U.S. cities - Chicago, Denver, Detroit, Honolulu, Los Angeles, San Francisco, Seattle and Washington, D.C. United also operates 133 city ticket offices in the U.S., plus offices in the Pacific and European countries served by United.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 144 acres of land, three million square feet of floor space and 12 aircraft hangar docks, under leases expiring in 2013. Virtually all major aircraft and component maintenance for United's fleet occurs at the MOC, including aircraft acceptance and flight testing, and the installation, testing and repairing of engines, electronics, and interior fittings. United also has a major facility at the Oakland, California airport which is dedicated to airframe maintenance and which includes a hangar with sufficient space to accommodate maintenance work on four wide-bodied aircraft simultaneously. As of December 31, 1993, United employed more than 11,970 mechanics, inspectors, engineers, and maintenance support personnel at the MOC and over 1,660 at the Oakland facility. United also has line aircraft maintenance employees and facilities at 36 domestic and 18 international locations.

      In March 1994, United opened a new major aircraft maintenance and overhaul facility ("MOC-II") in Indianapolis. Operating under a lease with the Indianapolis Airport Authority which expires November 30, 2031. When all phases of the construction work are completed, as scheduled, in 2004, United will employ 6,300 people at MOC-II, and will occupy approximately 300 acres of land and up to three million square feet of space, including 15 aircraft dock positions. MOC-II will be used for maintenance of Boeing 737 aircraft, engine repair, spare parts storage, ground equipment maintenance, technical support and administrative functions.

     In Spring 1994 United expects to relocate its Denver hub operations to the new Denver International Airport. Under a new 30-year lease and use agreement, expiring in 2023, United eventually will occupy 44 gates and over one million square feet of exclusive terminal building space. The new airport is located northeast of Stapleton International Airport and approximately 25 miles from downtown Denver. Upon the opening of the new airport, Stapleton will be closed to all aircraft operations. United's flight training center will continue to be located near Stapleton and is under lease, including options to extend, until 2018.
This flight training center consists of four buildings with a total of 300,000 square feet located on 22 acres of land adjoining Stapleton. The flight training center accommodates 26 flight simulators and over 90 computer-based training stations, as well as cockpit procedures trainers, autoflight system trainers and emergency evacuation trainers.

     United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. In many cases United has constructed, at its expense, the buildings it occupies on its leased properties. In general, buildings and fixtures constructed by United on leased land are the property of the lessor upon the expiration of such leases. United also has leased and improved ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. United believes its facilities are suitable and adequate for its current requirements. United will continue to acquire equipment and facilities as necessary to support its airline operations.

     Transfers of Assets

     In third quarter of 1993, United reached agreements to sell, lease or otherwise transfer assets related to the operation of 16 of its 17 domestic flight kitchens to Dobbs International services, Inc. and Caterair International Corp. for $119 million in a series of phased closings that commenced in December 1993 and are expected scheduled to continue through mid-1994. Under the agreements, the purchasers will provide catering services for United at the airports served by the flight kitchens for seven years.


Item 3.   Legal Proceedings

     The Company is involved from time to time in legal proceedings incidental to the ordinary course of its business. Such proceedings include claims brought by and against the Company or its subsidiaries including claims seeking substantial compensatory and punitive damages. Such claims arise from routine commercial disputes as well as incidents resulting in bodily injury and damage to property. The Company believes that the potential liabilities in all of bodily injury and property damage actions are adequately insured and none of the other actions are expected to have any material adverse effect on the Company or its subsidiaries.

     Noise Proceedings

     United may be affected by legal proceedings brought by owners of property located near certain airports. Plaintiffs generally seek to enjoin certain aircraft operations and/or to obtain damages against airport operators and air carriers as a result of alleged aircraft noise or air pollution. Any liability or injunctive relief imposed against airport operations or air carriers could result in higher costs to United and other air carriers.


     The ultimate disposition of the matters discussed in Item 3 hereof, and other claims affecting the Company, are not expected to have a material adverse effect on the Company's financial condition.



Item 4.  Submission of Matters to a Vote of Security Holders

     Omitted pursuant to General Instruction J (2) (c) of Form 10-
K.




                             PART II


Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters

     United is a wholly-owned subsidiary of UAL Corporation.

Item 6.   Selected Financial Data

                                           Year Ended December 31
                                 1993      1992      1991     1990     1989
                                                (In Millions)

Operating revenues              $14,354   $12,725   $11,660  $11,023  $9,773
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes                (17)     (386)     (335)     96      358
Extraordinary loss on early
  extinguishment of debt,
  net of tax                        (19)       -         -       -        -
Cumulative effect of
  accounting changes                 -       (547)       -       -        -
Net earnings (loss)                 (36)     (933)     (335)     96      358
Total assets at year end         12,153    12,067     9,907   8,001    7,217
Long-term debt and capital
  lease obligations, including
  current portion at year end     3,614     3,628     2,531   1,326    1,404


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Proposed Employee Investment Transaction

      On December 22, 1993, the Board of Directors of UAL Corporation ("UAL"), parent company of United Air Lines, Inc. ("United"), approved a non-binding agreement in principle that would provide a majority equity interest in UAL to the employees of United in exchange for wage concessions and work-rule changes.
 In January 1994, the agreement was ratified by the Air Line Pilots Association ("ALPA") and the International Association of Machinists ("IAM"). The transaction is subject to, among other things, approval by UAL stockholders.

      The employee investment plan is intended to put in place a lower cost structure that allows United to compete effectively in the aviation marketplace and address its long-term financial viability. The concessions will come from three of United's employee groups: employees represented by ALPA, employees represented by the IAM and the salaried and management employees.
 Employees represented by the Association of Flight Attendants ("AFA") have been invited to participate in the plan and UAL has engaged in discussions with the AFA concerning such participation.

      In the transaction, an Employee Stock Ownership Plan will be created to provide United employees with a minimum of a 53% equity interest in UAL in exchange for wage concessions and work-rule changes. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closes. The transaction is not dependent on external financing.

      Pursuant to the terms of the agreement in principle, current UAL stockholders would receive the remaining 37 to 47% of the common stock and $88 per share in cash and face amount of debt and preferred stock. The non-common stock consideration is expected to aggregate approximately $743 million of cash, $900 million face amount of senior unsecured debentures and $900 million face amount of preferred stock depending on the number of common shares on which the distribution is made. While the agreement in principle contemplates that the debentures would be issued by UAL, such debentures could be issued by United.

      The agreement includes terms for the creation of a low-cost short-haul operation to compete in domestic markets. This short-haul operation, in combination with the other wage and work-rule concessions, is expected to increase United's cash flows from operating activities.

      UAL agreed that if the transaction closes prior to August 31, 1994, severance payments and employee benefits coverage approximating $50 million would be provided by United to IAM employees being terminated from United as a result of the recent sale of flight kitchens (see Sale of Flight Kitchens), in addition to payments required under United's labor contracts. Certain of the severance payments, which are to be made on a monthly basis, became payable in January 1994 after the unions ratified the agreement; however, these monthly payments terminate but are not refunded if the transaction does not close before August 31, 1994 or certain other conditions are not met. Other lump-sum severance amounts are payable only if the transaction closes prior to the required date. UAL has also agreed to pay up to $45 million of transaction fees and expenses incurred by ALPA and the IAM if the transaction is closed by August 31, 1994. If the transaction does not close by the required date but certain conditions are met, UAL will pay up to $12.5 million of ALPA and IAM transaction expenses.

      Under the terms of the agreement in principle, United may not, among other things, incur incremental debt or other obligations, or sell certain assets, other than in the ordinary course of business, prior to the consummation of the transaction.
 In addition, after consummation of the transaction, certain activities, including certain asset dispositions, may require a different approval process by the UAL Board of Directors, and in some cases the shareholders, than is currently required.


Liquidity and Capital Resources

      During 1993, United's total cash, cash equivalents and short-term investments decreased $266 million to a balance of $966 million at December 31, 1993. Operating activities generated $818 million. Cash was used primarily to repay long-term debt, reduce short-term borrowings and to fund net additions to property and equipment.

      Repayments of long-term debt amounted to $664 million, including the early extinguishment of $500 million of senior subordinated notes in June 1993. In addition, $55 million was used for capital lease payments during the period. Long-term debt and capital lease obligations incurred in connection with aircraft financings during 1993 amounted to $557 million. As a result of the year's financing activities, United's debt:equity ratio was 85:15 at December 31, 1993, unchanged from December 31, 1992.

      During 1993, United placed 43 new aircraft in service. These aircraft were financed primarily with long-term debt, capital leases and operating leases. United acquired 10 B737-500 aircraft, 16 B757-200 aircraft, four B747-400 aircraft, eight B767-300ER aircraft and five A320-200 aircraft during 1993. Of these, 16 aircraft were purchased, 18 were purchased and then sold and leased back, seven were acquired under operating leases and two were acquired in capital lease transactions. Aircraft purchases and other property additions, including aircraft modification projects and aircraft spare parts, amounted to $1.484 billion. Property dispositions, which included sale and leaseback transactions and the sales of five B727 aircraft, provided $1.156 billion.

      In early 1993, United revised its capital spending plan based on reductions in its capacity requirements for the next several years. United reached agreement with The Boeing Company ("Boeing") to convert certain aircraft orders into options.
Under the terms of the agreement, if United does not elect to confirm the delivery of these option aircraft before 1998, it will forfeit significant deposits. United also announced an agreement with Airbus Industrie ("Airbus") to delay from 1995 and 1996 to 1997 and 1998 delivery of 14 leased A320 aircraft. In addition, United announced that it would accelerate the retirement of 25 widebody aircraft, including 15 DC10-10s and ten B747-SPs, retiring them prior to the end of 1994. In 1993, United recorded a $59 million charge to reduce the net book value of the DC-10 aircraft to estimated net realizable value.

      As a result of these new agreements, as of December 31, 1993, United had taken delivery of all aircraft on order, with the exception of 34 B777 aircraft, which are expected to be delivered between 1995 and 1999. In addition to the B777 order, United has arrangements with Airbus and International Aero Engines to lease an additional 45 A320 aircraft, which are scheduled for delivery through 1998. At December 31, 1993, United also had options for 186 B737 aircraft, 54 B757 aircraft, 34 B777 aircraft, 52 B747 aircraft, eight B767 aircraft and 50 A320 aircraft. In January 1994, United entered into an agreement with Boeing to acquire two B747-400 aircraft in 1994 in place of options for two similar aircraft. United continually reviews its fleet to determine whether aircraft acquisitions will be used to expand the fleet or to replace older aircraft, depending on market and regulatory conditions at the time of delivery.

      Commitments for the purchase of aircraft and other property at December 31, 1993 approximated $4.3 billion, after deducting advance payments. An estimated $0.6 billion will be spent in 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. These amounts do not include the two B747-400 aircraft to be acquired under the January 1994 agreement referred to above.

      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources. In 1993, UAL and United filed a shelf registration statement with the Securities and Exchange Commission for up to $1.5 billion of securities, including secured and unsecured debt, equipment trust certificates, equity or a combination of both. Under the terms of this shelf registration statement, a 1992 shelf and a 1991 shelf were combined with the 1993 shelf statement. In December 1993, United issued $100 million of debentures under the shelf registration statement. In May and November 1993, United issued $176 million and $118 million, respectively, of pass through certificates under the shelf registration to refinance aircraft under operating leases. On a combined basis, up to $1.776 billion of additional securities may be offered at December 31, 1993. The shelf registration statement may be utilized for purposes of registering securities to be issued in the employee investment transaction.

      United's senior unsecured debt is rated BB by Standard & Poor's Corporation ("S & P") and Baa3 by Moody's Investors Service Inc. ("Moody's"). These ratings reflect an October 1993 downgrade by Moody's. On December 17, 1993, Moody's announced that it was placing United's securities under review for possible downgrade citing reports about the potential for the employee investment transaction. On December 20, 1993, S & P announced that it was placing the securities on CreditWatch with developing implications, meaning the ratings may be raised or lowered.

      United is in the process of constructing a maintenance facility in Indianapolis, which begins operation in 1994. The facility is being financed primarily with tax-exempt bonds and other capital sources.

      As of December 31, 1993, United had a working capital deficit of $1.608 billion. Historically, United has operated with a working capital deficit and, as in the past, United expects to meet all of its obligations as they become due.

      Operating and financing activities in 1992 generated cash flows of $287 million and $127 million, respectively, which more than offset cash used for net additions to property, resulting in a $96 million increase in cash, cash equivalents and short-term investments. During the year, $2.458 billion was spent on property additions, principally aircraft. United acquired 25 B737-500 aircraft, 25 B757-200 aircraft, 10 B767-300ER aircraft and six B747-400 aircraft in 1992. Of these, 18 aircraft were purchased, 38 were purchased and then sold and leased back and 10 were acquired in capital lease transactions. Property dispositions provided cash proceeds of $2.363 billion. In 1992, United also acquired certain Latin American route authorities and other related assets from Pan American World Airways, Inc. ("Pan Am").

      During 1991, operating property additions amounted to $2.122 billion and included the acquisition of 23 B757-200 aircraft, 18 B737-500 aircraft, five B767-300ER aircraft, four B747-400 aircraft and seven used B747-200 aircraft. Dispositions of property, including the sale and leaseback of 15 aircraft and the sales of two DC8-71 aircraft and four B727-100 aircraft, provided $1.281 billion. United also acquired international route authorities and other assets from Pan Am, which was the primary cause of a $358 million increase in intangibles.
However, cash provided by operating activities of $355 million and financing activities of $827 million allowed United to maintain a relatively stable balance of cash, cash equivalents and short-term investments, which amounted to $1.136 billion at December 31, 1991.

Results of Operations

      United's results of operations in 1993 improved considerably as compared to 1992. In 1993, United recorded a net loss of $36 million, compared to a 1992 net loss of $933 million.
 The 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt. The 1992 results include a $547 million cumulative effect of adopting Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109, "Accounting for Income Taxes." The 1993 loss before extraordinary item was $17 million, compared to a 1992 loss before cumulative effect of accounting changes of $386 million.

      United recorded operating earnings in 1993 of $295 million compared to an operating loss in 1992 of $496 million. The improved performance in 1993 was benefitted by the cost reduction program implemented in 1993, the realignment of domestic schedules to eliminate unprofitable routes in an effort to enhance revenue performance and the impact of a labor union strike on a competing air carrier. United's 1992 losses were significantly affected by uneconomic fare actions initiated by other carriers that increased traffic and load factors to unprecedented levels, but resulted in substantially reduced yield (passenger revenue per revenue passenger mile).

      While United's results showed improvement in 1993, the results of operations in the airline business can fluctuate significantly in response to general economic conditions. This is because small fluctuations in yield and cost per available seat mile can have a significant effect on operating results. Thus, United believes that industrywide fare levels, increasing low-cost competition, prolonged operations of carriers under bankruptcy protection, general economic conditions, fuel costs, international governmental policies and other factors over which it has limited control, will continue to affect its operating results.

      In addition, United expects its 1994 operating results to be impacted by increases in operating expenses of approximately $100 million related to operations at the new Denver International Airport, and approximately $70 million related to employee pension costs as a result of lowering the assumed discount rate from 8.75% to 7.5%.


1993 Compared with 1992

      Operating Revenues   Operating revenues increased $1.629
billion (13%). Passenger revenues increased $1.353 billion (12%) due to a 9% increase in revenue passenger miles and a 2% increase in yield to 12.48 cents. Domestic revenue passenger miles increased 6% on an increase of 8% in domestic available seat miles, resulting in a decrease of 1.0 point in domestic passenger load factor to 65.2%. International revenue passenger miles increased 14%. Passenger traffic increased in substantially all international markets, especially in Latin America, where United began service in the first quarter of 1992. Passenger load factors increased in Latin America, the Atlantic and the Pacific.
 On a system basis, available seat miles increased 10% and passenger load factor decreased 0.2 points to 67.2%.

      Cargo revenues increased $167 million (21%), due to increases of $144 million in freight revenues and $23 million in mail revenues. The freight revenue increase reflects both volume and unit revenue increases largely attributable to increased international operations. Contract services and other revenues increased $109 million (18%) primarily as a result of revenues generated by Apollo Travel Services Partnership ("ATS"), a consolidated general partnership 77% owned by United, that was formed by the 1993 merger of two affiliates of United. (see Note 3 of the Notes to Consolidated Financial Statements)

      Operating Expenses   Operating expenses increased $838
million (6%). United's cost per available seat mile decreased 3% to 9.33 cents. The decrease in unit cost was largely due to the implementation of a cost reduction program in early 1993. Commissions increased $288 million (13%) due to increased revenues and slightly higher cargo commission rates. Salaries and related costs increased $208 million (5%) primarily due to higher average wage rates and higher costs associated with pensions and health insurance. Rentals and landing fees increased $169 million (13%) primarily reflecting rent associated with a larger number of aircraft on operating leases. Aircraft maintenance increased $60 million (20%) due principally to higher outside maintenance costs. Purchased services increased $48 million (5%) due principally to higher computer reservations fees and higher costs associated with international operations, such as communications, navigation charges and security. Depreciation and amortization increased $27 million (4%) due principally to newly acquired aircraft. Aircraft fuel expense increased $39 million, as a 7% increase in fuel consumption was partially offset by a 4% decrease in the average price per gallon of fuel to 63.6 cents. Other operating expenses increased $80 million (10%) due principally to the consolidation of ATS after the merger. Advertising and promotion decreased $51 million (24%) and food and beverages decreased $24 million (7%) due to cost reduction efforts.

      Other Income and Expense   Other expense amounted to $321
million in 1993 compared to $106 million in 1992. Interest expense increased $31 million due primarily to increased debt and capital lease obligations incurred in connection with aircraft financings. Interest capitalized decreased $41 million (45%) due to lower advance payments on new aircraft. United's equity in the results of affiliates shifted from income of $42 million in 1992, representing United's share of Covia Partnership ("Covia") earnings, to losses of $30 million in 1993, primarily due to a charge recorded by Galileo International for the cost of eliminating duplicate facilities and operations after the merger of Covia and the Galileo Company. Included in "Miscellaneous, net" were foreign exchange losses of $20 million in 1993 compared to gains of $2 million in 1992. Also included in 1993 was a charge of $59 million to reduce the net book value of 15 DC-10 aircraft to estimated net realizable value and a $17 million gain resulting from the final settlement for overpayment of annuities purchased in 1985 to cover certain vested pension benefits. Interest income increased $11 million due principally to interest received in connection with the same settlement. In 1992, "Miscellaneous, net" also included gains on disposition of property of $32 million, a charge of $13 million to record the cash settlement of class action claims resulting from litigation relating to the use of airline fare data.

1992 Compared with 1991

      In 1992, United recorded a net loss of $933 million, compared to the 1991 net loss of $335 million. The 1992 loss before the cumulative effect of adoption of SFAS No. 106 and SFAS
No. 109 was $386 million.

      Operating Revenues   Operating revenues increased $1.065
billion (9%). Passenger revenues increased $1.033 billion (10%) due to a 13% increase in revenue passenger miles partially offset by a 2% decrease in yield to 12.19 cents. The increase in passenger traffic was largely attributable to United's international operations. European operations increased significantly with the April 1991 acquisition of route authorities from Pan Am. Latin American operations began in January 1992 as United started serving certain former Pan Am destinations. Pacific air travel demand also improved compared to 1991, which was adversely impacted by the Gulf war. Domestic traffic increased primarily as a result of fare reductions initiated by other carriers. Domestic revenue passenger miles increased 5% and available seat miles increased 2%, resulting in a 2.0 point increase in domestic load factor to 66.2%. On a system basis, United's revenue passenger miles increased 13% and available seat miles increased 11%, resulting in a 1.1 point increase in passenger load factor to 67.4%.

      Cargo revenues increased $89 million (13%), primarily due to increased freight revenues, reflecting both volume and unit revenue increases as a result of expanded international operations. Contract services and other revenues decreased $57 million (9%) primarily as a result of a decrease in fuel sales.

      Operating Expenses   Operating expenses increased $1.070
billion (9%). United's cost per available seat mile decreased 2% to 9.6 cents. Salaries and related costs increased $430 million (11%) primarily due to increased flight crew and customer service personnel, higher average wage rates and higher costs associated with pensions and health insurance. The increase in salaries and related costs included $75 million related to SFAS No. 106, which was adopted effective January 1, 1992. Rentals and landing fees increased $212 million (20%) reflecting rent associated with an increasing number of aircraft on operating leases and higher airport facilities rent and landing fees, primarily related to international operations. Commissions increased $166 million (8%) due to increased revenues, as average commission rates remained relatively unchanged. Purchased services increased $142 million (18%) due principally to higher computer reservations fees and higher costs associated with international operations, such as communications, navigation charges and security. Depreciation and amortization increased $91 million (15%) due principally to newly acquired aircraft. Food and beverages increased $49 million (17%) due to a higher per passenger cost, reflecting a passenger mix more heavily weighted by international passengers. Aircraft fuel expense increased $5 million, as an 8% increase United's in fuel consumption was partially offset by a 7% decrease in the average price per gallon of fuel to 66.4 cents. Aircraft maintenance decreased $57 million (16%) due principally to lower outside maintenance costs and the retirement of the B727-100 fleet. Other operating expenses decreased $2 million due to selling less fuel to third parties.

      Other Income and Expense   Other expense amounted to $106
million in 1992 compared to $22 million in 1991. Interest expense increased $106 million due primarily to increased debt and capital lease obligations incurred in connection with 1991 and 1992 aircraft financings. Interest income decreased $19 million due to lower interest rates. Equity in the earnings of affiliates increased $35 million as a result of higher Covia booking revenues and the settlement of certain partner accounts in 1991. "Other income (expense) - Miscellaneous, net" included foreign exchange gains of $2 million in 1992 compared to losses of $20 million in 1991. Also included in 1992 was a charge of $13 million to record the cash settlement of class action claims resulting from litigation relating to the use of airline fare data and gains of $32 million on the disposition of property, primarily one B747-SP aircraft, seventeen B727 aircraft and four B737-200 aircraft. In 1991, gains on the disposition of property amounted to $49 million, which reflected sales of two DC8-71s and four B727-100s.


Other Information

Deferred Tax Asset

      United's consolidated balance sheet at December 31, 1993 includes a net cumulative deferred tax asset of $697 million.
The net deferred tax asset is composed of approximately $1.9 billion of deferred tax assets and approximately $1.2 billion of deferred tax liabilities. The deferred tax assets include, among other things, $598 million related to obligations for postretirement and other employee benefits, $480 million related to gains on sales and leasebacks and $202 million related to alternative minimum tax ("AMT") credit carryforwards which do not expire.

      The majority of the deferred tax assets will be realized through reversals of existing deferred tax liabilities with similar reversal patterns. To realize the benefits of the remaining deferred tax assets relating to temporary differences, United needs to generate approximately $1.2 billion in future taxable income. Based on the expectations for future taxable income, the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that the deferred tax assets will be realized.

      Although United has experienced both book and tax losses in the past three years, in the ten years prior to these losses, United reported cumulative taxable income of $2.8 billion (including $400 million of gains on dispositions of businesses). Following is a summary of United's pretax book income and taxable income for the last five years:

(In Millions)                 1993    1992    1991   1990   1989
Pretax book income (loss)    $ (26)  $(602)  $(513)  $167   $595
Taxable income (loss)        $(156)  $(502)  $(784)  $274   $638

     The losses in the past three years were largely attributable to certain events beyond management control, including the Gulf war, the unanticipated duration of the recession in both the
U. S. and other areas of the world and the proliferation of numerous low-cost air carriers resulting in severe competition in the airline industry. While the economic outlook in Japan and Europe could continue to negatively affect United's operating results, management believes that these economies will begin to improve, and when combined with certain cost containment strategies, United's financial results should improve.

     Management has already taken several steps to reduce costs and capital expenditures. United's improved operating results in 1993 versus 1992 are principally attributable to these actions, as highlighted below:

o Implemented a program in January 1993 to reduce planned 1993 operating expenses by $400 million, including the furlough of 2,800 employees in February 1993.

o Reached agreement with Boeing, its principal supplier, to convert 49 aircraft orders into options and defer their scheduled delivery dates.

o    Reduced 1993 to 1996 capital spending by $6 billion.

o Agreed to sell flight kitchens which will result in the avoidance of an estimated $70 million of capital expenditures and estimated cost savings of more than $320 million over the seven year catering contract with the purchaser, before taking into account the severance payments resulting from the employee investment transaction.

o Accelerated the retirement of 25 older aircraft to reduce costs and improve operating efficiencies.

o Negotiated over $100 million in annual savings from suppliers.

o Reduced domestic capacity by eliminating certain unprofitable routes and reducing capacity in certain markets to better match demand.

o Increased the use of cooperative arrangements with domestic and international carriers resulting in increased revenue opportunities through code-sharing.

     The long-term financial stability and profitability of the company is expected to be further enhanced through the proposed employee investment transaction. However, in the event the proposed employee investment transaction does not occur, United is prepared to make additional structural changes to return to profitablilty.

     United's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, oil prices, the state of the industry and other factors beyond management's control. In the event that future taxable income is inadequate to realize the benefits of the remaining deferred tax assets, United has identified certain tax planning strategies that would significantly contribute to the utilization of these assets. These strategies include, among other things, eliminating the prefunding of certain employee benefits and the sale of unused route authorities.

     There can be no assurances that United will meet its expectation of future taxable income. However, based on the above factors, management believes it is more likely than not that future taxable income will be sufficient to utilize the cumulative deferred tax assets at December 31, 1993.

Contingencies

     During 1992, United recorded a $13 million charge representing its share of the cash component of a settlement of certain class action claims. Under the settlement, which has been approved by the U.S. District Court, six airlines paid approximately $45 million in cash and will issue $397 million in face amount of certificates affording discounts of up to approximately 10% on future air travel on any of the six carriers.

     No liability was established for the certificate portion of the settlement since United expects that in the aggregate, future revenues associated with certificate redemption will exceed the cost of providing the related air service. United anticipates that the portion of the total issued certificates that may be redeemed on United will approximate United's 22% market share among the six carriers, but actual redemption may be greater or lesser.

     The ultimate impact of the settlement on United's future revenues, operating margins and earnings is not reasonably estimable since neither the portion of the certificates to be redeemed on United nor the generative or dilutive revenue effect of certificate redemption is known.

     United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. At sites where the EPA has commenced remedial litigation, potential liability is joint and several. United's alleged proportionate contributions at the sites are minimal. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Such accruals have not been material.

     United has certain other contingencies resulting from litigation and claims incident to the ordinary course of business. Although the ultimate outcome of these matters could have a material effect on United's financial condition, operating results or liquidity, management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect United's financial condition, operating results or liquidity.

New Accounting Standards

     In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires recognition of the liability for postemployment benefits during the period of employment. Such benefits include company paid continuation of group life insurance and medical and dental coverage for certain employees after employment but before retirement. United will adopt the new standard in the first quarter of 1994. Based on preliminary estimates, United currently expects to record a transition obligation, which will result in a cumulative charge of $26 million, net of tax. Prior years' financial statements will not be restated. Ongoing expenses will vary based on actual claims experience.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fair value accounting for certain investments. United is required to adopt the new standard in 1994 and the standard is not to be applied retroactively. Upon adoption, United will record a periodic charge or credit to adjust the carrying value of certain investments to fair value. The adjustment will be recorded in earnings or as a separate component of equity, depending on the type of investment. United does not expect a material impact on either earnings or equity as a result of adopting SFAS No. 115.


Energy Tax

     The Omnibus Budget Reconciliation Act of 1993 signed into law on August 10, 1993, imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax will become effective October 1, 1995, and is scheduled to continue until October 1, 1998. Based on United's 1993 domestic fuel consumption of 1.7 billion gallons, the new fuel tax, when effective, is expected to increase United's operating expenses by approximately $75 million annually.

Foreign Currency Transactions

     United generates revenues and incurs expenses in numerous foreign currencies; however, United has limited exposure to foreign exchange rate fluctuations due to its ability to convert excess local currencies generated to U.S. dollars. In addition, United has exposure to transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded in recent years, including losses recorded in early 1993, were primarily the result of the impact of exchange rate changes on unhedged Japanese yen-denominated long-term debt, lease obligations and current liabilities, since the aggregate balance of such liabilities exceeded United's yen-denominated assets. During 1993, United increased the amount of its yen-denominated assets to minimize the impact of foreign exchange rate changes on reported financial results.


Sale of Flight Kitchens

     In the third quarter of 1993, United reached agreements to sell assets related to the operation of 16 of its flight kitchens to Dobbs International Services, Inc. and Caterair International Corp. for $119 million. Under the agreements, the purchasers will provide catering services for United at the airports served by the flight kitchens for seven years. United expects the catering agreement to result in savings of approximately $320 million over its term, before taking into account the severance payments resulting from the employee investment transaction. The asset sales for most, if not all, of the flight kitchens are expected to be completed in the second quarter of 1994. The asset sales result in an insignificant gain.

Item 8.  Financial Statements and Supplementary Data



                                                            Page
                                                           Number

Report of independent public accountants                       41

Consolidated financial statements -

  Statement of consolidated operations for the
    years ended December 31, 1993, 1992 and 1991               42

  Statement of consolidated financial
    position as of December 31, 1993 and 1992               43-44

  Statement of consolidated cash flows for the
    years ended December 31, 1993, 1992 and 1991               45

  Statement of consolidated shareholder's equity
    for the years ended December 31, 1993, 1992
    and 1991                                                   46

  Notes to consolidated financial statements                47-66



Reference is made to Item 14(a)(2), page 68, for the Financial
Statements Schedules included in this report.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors,
      United Air Lines, Inc.:

      We have audited the accompanying statement of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1993 and 1992, and the related statements of consolidated operations, consolidated cash flows and consolidated shareholder's equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

      As discussed in notes 5 and 11 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules referenced in
Item 14(a)(2) herein are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN & CO.
Chicago, Illinois
February 23, 1994

                   UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                     STATEMENT OF CONSOLIDATED OPERATIONS
                                (In Millions)

                                                  Year Ended December 31
                                               1993       1992       1991
Operating revenues:
  Passenger                                   $12,682    $11,329    $10,296
  Cargo                                           960        793        704
  Contract services and other                     712        603        660
                                               14,354     12,725     11,660
Operating expenses:
  Salaries and related costs                    4,695      4,487      4,057
  Commissions                                   2,500      2,212      2,046
  Aircraft fuel                                 1,718      1,679      1,674
  Rentals and landing fees                      1,466      1,297      1,085
  Purchased services                              974        926        784
  Depreciation and amortization                   722        695        604
  Aircraft maintenance                            366        306        363
  Food and beverages                              317        341        292
  Personnel expenses                              260        266        239
  Advertising and promotion                       163        214        207
  Other                                           878        798        800
                                               14,059     13,221     12,151
Earnings (loss) from operations                   295       (496)      (491)
Other income (expense):
  Interest expense                               (347)      (316)      (210)
  Interest capitalized                             51         92         91
  Interest income                                  75         64         83
  Equity in earnings (loss) of affiliates         (30)        42          7
  Miscellaneous, net                              (70)        12          7
                                                 (321)      (106)       (22)
Loss before extraordinary item,
  income taxes and cumulative effect
  of accounting changes                           (26)      (602)      (513)
Provision (credit) for income taxes                (9)      (216)      (178)

Loss before extraordinary item and
  cumulative effect of accounting changes         (17)      (386)      (335)
Extraordinary loss on early
  extinguishment of debt, net of tax              (19)        -          -
Cumulative effect of accounting changes:
  Accounting for postretirement
    benefits, net of tax                           -        (580)        -
  Accounting for income taxes                      -          33         -

Net loss                                      $   (36)   $  (933)   $  (335)


              The accompanying notes to consolidated financial
            statements are an integral part of these statements.

               UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                (In Millions)



                                                            December 31
Assets                                                   1993         1992

Current assets:
  Cash and cash equivalents                           $   285       $   454
  Short-term investments                                  681           778
  Receivables, less allowance for doubtful
    accounts (1993 - $22; 1992 - $12)                   1,092         1,064
  Related party receivables                               397           311
  Aircraft fuel, spare parts and supplies, less
    obsolescence allowance (1993 - $69; 1992 - $46)       277           314
  Refundable income taxes                                  47           109
  Deferred income taxes                                   127            34
  Prepaid expenses                                        361           328
                                                        3,267         3,392

Operating property and equipment:
  Owned -
    Flight equipment                                    7,899         7,604
    Advances on flight equipment                          589           706
    Other property and equipment                        2,658         2,077
                                                       11,146        10,387
    Less - Accumulated depreciation and amortization    4,678         4,183
                                                        6,468         6,204
  Capital leases -
    Flight equipment                                    1,027           958
    Other property and equipment                          104           100
                                                        1,131         1,058
    Less - Accumulated amortization                       395           343
                                                          736           715
                                                        7,204         6,919
Other assets:
  Intangibles, less accumulated amortization
    (1993 - $165; 1992 - $129)                            789           800
  Deferred income taxes                                   570           579
  Other                                                   323           377
                                                        1,682         1,756


                                                      $12,153       $12,067


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

                UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                       (In Millions, Except Share Data)



                                                           December 31
Liabilities and Shareholder's Equity                   1993          1992

Current liabilities:
  Short-term borrowings                               $   315       $   450
  Long-term debt maturing within one year                 125            73
  Current obligations under capital leases                 62            53
  Advance ticket sales                                  1,036         1,066
  Accounts payable                                        632           649
  Accrued salaries, wages and benefits                    941           903
  Accrued aircraft rent                                   886           708
  Other accrued liabilities                               878           858
                                                        4,875         4,760


Long-term debt                                          2,603         2,694

Long-term obligations under capital leases                824           808


Other liabilities and deferred credits:
  Deferred pension liability                              571           576
  Postretirement benefit liability                      1,058           960
  Deferred gains                                        1,400         1,430
  Other                                                   113           101
                                                        3,142         3,067

Minority interest                                          35            -

Shareholder's equity:
  Common stock, $5 par value; authorized,
    1,000 shares; outstanding 200 shares                   -             -
  Additional capital invested                             839           816
  Retained earnings (deficit)                             (95)          (59)
  Unearned compensation                                   (17)          (11)
  Pension liability adjustment                            (53)           (8)
                                                          674           738

Commitments and contingent liabilities (Note 13)
                                                      $12,153       $12,067


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                  UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (In Millions)

                                                      Year Ended December 31

                                                     1993      1992      1991
Cash and cash equivalents at beginning of year      $   454   $   437   $   214

Cash flows from operating activities:
  Net loss                                              (36)     (933)     (335)
  Adjustments to reconcile to net cash provided by
    operating activities -
      Extraordinary loss on early extinguishment
        of debt                                          19        -         -
      Cumulative effect of accounting change             -        547        -
      Deferred pension expense                          242       165        75
      Deferred postretirement benefit expense            89        75        -
      Depreciation and amortization                     722       695       604
      Foreign exchange (gains) losses                    20        (2)       20
      Gains on disposition of property                   (2)      (32)      (49)
      Provision (credit) for deferred income taxes      (59)     (128)       18
      Undistributed (earnings) losses of affiliates      42       (27)       (4)
      Decrease (increase) in receivables                (20)     (144)        6
      Decrease (increase) in related party
        receivables                                     (39)     (309)       18
      Decrease (increase) in other current assets        15       (67)      (89)
      Increase (decrease) in advance ticket sales       (31)      184        40
      Increase (decrease) in accrued income taxes        39       191      (279)
      Increase (decrease) in accounts payable
        and accrued liabilities                        (124)      134       378
      Amortization of deferred gains                    (83)      (82)      (82)
      Other, net                                         24        20        34

                                                        818       287       355

Cash flows from investing activities:
  Additions to property and equipment                (1,484)   (2,458)   (2,122)
  Proceeds on disposition of property and equipment   1,156     2,363     1,281
  Decrease (increase) in short-term investments         114       (84)      240
  Acquisition of intangibles                             (3)     (146)     (358)
  Increase in loans to affiliates                       (22)      (48)       -
  Other, net                                              7       (24)       -

                                                       (232)     (397)     (959)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               99       197       687
  Repayment of long-term debt                          (664)      (83)      (76)
  Principal payments under capital leases               (55)      (50)      (31)
  Capital contributions from parent company              -         60       192
  Decrease in advances to parent company                 -         -         53
  Increase (decrease) in short-term borrowings         (135)        1         1
  Other, net                                             -          2         1

                                                       (755)      127       827

Increase (decrease) in cash and cash equivalents
  during the year                                      (169)       17       223


Cash and cash equivalents at end of year            $   285   $   454   $   437

                 The accompanying notes to consolidated financial
               statements are an integral part of these statements.

                      UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED SHAREHOLDER'S EQUITY

                                       (In Millions)

                                      Additional            Unearned   Pension
                              Common   Capital    Retained  Compen-   Liability
                              Stock    Invested   Earnings  sation    Adjustment   Total
Balance at December 31, 1990   $  -     $567       $1,209    $ (8)      $  -      $1,768
Year ended December 31, 1991:
  Net loss                        -        -         (335)      -          -        (335)
  Capital contributions
    from parent company -
      Cash contribution           -      192            -       -          -         192
      United Vacations, Inc.      -      (19)           -       -          -         (19)
      Unearned compensation
      of parent company
      restricted stock plan       -       15            -     (15)         -           -
  Amortization of unearned
    compensation under
    restricted stock plan         -        -            -       6          -           6
  Increase resulting from
    exercise of parent
    company stock options         -        1            -       -          -           1

Balance at December 31, 1991      -      756          874     (17)         -       1,613
Year ended December 31, 1992:
  Net loss                        -        -         (933)      -          -        (933)
  Capital contribution from
    parent company                -       60            -       -          -          60
  Adjustment required to
    recognize minimum pension
    liability                     -        -            -       -         (8)         (8)
  Amortization of unearned
    compensation under
    restricted stock plan         -        -            -       5          -           5
  Forfeiture of parent company
    restricted stock              -       (1)           -       1          -           -
  Increase resulting from
    exercise of parent
    company stock options         -        1            -       -          -           1

Balance at December 31, 1992      -      816          (59)    (11)        (8)        738
Year ended December 31, 1993:
  Net loss                        -        -          (36)      -          -         (36)
  Adjustment required to
    recognize minimum pension
    liability                     -        -            -       -        (45)        (45)
  Unearned compensation of
    parent company restricted
    stock plan                    -       16            -     (16)         -           -
  Amortization of unearned
    compensation under
    restricted stock plan         -        -            -       9          -           9
  Forfeiture of parent company
    restricted stock              -       (1)           -       1          -           -
  Increase resulting from
    exercise of parent
    company stock options         -        8            -       -          -           8

Balance at December 31, 1993   $  -     $839       $  (95)   $(17)      $(53)     $  674


                     The accompanying notes to consolidated financial
                   statements are an integral part of these statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies

      (a) Consolidation-

      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL"). The consolidated financial statements include the accounts of United and all of its subsidiaries. All significant intercompany transactions are eliminated. Investments in affiliates are carried on the equity basis.

      (b) Accounting Changes-

      Effective January 1, 1992, United adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" (see Note 11) and SFAS No. 109, "Accounting for Income Taxes" (see Note 5).

      (c) Airline Revenues-

      Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished. The value of unused passenger tickets is included in current liabilities.

      (d) Foreign Currency Transactions-

      Monetary assets and liabilities denominated in foreign currencies are converted at exchange rates in effect at the balance sheet date. The resulting foreign exchange gains and losses, and gains and losses on foreign currency call options used to hedge foreign currency obligations, are charged or credited directly to income.

      (e) Cash and Cash Equivalents and Short-term Investments-

      Cash in excess of operating requirements is pooled with funds from UAL and its subsidiary companies and invested in short-term, highly liquid, income-producing investments. Investments with an original maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Cash and cash equivalents and short-term investments are stated at cost, which approximates market value. Due to the short maturity of these instruments, their carrying amount is a reasonable estimate of fair value.

      (f) Aircraft Fuel, Spare Parts and Supplies-

      Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

      (g) Operating Property and Equipment-

      Owned operating property and equipment is stated at cost. Property under capital leases, and the related obligation for future minimum lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

      Depreciation and amortization of owned depreciable assets is based on the straight-line method over their estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 10 to 25 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of three to 15 years.

      Properties under capital leases are amortized on the straight-line method over the life of the lease, or in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 19 years for aircraft and flight simulators and 25 years to 40 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

      Gains or losses on dispositions of individual units of owned property and equipment are reflected in earnings. Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense accounts.
 Costs of additions to and renewals of units of property are charged to property and equipment accounts.

      (h) Intangibles-

      Intangibles consist primarily of route acquisition costs, slots and intangible pension assets (see Note 10). Route acquisition costs and slots are amortized over 40 years and 5 years, respectively.

      (i) Mileage Plus Awards-

      United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program when such award levels are reached.

      (j) Deferred Gains-

      Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

      (k) Interest Rate Swap Agreements-

      United enters into interest rate swap agreements to hedge certain interest rate exposure. The differential to be paid or received under the swap agreements is accrued and included in interest expense or rental expense.


(2) Proposed Employee Investment Transaction

      On December 22, 1993, the Board of Directors of UAL approved a non-binding agreement in principle that would provide a majority equity interest in UAL to the employees of United in exchange for wage concessions and work-rule changes. In January 1994, the agreement was ratified by the Air Line Pilots Association ("ALPA") and the International Association of Machinists ("IAM"). The transaction is subject to, among other things, approval by UAL stockholders.

      In the transaction, an Employee Stock Ownership Plan will be created to provide United employees with a minimum of a 53% equity interest in UAL in exchange for wage concessions and work-rule changes. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closes. The transaction is not dependent on external financing.

      Pursuant to the terms of the agreement in principle, current UAL stockholders would receive the remaining 37 to 47% of the common stock and $88 per share in cash and face amount of debt and preferred stock. The non-common stock consideration is expected to aggregate approximately $743 million of cash, $900 million face amount of senior unsecured debentures and $900 million face amount of preferred stock depending on the number of common shares on which the distribution is made. While the agreement in principle contemplates that the debentures would be issued by UAL, such debentures could be issued by United.

      UAL agreed that if the transaction closes prior to August 31, 1994, severance payments and employee benefits coverage approximating $50 million would be provided by United to IAM employees being terminated from United as a result of the recent sale of flight kitchens (see Note 16), in addition to payments required under United's labor contracts. Certain of the severance payments, which are to be made on a monthly basis, became payable in January 1994 after the unions ratified the agreement; however, these monthly payments terminate but are not refunded if the transaction does not close before August 31, 1994 or certain other conditions are not met. Other lump-sum severance amounts are payable only if the transaction closes prior to the required date. UAL has also agreed to pay up to $45 million of transaction fees and expenses incurred by ALPA and the IAM if the transaction is closed by August 31, 1994. If the transaction does not close by the required date but certain conditions are met, UAL will pay up to $12.5 million of ALPA and IAM transaction expenses.

(3) Merger of Affiliates

      In September 1993, the Covia Partnership ("Covia"), a 50% owned affiliate of United, and The Galileo Company Limited, a 25.9% owned affiliate of United, merged. The merger resulted in the formation of the Apollo Travel Services Partnership ("ATS") and the Galileo International Partnership ("Galileo"), two general partnerships that are owned 77% and 38%, respectively, by United through a wholly-owned subsidiary. Galileo owns the Apollo and Galileo computer reservations systems. ATS is responsible for marketing, sales and support of Apollo in the United States, Mexico and the Caribbean.

      Prior to the merger, United's investments in these companies were carried on the equity basis. As a result of the merger and United's majority ownership of ATS, the accounts of ATS are consolidated, resulting in non-cash increases of $78 million in assets, $46 million in liabilities and $34 million in minority interests as of the date of the merger.
United's investment in Galileo is carried on the equity basis. The accounting for the merger resulted in no change in the book value of the assets and liabilities of the companies combined. During the fourth quarter, Galileo recorded a charge for the cost of eliminating duplicate facilities and operations. United's share of this charge was recorded in "Equity in earnings (loss) of affiliates." The merger is expected to create operating efficiencies by eliminating duplication.

      Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservation services, communications and other information from Covia. Revenues derived from the sale of services to Covia amounted to approximately $21 million, $22 million and $31 million in 1993, 1992 and 1991, respectively. The cost to United of services purchased from the Covia Partnership amounted to approximately $168 million, $219 million, and $191 million in 1993, 1992 and 1991, respectively. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and ATS provides marketing, sales and communication services for Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $58 million and the cost of services purchased from Galileo amounted to approximately $47 million in 1993.

Summarized financial information for the significant entities accounted for on the equity basis, follows.

Covia - Summarized financial information as of September 15, 1993 and December 31, 1992 and for the period from January 1, 1993 through September 15, 1993 and the years ended December 31, 1992 and 1991 (in millions):
                                   September 15,    December 31,
                                       1993             1992

Current assets                         $168             $132
Non-current assets                      312              322
  Total assets                          480              454
Current liabilities                      83               98
Long-term liabilities                    44               13
  Total liabilities                     127              111
    Net assets                         $353             $343

                                  1993         1992        1991

Net services revenues             $398         $527        $451
Costs and expenses                 334          444         436
Income before cumulative effect
  of change in accounting           64           83          15
Net income                          47           83          15

Effective January 1, 1993, Covia adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" which resulted in a cumulative charge of $17 million.


Galileo - Summarized financial information as of December 31, 1993 and for the period from September 16, 1993 through December 31, 1993 (in millions):

                                               December 31,
                                                   1993

Current assets                                     $141
Non-current assets                                  467
  Total assets                                      608
Current liabilities                                 173
Long-term liabilities                               440
  Total liabilities                                 613
    Net assets                                     $ (5)


                                                   1993

Services revenues                                  $186
Costs and expenses                                  327
Net loss                                           (141)

During 1993, Galileo recorded $114 million of charges which included the cost of eliminating duplicate facilities and operations.

(4) Other Income (Expense) - Miscellaneous

      Other income (expense) - miscellaneous, net consisted of the following:

                                              1993      1992     1991
                                                   (In Millions)

     Foreign exchange gains or losses        $(20)     $  2     $(20)
     Amortization of hedge
       transaction costs                       (6)       (4)      (8)
     Write down of aircraft to
       net realizable value                   (59)       -        -
     Gain on settlement of 1985
       annuity purchases                       17        -        -
     Net gains on disposition of property       2        32       49
     Gain on sale of certain
       property rights                         -          9       15
     Settlement of class action claims
       regarding airline fare data             -        (13)      -
     Other                                     (4)      (14)     (29)

                                             $(70)     $ 12     $  7


(5) Income Taxes

     United, its subsidiaries and other affiliated companies file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record, and pay UAL for their own tax liability as if they were separate companies filing separate tax returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies, and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on separate company bases.

     In 1993, United incurred a regular tax loss but had an alternative minimum tax ("AMT") liability. The regular tax loss will be carried back to reduce taxable income generated in previous years resulting in federal and state refunds and additional AMT credits. Certain preferences, mainly depreciation adjustments, have caused alternative minimum taxable income to exceed regular taxable income, resulting in the AMT liability.

The provision (credit) for income taxes is summarized as follows:

                                  1993         1992        1991
                                            (In Millions)
             Current-
              Federal            $  50        $ (85)      $(198)
              State                 -            (3)          2
                                    50          (88)       (196)
             Deferred-
              Federal              (68)        (114)         24
              State                  9          (14)         (6)
                                   (59)        (128)         18

                                 $  (9)       $(216)      $(178)

      The income tax provision (credit) differed from amounts computed at the statutory federal income tax rate, as follows:

                                           1993         1992       1991
                                                    (In Millions)
    Income tax provision (credit)
      at statutory rate                  $  (9)       $(205)     $(174)
    State income taxes, net of
      federal income tax benefit             6          (11)        (3)
    Nondeductible employee meals             8            8          6
    Foreign sales corporation
      benefit                               (1)          (6)        (6)
    Rate change effect                      (9)          -          -
    Foreign tax credits                     (3)          (2)        (2)
    Losses of foreign affiliate              -           -           1
    Other, net                              (1)          -          -

    Income tax provision (credit)
      as reported                        $  (9)       $(216)     $(178)

    United adopted SFAS No. 109 "Accounting for Income Taxes," effective January 1, 1992. This statement provides for an asset and liability approach to accounting for income taxes. United recognized a tax benefit of $33 million for the cumulative effect of adopting SFAS No. 109. Deferred income taxes (credit) for 1993 and 1992 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

    During 1991, deferred income taxes were provided for significant timing differences in the recognition of revenue and expenses for tax and financial statement purposes. Principally, these items consisted of the following: $81 million for depreciation and capitalized interest, $(62) million for gains on sale and leaseback transactions, $32 million for gains on asset dispositions, $(24) million for rent expense, $(31) for pension expense, $16 million for other employee benefits and $12 million for prepaid commissions.

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1993 and
1992 are as follows:
                                        1993                    1992
                                Deferred    Deferred    Deferred    Deferred
                                  Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                               (In Millions)

Employee benefits, including
  postretirement medical        $  598      $   31      $  657      $  119
Prepaid commissions                 -           49          -           51
Depreciation, capitalized
  interest and transfers of
  tax benefits                      -        1,105          -        1,013
Gains on sale and leasebacks       480          -          479          -
Rent expense                       207          -          169          -
AMT credit carryforward            202          -          132          -
Foreign exchange
  gains and losses                  84          -          102          -
Frequent flyer accrual              72          -           72          -
Other                              295          56         385         200

                                $1,938      $1,241      $1,996      $1,383


     United has determined, based on its history of operating earnings, available carrybacks, expectations for the future and potential tax planning strategies, that it is more likely than not that the deferred tax assets at December 31, 1993 will be realized before expiration.

     The significant differences between pretax book losses and taxable losses for the last three years were as follows (in millions):

                                           1993       1992      1991

Pretax book loss                          $ (26)     $(602)    $(513)
     Gains on sale and leasebacks            17        304       171
     Depreciation, capitalized interest
       and transfers of tax benefits       (370)      (278)     (218)
     Rent expense                           139        127        93
     Pension expense                         (3)       (95)     (194)
     Other employee benefits                 47         36       (67)
     Gains on asset dispositions            (41)        (3)     (110)
     Other, net                              81          9        54
Taxable loss                              $(156)     $(502)    $(784)


     At December 31, 1993, United and its subsidiaries had $202 million of federal AMT credit carryforwards available for an indefinite period and $27 million of state tax benefit from net operating loss carryforwards expiring between 1997 and 2009.


(6) Short-Term Borrowings

     At December 31, 1993, United had outstanding $315 million in short-term borrowings, bearing an average interest rate of 3.34%. Receivables amounting to $367 million were pledged by United to secure repayment of such outstanding borrowings. Due to the short maturity of these borrowings, their carrying amount is a reasonable estimate of fair value. In February 1993, United entered agreements to increase the maximum available amount of borrowings under this arrangement from $450 million to $500 million. Pursuant to the terms of this agreement, in the event of a change in control of United or UAL, such as the proposed employee investment transaction, the lenders under this agreement may decline to make new loans to United.


(7) Long-Term Debt

     A summary of long-term debt, excluding current maturities, as of December 31 is as follows (interest rates are as of December 31, 1993):

                                                      1993          1992
                                                          (In Millions)
  Secured notes, 4.2125% to 11.54%, averaging
    7.41%, due 1994 to 2014                          $ 1,399       $ 1,057
  Deferred purchase certificates, Japanese yen-
    denominated, 7.75%, due 1994 to 1998                 178           183
  Debentures, 6.75% to 10.25%, averaging 9.36%,
    due 1997 to 2021                                   1,000           900
  Promissory notes, 3.72% to 4.38%, averaging
    4.07%, due 1994 through 1998                          41            76
  Senior subordinated notes                               -            500
                                                       2,618         2,716
  Unamortized discount on debt                           (15)          (22)
                                                     $ 2,603       $ 2,694


      The fair value of long-term debt, including current maturities, at December 31, 1993 and 1992 were estimated to be $2.928 billion and $2.893 billion, respectively, based on the quoted market prices for the same or similar issues or on the then current rates offered for debt of the same remaining maturities.

      In the second quarter of 1993, United retired $500 million of senior subordinated notes. The notes, bearing interest at 12.5% and 13%, were scheduled to mature in 1995 and 1998 for $150 and $350 million, respectively. An extraordinary loss of $19 million, net of tax benefits of $8 million, was recorded in the first quarter of 1993, based on United's stated intention to retire the notes.

      In May 1993, United issued $176 million of pass through certificates under a 1992 shelf registration to refinance aircraft under operating leases. In June 1993, a new shelf registration filed by UAL and United for up to $1.5 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof, was declared effective. Under the terms of the 1993 shelf registration statement, the 1992 shelf and a 1991 shelf, under which $394 million and $100 million, respectively, of securities remained, were combined with the 1993 shelf. In November 1993, United issued $118 million of pass through certificates under the shelf registration to refinance aircraft under operating leases. In December 1993, United issued $100 million of 6.75% debentures due 1997 under the shelf. On a combined basis, up to $1.776 billion of additional securities may be offered at December 31, 1993.

      In connection with 1993 aircraft financings, United issued $470 million of secured notes due through 2013. Interest rates were fixed between 7.53% and 8.99% on $270 million of principal amount. Initial interest rates on the remaining notes were 166 and 176 basis points over the London interbank offered rate ("LIBOR") and will be 650 basis points over LIBOR after nine months. In addition, during 1993, United retired $74 million of principal amount of secured notes in connection with sale and leaseback transactions.

      At December 31, 1993, United had outstanding a total of $544 million of long-term debt bearing interest at rates 85 to 176 basis points over LIBOR. In connection with certain of these debt financings, United has entered interest rate swap agreements to effectively fix interest rates at December 31, 1993 between 8.554% and 8.6% on $73 million of notional amount. The swap agreements have terms of 18.5 years, corresponding to the terms of the related debt obligations. Under the agreements, United makes payments to counterparties at fixed rates and in return receives payments based on LIBOR. In the event of default by the counterparties, United is exposed to credit risk for periodic settlements due under the swap agreements; however, United does not anticipate such default. The fair values of these swap agreements at December 31, 1993 and 1992 were $8 million and $3 million, respectively, representing the estimated amount that United would pay to terminate the swap agreements, based on interest rates in effect at the time.

      Maturities of long-term debt for each of the four years after 1994 are: 1995 -- $107 million; 1996 -- $112 million; 1997 -- $114 million; and
1998 -- $175 million.

      Various assets, principally aircraft, having an aggregate book value of $1.634 billion at December 31, 1993, were pledged under various loan agreements.


(8) Lease Obligations

      United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, flight kitchens, real estate, office and computer equipment and vehicles.

      Future minimum lease payments as of December 31, 1993, under capital leases and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

                                                Operating       Capital
                                                  Leases         Leases
                                                     (In Millions)
      Payable during-
         1994                                   $ 1,255         $  144
         1995                                     1,268            144
         1996                                     1,249            146
         1997                                     1,230            141
         1998                                     1,273            145
         After 1998                              19,639            548

      Total minimum lease payments              $25,914          1,268
      Imputed interest (at rates of 5.3%
        to 12.2%)                                                 (382)

      Present value of minimum lease payments                      886

      Current portion                                              (62)

      Long-term obligations under capital leases                $  824

      As of December 31, 1993, United leased 298 aircraft, 45 of which were under capital leases. These leases have terms of four to 26 years, and expiration dates range from 1994 through 2017. Under the terms of leases for 287 of the aircraft, United has the right of first refusal to purchase, at the end of the lease term, certain aircraft at fair market value and others at either fair market value or a percentage of cost. United has five Airbus A320-200 aircraft under 24-year operating leases which are cancelable upon eleven months notice during the initial 10 years of the leases.

      Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.176 billion in 1993, $1.021 billion in 1992, and $854 million in 1991. Included in rent expense for 1993 and 1992 were insignificant amounts of contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates. In connection with certain of these leases, United has entered interest rate swap agreements, with terms similar to those discussed in Note 7 - Long-Term Debt. At December 31, 1993, a notional amount of $415 million of interest rate swap agreements effectively fixed interest rates between 8.02% and 8.65% on such leases. The fair values of these swap agreements at December 31, 1993 and 1992 were $34 million and $8 million, respectively.


(9) Foreign Operations

      United conducts operations in various foreign countries, principally in the Pacific, Europe and Latin America. Operating revenues from foreign operations were approximately $5.560 billion in 1993, $4.863 billion in 1992 and $3.870 billion in 1991.


(10) Retirement Plans

      United has various retirement plans which cover substantially all employees. Defined benefit plans covering certain employees (primarily union ground employees) provide a stated benefit for specified periods of service, while defined benefit plans for other employees provide benefits based on employees' years of service and average compensation for a specified period of time before retirement. Pension costs are funded to at least the minimum level required by the Employee Retirement Income Security Act of 1974. The company also provides several defined contribution plans which cover substantially all U. S. employees who have completed one year of service. For certain groups of employees (primarily pilots), the company contributes an annual amount on behalf of each participant, calculated as a percentage of the participants' earnings or a percentage of the participants' contributions.

      The following table sets forth the defined benefit plans' funded status and amounts recognized in the statement of consolidated financial position as of December 31:
                                         1993                    1992
                                      Accumulated        Assets      Accumulated
                                        Benefits         Exceed        Benefits
                                        Exceed         Accumulated     Exceed
                                        Assets           Benefits      Assets
                                                   (In Millions)
Actuarial present value of
  accumulated benefit obligation        $4,200           $2,179         $1,088

Actuarial present value of
  projected benefit obligation          $5,025           $2,705         $1,356
Plan assets at fair value                3,589            2,290            762

Projected benefit obligation
  in excess of plan assets               1,436              415            594
Unrecognized net gain (loss)              (624)             (27)           (28)
Prior service cost not yet recognized
  in net periodic pension cost            (455)            (122)          (435)
Remaining unrecognized net asset            16               70              3
Adjustment required to
  recognize minimum liability              346               -             255
Pension liability recognized in the
  statement of consolidated financial
  position                              $  719           $  336         $  389

      For the valuation of pension obligations as of December 31, 1993 and 1992, the weighted average discount rates used were 7.5% and 8.75%, respectively, and the rates of increase in compensation were 4.0% and 4.3%, respectively. Substantially all of the accumulated benefit obligation is vested.

      Total pension expense for all retirement plans (including defined contribution plans) was $346 million in 1993, $324 million in 1992, and $252 million in 1991.

      Plan assets are invested primarily in governmental and corporate debt instruments and corporate equity securities. The expected average long-term rate of return on plan assets at December 31 was 9.75% for 1993, 10.25% for 1992 and 11.25% for 1991.

      The net periodic pension cost of defined benefit plans included the following components:
                                         1993        1992        1991
                                                 (In Millions)
   Service cost - benefits earned
     during the year                    $ 186       $ 180       $ 144
   Interest cost on projected
     benefit obligation                   356         320         257
   Actual return on plan assets          (310)       (289)       (237)
   Net amortization and deferral           19          24           6

   Net periodic pension cost            $ 251       $ 235       $ 170


(11) Postretirement Benefits

      United provides certain life insurance and health care benefits for substantially all retired employees. The estimated cost of life insurance benefits is accrued and funded over the years of service of those employees expected to qualify for such benefits. United provides various defined benefit postretirement health care plans which pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. United funds this plan as medical claims are paid. Effective January 1, 1992, United adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires that the expected cost of postretirement benefits be charged to expense during the years in which employees render service. Upon adoption, United elected to record the transition obligation of $925 million as a one-time charge against earnings. Prior to 1992, the cost of health care benefits was recognized as expense as claims were paid. The total cost of these postretirement benefits was $33 million in 1991.

      Information on the plans' funded status, on an aggregate basis at December 31, follows (in millions):

                                                1993        1992
Accumulated postretirement
  benefit obligation:
    Retirees                                   $  416      $  442
    Other fully eligible participants             236         277
    Other active participants                     679         416

  Total accumulated postretirement
    benefit obligation                          1,331       1,135
  Unrecognized net loss                          (149)        (49)
  Fair value of plan assets                       (91)        (86)

Accrued postretirement benefit obligation      $1,091      $1,000

      Net postretirement benefit costs included the following components (in millions):

                                                1993        1992
Service cost - benefits attributed to
  service during the period                    $ 38        $ 28
Amortization of unrecognized net loss             3           -
Interest cost on benefit obligation              92          83

Net postretirement benefit costs               $133        $111


      For the valuation of the accumulated postretirement benefit obligation as of December 31, 1993 and 1992, the discount rate was 7.5% and 8.75%, respectively. An 11% and 12% annual rate of increase in the per capita cost of covered health care was assumed for 1993 and 1992, respectively; the rate is assumed to decrease annually to a rate of 4% by the year 2001, remaining level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1993, by $175 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1993 by $21 million.


(12) Related Party Transactions

      In 1992 and 1991, UAL made capital contributions of $60 million and $192 million, respectively, to United. In 1991, UAL also made a capital contribution to United of its investment in United Vacations, Inc., a wholly-owned subsidiary. At December 31, 1993 and 1992, United had accounts receivable from UAL of $361 million and $288 million, respectively.

      Certain officers and key employees of United participate in UAL stock award plans. Under UAL's incentive stock option program, stock appreciation rights ("SARs") were granted in tandem with certain stock options prior to 1992. On exercise of these SARs, holders would receive in cash 100% of the appreciation in fair market value of the UAL shares subject to the SAR. The estimated payment value of SARs, net of market value adjustments, was charged to United's earnings over the vesting period. In 1992, all active officers relinquished their SARs but retained the tandem stock options. The expense (credit) recorded for SARs was $1 million in 1993, $(1) million in 1992 and $18 million in 1991. In February 1994, UAL reinstated the use of SARs and 818,370 SARs were authorized in tandem with existing options with an outstanding average option price of $128.50. The SARs are not exercisable until September 1, 1994, and will expire if the employee investment transaction is consummated.

      Under UAL's restricted stock plan, 138,500 and 101,750 shares of UAL common stock were awarded to officers and key employees of United in 1993 and 1991, respectively. No shares were issued under this plan in 1992.
In 1993, 1992 and 1991, 9,000, 6,500 and 4,200 shares, respectively, were forfeited under this plan. Unearned compensation, representing the fair market value of the stock on the date of award, is being amortized to salaries and related costs over the vesting period.

      Air Wis Services, Inc. ("Air Wis") became a wholly-owned subsidiary of UAL in January 1992. Air Wis owns Air Wisconsin, Inc. In April 1993, UAL transferred the Air Wisconsin, Inc. operations at Dulles to Atlantic Coast Airlines. In September 1993, UAL transferred certain Air Wisconsin, Inc. operations at O'Hare to United Feeder Services. In December 1993, UAL transferred the jet operations of Air Wisconsin, Inc. to CJT Holdings.
 These operations are being conducted by the counterparties in these agreements under the United Express trade name. These actions are not expected to have a material effect on United's results of operations or financial position. At December 31, 1993 and 1992, United had outstanding loans to Air Wisconsin, Inc. in the amount of $80 million and $58 million, respectively, bearing interest at market rates.


(13) Commitments and Contingencies

      United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which United is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations.

      At December 31, 1993, commitments for the purchase of property and equipment, principally aircraft, approximated $4.3 billion after deducting advance payments. An estimated $0.6 billion is expected to be expended during 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of thirty-four B777 aircraft, which are expected to be delivered between 1995 and 1999. These amounts reflect United's revised capital spending plan and agreements with The Boeing Company, to convert certain aircraft orders into options. Under the terms of the agreements, if United does not elect to confirm the delivery of these option aircraft before 1998, it will forfeit significant deposits.

      In addition to the B777 order, United has arrangements with Airbus and International Aero Engines to lease an additional 45 A320 aircraft, which are scheduled for delivery through 1998. Under the agreement, United is making advance payments through 1996 which are refundable upon delivery of each aircraft.

      At December 31, 1993, United also had purchase options for 186 B737 aircraft, 54 B757 aircraft, 34 B777 aircraft, 52 B747 aircraft, eight B767 aircraft and 50 A320 aircraft. Consistent with its revised capital spending plan, United has recently cancelled options on certain aircraft. In January 1994, United entered an agreement with Boeing to acquire two B747-400 aircraft in 1994 and cancelled options for two B747 aircraft. These aircraft are not included in the commitment amounts above.

      As of December 31, 1993, United had guaranteed $97 million of indebtedness of affiliates. Special facility revenue bonds have been issued by certain municipalities to build or improve airport facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1993, $907 million principal amount of such bonds was outstanding. Payment of United's obligations with respect to $40 million of this amount is secured through standby letters of credit. As of December 31, 1993, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $841 million of such bonds, including accrued interest. Included in this amount are bonds issued by the City of Denver in connection with the construction of certain United facilities at Denver International Airport, which will replace Stapleton International Airport ("Stapleton"). Denver has agreed to retire the outstanding special facility revenue bonds related to United's Stapleton facilities. The new airport is expected to open in 1994.

      Transfers of the tax benefits of accelerated depreciation and investment tax credits associated with the acquisition of certain equipment have been made previously by United to various tax lessors through tax lease transactions. Proceeds from tax benefit transfers were recognized as income in the year the lease transactions were consummated. The subject equipment is being depreciated for book purposes. United has agreed to indemnify (guaranteed in some cases by UAL) the tax lessors against loss of such benefits in certain circumstances and has agreed to indemnify others for loss of tax benefits in limited circumstances for certain used aircraft purchased by United subject to previous tax lease transactions. Certain tax lessors have required that letters of credit be issued in their favor by financial institutions as security for United's indemnity obligations under the leases. The outstanding balance of such letters of credit totaled $68 million at December 31, 1993. At that date, United had granted mortgages on aircraft and engines having a total book value of $252 million as security for indemnity obligations under tax leases and letters of credit.

      United is in the process of constructing a maintenance facility in Indianapolis, which begins operation in 1994. The facility is being financed primarily with tax-exempt bonds and other capital sources. In connection with incentives received, United has agreed to reach an $800 million capital spending target and employ at least 6,300 individuals.

      United does not believe it is subject to any significant concentration of credit risk. Most of United's receivables result from sales of tickets to individuals through travel agents, company outlets or other airlines, often through the use of major credit cards. These receivables are short term, generally being settled shortly after the sale.


(14) New Accounting Standards

      In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires recognition of the liability for postemployment benefits during the period of employment. Such benefits include company paid continuation of group life insurance and medical and dental coverage for certain employees after employment but before retirement. United will adopt the new standard in the first quarter of 1994. Based on preliminary estimates, United currently expects to record a transition obligation which will result in a cumulative charge of $26 million, net of tax.
Prior years' financial statements will not be restated. Ongoing expenses will vary based on actual claims experience.

      In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires fair value accounting for certain investments. United is required to adopt the new standard in 1994 and the standard is not to be applied retroactively. Upon adoption, United will record a periodic charge or credit to adjust the carrying value of certain investments to fair value. The adjustment will be recorded in earnings or as a separate component of equity, depending on the type of investment. United does not expect a material impact on either earnings or equity as a result of adopting SFAS No. 115.


(15) Statement of Consolidated Cash Flows - Supplemental Disclosures

      Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                            1993       1992      1991
                                                  (In Millions)
    Cash paid during the year for:
      Interest (net of amounts
        capitalized)                       $319       $188      $ 87
      Income taxes                         $ 43       $  6      $ 62

    Non-cash transactions:
      Capital lease obligations
        incurred                           $ 70       $276      $277
      Long-term debt incurred in
        connection with additions
        to equipment                       $487       $755      $318
      Increase in pension intangible       $ 19       $  8      $192


(16) Other Matters

      In the third quarter of 1993, United reached agreements to sell assets related to the operation of 16 of its flight kitchens to Dobbs International Services, Inc. and Caterair International Corp. for $119 million. Under the agreements, the purchasers will provide catering services for United at the airports served by the flight kitchens for seven years. The asset sales for most, if not all, of the flight kitchens are expected to be finalized in the second quarter of 1994. The asset sales result in an insignificant gain.


(17) Selected Quarterly Financial Data (Unaudited)

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter    Year
                                             (In Millions)
1993:
  Operating revenues            $3,280    $3,513    $3,952    $3,609    $14,354
  Earnings (loss) from
    operations                    (107)       93       288        21        295
  Earnings (loss) before
    extraordinary item            (129)       27       151       (66)       (17)
  Extraordinary loss on
    early extinguishment
    of debt                        (19)       -         -          -        (19)
  Net earnings (loss)           $ (148)   $   27    $  151    $  (66)   $   (36)

1992:
  Operating revenues            $2,938    $3,098    $3,531    $3,158    $12,725
  Earnings (loss) from
    operations                    (165)      (79)       59      (311)      (496)
  Earnings (loss) before
    cumulative effect of
    accounting changes            (105)      (82)       15      (214)      (386)
  Cumulative effect of
    accounting changes            (547)       -         -          -       (547)
  Net earnings (loss)           $ (652)   $  (82)   $   15    $ (214)   $  (933)

      In the second quarter of 1993, United retired $500 million of senior subordinated notes. An extraordinary loss of $19 million, net of tax benefits of $8 million, was recorded in the first quarter of 1993, based on United's stated intention to retire the notes.

      In the third quarter of 1993, United recorded a charge of $59 million to reduce the net book value of 15 DC-10 aircraft to estimated net realizable value. In addition, third quarter earnings included a $17 million gain and interest income of $27 million resulting from the final settlement for overpayment of annuities purchased in 1985 to cover certain vested pension benefits. The 1993 fourth quarter included $53 million of equity in the loss of Galileo, which primarily reflects United's share of a charge recorded by Galileo for the cost of eliminating duplicate facilities and operations.

      Effective January 1, 1992, United adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 109, "Accounting for Income Taxes." The effect of adopting SFAS No. 106 was a cumulative charge of $580 million, net of tax benefits of $345 million. The effect of adopting SFAS No. 109 was a cumulative benefit of $33 million.

      In the 1992 fourth quarter, operating expenses included charges of $18 million for certain foreign employee benefits and certain taxes. In addition, operating expenses included charges of $25 million related to the announced cost reduction program. The 1992 second quarter included a $13 million non-operating charge to record the cash settlement of class action claims resulting from litigation relating to the use of airline fare data.


Item 9.  Disagreements on Accounting and Financial Disclosure

     No reportable event has occurred.




                         PART III



Item 10.  Directors and Executive Officers of the Company

     Omitted pursuant to General Instruction J (2) (c) of Form 10-K.


Item 11.  Executive Compensation

     Omitted pursuant to General Instruction J (2) (c) of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     Omitted pursuant to General Instruction J (2) (c) of Form 10-K.


Item 13.  Certain Relationships and Related Transactions

     Omitted pursuant to General Instruction J (2) (c) of Form 10-K.





                         PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.        The financial statements required
               by this item are listed in Item 8, "Financial
               Statements and Supplementary Data" on page 40 herein.

     2. The financial statements schedules required by this item are listed below:


                                              Page
Financial statement schedules:               Number

Schedules -
     As of December 31, 1993:

         I--Marketable securities               70

       VII--Guarantees of securities
           of other issuers                     77

For the years ended December 31,
     1993, 1992 and 1991:

         V--Property, plant and
            equipment                          71-73

        VI--Accumulated deprecia-
          tion, depletion and
          amortization of
          property, plant and
          equipment                            74-76

      VIII--Valuation and
          qualifying accounts                  78-80

        IX--Short-term borrowing                 81

         X--Supplementary income
          statement information                  82


     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.


     3. The exhibits required by this item are listed in "Index to Exhibits" on pages 83 through 87 herein. The financial statements of the Covia
Partnership and the Galileo International
Partnership are included herein as exhibits.


(b)  Reports on Form 8-K

     On October 28, 1993, United filed a report on Form 8-K dated
October 28, 1993 to include a press release issued by UAL reporting UAL's financial results for the third quarter of 1993 and certain financial information for United.


     On November 19, 1993, United filed a report on Form 8-K dated November 17, 1993 to include exhibits relating to an offering covered by the Registration Statement on Form S-3 (File
No. 33-57192) included as Exhibit 4.1 hereto.

     On December 1, 1993, United filed a report on Form 8-K dated
November 30, 1993 to include a press release issued by UAL on its discussions with union representatives.

     On December 23, 1993, United filed a report on Form 8-K to report the execution of an agreement in principle dated December
22, 1993 among UAL, ALPA and the IAM concerning the proposed
Employee Investment Transaction.

     On February 4, 1994, United filed a report on Form 8-K to report the execution of an amendment, dated February 3, 1994, among UAL, ALPA and the IAM to the agreement in principle dated December 22, 1993 among the parties concerning the proposed Employee Investment Transaction.

     On February 4, 1994, United filed a report on Form 8-K to include the text of a speech concerning the proposed Employee
Investment Transaction delivered by Stephen M. Wolf, the Chairman and Chief Executive Officer of the Company.


                            United Air Lines, Inc. and Subsidiary Companies

                                  Schedule I -- Marketable Securities

                                        As of December 31, 1993

                                                                                                  Amount at Which
                                                                                                Carried on Statement
                                                    Principal                     Market          of Consolidated
         Title of Issue (1)                          Amount          Cost         Value          Financial Position
                                                                     (In Millions)

Time deposits                                      $  310         $  310        $  310              $  310
United States government agencies securities          291            293           293                 293
Commercial paper                                      188            187           187                 187
Corporate bonds and notes                              72             73            73                  73
Yankee certificates of deposit                         25             25            25                  25
Variable rate certificates of deposit                  22             22            22                  22
Eurodollar certificates of deposit                     11             11            11                  11
Other                                                  40             40            40                  40

Total marketable securities                        $  959         $  961        $  961                 961

Reconciliation with statement of consolidated
  financial position:
    Cash                                                                                                 5
      Total                                                                                         $  966

  Amount classified as cash and cash equivalents                                                    $  285
  Amount classified as short-term investments                                                          681
    Total                                                                                           $  966

(1)  No individual security issue exceeds 2% of total assets.

                           United Air Lines, Inc. and Subsidiary Companies

                             Schedule V - Property, Plant and Equipment

                                For the Year Ended December 31, 1993

                                                                                               Other
                                           Balance at                                         Changes-        Balance at
                                           Beginning        Additions,                          Add              End
            Classification                  of Year          at Cost        Retirements       (Deduct)         of Year
                                                                            (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $ 7,604          $1,510(1)        $1,225(2)       $(319)(3)        $ 7,899
                                                                                               329 (5)
           Advances on flight equipment        706             212(4)            -            (329)(5)            589
           Other property and equipment      2,077             233               38            386 (6)          2,658
                                            10,387           1,955            1,263             67             11,146
         Capital leases -
           Flight equipment                    958              69(7)            -              -               1,027
           Other property and equipment        100               1               -               3                104
                                             1,058              70               -               3              1,131

                                           $11,445          $2,025           $1,263          $  70            $12,277

       Non-operating property              $    35          $   -            $    8          $ 269            $   296

       (1) Includes the cost of 9 B737-500 aircraft, 3 B747-400 aircraft, 15 B757-200 aircraft, and 7 B767-300ER aircraft purchased.
       (2) Includes the cost of aircraft sold and leased back (6 B737-500, 3 B747-400, 2 B757-200 and 7 B767-300ER aircraft)
           and aircraft sold (3 B727-100 and 2 B727-200 aircraft).
       (3) Includes principally the cost of 24 B727-100 aircraft, 5 DC10-10 aircraft, 1 B747SP aircraft and spare parts transferred to non-operating property.
       (4) Represents principally advance payments on B737, B747, B757, B767, B777 and A320 aircraft on order.
       (5) Represents the transfer of prior advances to flight equipment upon delivery of the aircraft.
       (6) Includes the cost of assets held by Apollo Travel Services Partnership at the time of consolidation.
       (7) Includes the capitalized lease amount of 1 B737-500 aircraft and 1 B757-200 aircraft acquired under capital leases.

                           United Air Lines, Inc. and Subsidiary Companies

                             Schedule V - Property, Plant and Equipment

                                For the Year Ended December 31, 1992

                                                                                               Other
                                           Balance at                                         Changes-        Balance at
                                           Beginning        Additions,                          Add              End
            Classification                  of Year          at Cost        Retirements       (Deduct)         of Year
                                                                            (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $ 6,710          $2,450(1)       $2,136(2)        $ (30)(3)        $ 7,604
                                                                                               610 (5)
           Advances on flight equipment        785             531(4)           -             (610)(5)            706
           Other property and equipment      1,891             222              37               1              2,077
                                             9,386           3,203           2,173             (29)            10,387
         Capital leases -
           Flight equipment                    682             276(6)           -                -                958
           Other property and equipment        100              -               -                -                100
                                               782             276              -                -              1,058
                                           $10,168          $3,479          $2,173           $ (29)           $11,445

       Non-operating property              $    43          $   14          $   49(7)        $  27(3)         $    35

       (1) Includes the cost of 16 B737-500 aircraft, 6 B747-400 aircraft, 25 B757-200 aircraft, and 9 B767-300ER aircraft purchased.

       (2) Includes the cost of aircraft sold and leased back (3 B737-500, 4 B747-400, 27 B757-200 and 6 B767-300ER aircraft) and aircraft sold (8 B727-100, 2 B727-200, 1 B737-200 and 1 B747SP aircraft).

       (3) Includes principally the cost of 1 B727-100 aircraft, 3 B737-200 aircraft and spare parts transferred to non-operating property.

       (4) Represents principally advance payments on B737, B747, B757, B767, B777 and A320 aircraft on order.

       (5) Represents the transfer of prior advances to flight equipment upon delivery of the aircraft.

       (6) Includes the capitalized lease amount of 9 B737-500 aircraft and 1 B767-300ER aircraft acquired under capital leases.

       (7) Includes principally the cost of 3 B727-100 aircraft and 3 B737-200 aircraft sold and 4 B727-100 aircraft donated.

                           United Air Lines, Inc. and Subsidiary Companies

                             Schedule V - Property, Plant and Equipment

                                For the Year Ended December 31, 1991

                                                                                               Other
                                           Balance at                                         Changes-         Balance at
                                           Beginning        Additions,                          Add               End
            Classification                  of Year          at Cost        Retirements       (Deduct)          of Year
                                                                            (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $5,677           $1,694(1)       $1,013(2)        $ (36)(3)        $ 6,710
                                                                                               388 (5)
           Advances on flight equipment       641              532(4)           -             (388)(5)            785
           Other property and equipment     1,733              199              23             (18)             1,891
                                            8,051            2,425           1,036             (54)             9,386
         Capital leases -
           Flight equipment                   421              261(6)           -               -                 682
           Other property and equipment       100               -               -               -                 100
                                              521              261              -               -                 782
                                           $8,572           $2,686          $1,036           $ (54)           $10,168

       Non-operating property              $   84           $   -           $   64 (7)       $  23 (3)        $    43

       (1) Includes the cost of 11 B737-500 aircraft, 4 B747-400 aircraft, 16 B757-200 aircraft and 5 B767-300ER aircraft purchased.

       (2) Includes the cost of aircraft sold and leased back (2 B737-500, 3 B747-400, 5 B767-300ER and 5 B757-200 aircraft)
           and aircraft sold (4 B727-100 and 2 DC8-71 aircraft).

       (3) Includes principally the cost of 8 B727 aircraft transferred to non-operating property.

       (4) Represents principally advance payments on B737, B757, B767 and B747 aircraft on order.

       (5) Represents the transfer of prior advances to flight equipment upon delivery of the aircraft.

       (6) Includes the capitalized lease amount of 5 B737-500 aircraft and 4 B757-200 aircraft acquired under capital leases.

       (7) Represents principally the cost of 2 B747-200 aircraft sold.

                           United Air Lines, Inc. and Subsidiary Companies

                        Schedule VI - Accumulated Depreciation, Depletion and

                             Amortization of Property, Plant and Equipment

                                For the Year Ended December 31, 1993


                                                          Additions Charged to
                                                           Costs and Expenses                      Other
                                           Balance at    Depreciation                             Changes-        Balance at
                                           Beginning         and        Other                       Add              End
            Classification                  of Year      Amortization  Accounts    Retirements    (Deduct)         of Year
                                                                       (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $3,081        $  471        $ -         $  139        $(224)           $3,189
           Other property and equipment     1,102           141          13            27          260             1,489
                                            4,183           612          13           166           36             4,678

         Capital leases -
           Flight equipment                   289            42           1            -             6               338
           Other property and equipment        54             3          -             -            -                 57
                                              343            45           1            -             6               395

                                           $4,526        $  657        $ 14        $  166        $  42            $5,073

       Non-operating property              $   26        $   -         $ 23        $    8        $ 225            $  266

                           United Air Lines, Inc. and Subsidiary Companies

                        Schedule VI - Accumulated Depreciation, Depletion and

                            Amortization of Property, Plant and Equipment

                                For the Year Ended December 31, 1992


                                                          Additions Charged to
                                                           Costs and Expenses                      Other
                                           Balance at    Depreciation                             Changes-        Balance at
                                           Beginning         and        Other                       Add              End
            Classification                  of Year      Amortization  Accounts    Retirements    (Deduct)         of Year
                                                                       (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $2,884        $  459        $ -         $  226        $ (36)           $3,081
           Other property and equipment       993           139           4            33           (1)            1,102
                                            3,877           598           4           259          (37)            4,183

         Capital leases -
           Flight equipment                   250            35          -             -             4               289
           Other property and equipment        51             3          -             -            -                 54
                                              301            38          -             -             4               343

                                           $4,178        $  636        $  4        $  259        $ (33)           $4,526

       Non-operating property              $   46        $   -         $ -         $   44        $  24            $   26


                          United Air Lines, Inc. and Subsidiary Companies

                       Schedule VI - Accumulated Depreciation, Depletion and

                           Amortization of Property, Plant and Equipment

                                For the Year Ended December 31, 1991

                                                          Additions Charged to
                                                           Costs and Expenses                      Other
                                           Balance at    Depreciation                             Changes-      Balance at
                                           Beginning         and        Other                       Add            End
            Classification                  of Year      Amortization  Accounts    Retirements    (Deduct)       of Year
                                                                       (In Millions)
       Operating property and equipment:
         Owned -
           Flight equipment                $2,666        $  399        $ -         $  148        $ (33)         $2,884
           Other property and equipment       891           116           4            18           -              993
                                            3,557           515           4           166          (33)          3,877

         Capital leases -
           Flight equipment                   225            25          -             -            -              250
           Other property and equipment        47             3          -             -             1              51
                                              272            28          -             -             1             301

                                           $3,829        $  543        $  4        $  166        $ (32)         $4,178

       Non-operating property              $    4        $   -         $  5        $    1        $  38          $   46



                          United Air Lines, Inc. and Subsidiary Companies

                          Schedule VIII--Valuation and Qualifying Accounts

                                For the Year Ended December 31, 1993


                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 12             $ 19             $  7           $ 16(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 46             $ 12             $ 26           $ 15(1)         $ 69


(1) Deduction from reserve for purpose for which reserve was created.


                           United Air Lines, Inc. and Subsidiary Companies

                          Schedule VIII--Valuation and Qualifying Accounts

                                For the Year Ended December 31, 1992


                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
                                                                     (In Millions)

Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 13             $ 18             $ -            $ 19(1)         $ 12

    Obsolescence allowance -
      Flight equipment spare parts                $ 67             $ 12             $ 2            $ 35(2)         $ 46


(1) Deduction from reserve for purpose for which reserve was created.

(2) Includes deduction from reserve for parts dispositions and write-offs and $15 million of reserves transferred in connection with parts transferred to non-operating property.

                          United Air Lines, Inc. and Subsidiary Companies

                          Schedule VIII--Valuation and Qualifying Accounts

                                For the Year Ended December 31, 1991


                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 13             $ 14             $ -            $ 14(1)         $ 13

    Obsolescence allowance -
      Flight equipment spare parts                $ 57             $ 13             $ 2            $  5(1)         $ 67


(1) Deduction from reserve for purpose for which reserve was created.

                         United Air Lines, Inc. and Subsidiary Companies

                               Schedule IX - Short-Term Borrowings

                      For the Years Ended December 31, 1993, 1992 and 1991


                                                                           Maximum         Average          Weighted
                                                           Weighted        Amount          Amount           Average
                                           Balance at      Average       Outstanding     Outstanding     Interest Rate
       Category of Aggregate                  End          Interest      During the      During the       During the
       Short-term Borrowings                of Year          Rate           Year           Year (1)         Year (2)
                                                                (Dollars in Millions)


       Notes payable to others, net
         of unamortized discount:

           1993                            $315              3.3%         $488           $421                3.1%

           1992                            $450              4.2%         $450           $449                4.0%

           1991                            $449              5.0%         $449           $448                6.1%


       (1) Computed by dividing the sum of the beginning of the year balance and the 12 month-end balances by 13.

       (2) Computed by dividing total annual interest expense by the average amount outstanding during the year.

                          United Air Lines, Inc. and Subsidiary Companies

                      Schedule VII--Guarantees of Securities of Other Issuers

                                        As of December 31, 1993

      Name of Issuer of Securities                      Title of Issue               Total Amount
          Guaranteed by Person                         of Each Class of             Guaranteed and
      for Which Statement is Filed                   Securities Guaranteed           Outstanding          Nature of Guarantee
                                                                                    (In Millions)
Guaranteed by United Air Lines, Inc.:

  Regional Airports Improvement Corporation    Facilities Lease Refunding
                                                 Revenue Bonds, 6.875%              $ 35            Principal and interest

                                               Adjustable-Rate Facilities Lease
                                                 Refunding Revenue Bonds, 8.80%       25            Principal and interest

  City of Chicago                              Chicago-O'Hare International
                                                 Airport Special Facility
                                                 Revenue Bonds -
                                                   Series 1984A, 8.85%                87            Principal and interest
                                                   Series 1984B, 8.85%                87            Principal and interest
                                                   Series 1984C, 8.20%               135            Principal and interest
                                                   Series 1988A, 8.40%                75            Principal and interest
                                                   Series 1988B, 8.95%                64            Principal and interest
                                                   Series 1990, 8.25% to 8.50%       101            Principal and interest

  City and County of Denver, Colorado          Special Facilities Airport
                                                 Revenue Bonds, 6.875%               266            Principal and interest

  Galileo International Partnership            Unsecured borrowings under
                                                 revolving credit facilities          97            Principal and interest

                                                                                    $972

                   United Air Lines, Inc. and Subsidiary Companies

                Schedule X--Supplementary Income Statement Information

                For the Years Ended December 31, 1993, 1992 and 1991



                                          Charged to Costs and Expenses
       I t e m                         1993          1992          1991
                                                (In Millions)


Maintenance and repairs              $1,516        $1,397        $1,423


Taxes other than payroll
  and income taxes                   $  198        $  178        $  139


Amortization of intangibles          $   53        $   47        $   48



                        INDEX TO EXHIBITS

 Exhibit Number                    Description

 3.1                    Registrant's Restated Certificate of
                    Incorporation, as amended March 13, 1992
                    (filed as Exhibit 3.1 of Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991, and incorporated herein by reference).

 3.2                    Registrant's By-laws, as amended on June
                    25, 1987 (filed as Exhibit 3(b) to
                    Registrant's S-1 Registration Statement (Nos. 33-21220 and 22-18246) effective June 3,
                    1988, and incorporated herein by reference).

 4.1                    Registrant's Registration Statement Form
                    S-3 (No. 33-46033) filed on January 21, 1993,
                    relating to the offer of $1,500,000,000
                    Debt Securities, Warrants to Purchase Debt
                    Securities, Equipment Trust Certificates and/or Pass-Through Certificates, and incorporated herein by reference; Amendment Nos. 1, 2, 3 and 4 to UAL's (File No. 1-6033) Registration Statement Form S-3 (No. 33-46033) filed on January 21, March 19, May 7 and May 28, 1993, respectively, and each incorporated herein by reference.

                        Registrant's indebtedness under any
                    single instrument, or any potential indebtedness under any instruments except as described in
                    Exhibit 4.1, does not exceed 10% of
                    Registrant's total assets on a consolidated basis. Copies of such instruments will be furnished to the Commission upon request.

 10.1              Letter Agreement, dated December 22, 1993,
                    among UAL Corporation, Air Line Pilots
                    Association, International UAL-MEC and the
                    International Association of Machinists and
                    Aerospace Workers (filed as Exhibit 10.1 to
                    UAL Corporation's Form 8-K dated December 22, 1993 and incorporated herein by reference; amendment thereto filed as Exhibit 10.1 to UAL's (File No. 1-6033) Form 8-K dated February 4, 1994 and incorporated herein by reference).

 10.2              Letter Agreement No. 6-1162-DLJ-1193 dated
                    January 25, 1994 to Agreement dated December
                    18, 1990 between The Boeing Company, as
                    seller, and United Air Lines, Inc., and
                    United Worldwide Corporation, as buyer, for the acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, "777-200 Purchase Agreement" (filed as
                    Exhibit 10.7 to UAL's Annual Report on Form
                    10-K for the year ended December 31, 1990 and incorporated herein by reference; supplements thereto filed as Exhibits 10.1, 10.2 and
                    10.22 to UAL's (File No. 1-6033) Quarterly
                    Report on Form 10-Q for the quarter ended
                    June 30, 1993, and incorporated herein by reference)). (Filed as Exhibit 10.2 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993, with a request for confidential treatment of certain portions and incorporated herein by reference.)

 10.3              Supplemental Agreement No. 5 dated January
                    17, 1994 to Agreement dated December 18, 1990 between The Boeing Company, as seller, and United Air Lines, Inc., and United Worldwide Corporation, as buyer, for the acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1991 and (ii) Exhibits 10.3, 10.4, 10.5, 10.6
                    and 10.22 to UAL's (File No. 1-6033)
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference)). (Filed as Exhibit 10.3 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993, with a request for confidential treatment of certain portions and incorporated herein by reference.)

 10.4              Amendment No. 1 dated as of November 24, 1993
                    to A320 Purchase Agreement dated August 10,
                    1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL's (File No. 1-
                    6033) Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)). (Filed as Exhibit
                    10.4 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993, with a request for confidential treatment of certain portions and incorporated herein by reference).

 10.5              Amendment No. 1 dated as of November 24, 1993
                    to Letter Agreement No. 8 dated as of August
                    10, 1992 to A320-200 Purchase Agreement
                    (filed as Exhibit 10.5 to UAL's (File No. 1-
                    6033) Annual Report on Form 10-K for the year ended December 31, 1993, with a request for confidential treatment of certain portions and incorporated herein by reference).

 10.6                   Agreement dated March 1, 1990 between
                    The Boeing Company and United Air Lines,
                    Inc., as amended and supplemented, for the acquisition of Boeing 767-300ER aircraft (filed as Exhibit (10)L to UAL's (File No. 1-
                    6033) Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9 and
                    10.10 to UAL's (File No. 1-6033) Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991, and (ii) Exhibits 10.7,
                    10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and
                    10.22 to UAL's (File No. 1-6033) Quarterly
                    Report on Form 10-Q for the quarter ended
                    June 30, 1993, and incorporated herein by reference).

 10.7                   Agreement dated April 26, 1989 between
                    The Boeing Company and United Air Lines,
                    Inc., as amended and supplemented, for the acquisition of Boeing 757-200 and 737 aircraft (filed as Exhibit (10)K to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.12 and 10.13 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1991, and (ii) Exhibits 10.14, 10.15, 10.16,
                    10.17, 10.18, 10.19 and 10.22 to UAL's (File
                    No. 1-6033) Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

 10.8                   An amended and restated agreement, dated
                    March 19, 1992, between The Boeing Company and United Air Lines, Inc., for the acquisition of Boeing 737 aircraft (filed as Exhibit 10.15 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as Exhibits 10.20, 10.21 and 10.22 to UAL's (File No. 1-6033) Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

 10.9                Letter Agreement among the State of
                    Indiana, the City of Indianapolis, the
                    Indianapolis Airport Authority and United Air Lines, Inc. dated June 15, 1992, amending the Agreement dated November 21, 1991, concerning United's aircraft maintenance facility ("MOC II Agreement" (filed as Exhibit 10.29 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)). (Filed as Exhibit 10.9 to UAL's (File No. 1-
                    6033) Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

 10.10               Letter Agreement among the State of
                    Indiana, the City of Indianapolis, the
                    Indianapolis Airport Authority and United Air Lines, Inc. dated December 23, 1993, amending the MOC II Agreement (filed as Exhibit 10.10 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 12                     Computation of Ratio of Earnings to
                    Fixed Charges.

 24.1                    Consent of Independent Public
                    Accountants.

 24.2                    Consent of Independent Public
                    Accountants.

 99.1                Financial Statements of the Covia
                    Partnership (filed as Exhibit 99.1 to UAL's
                    (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

 99.2                Financial Statements of the Galileo
                    International Partnership together with the report and consent of its independent public accountants (filed as Exhibit 99.2 to UAL's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).






SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNITED AIR LINES, INC.



                              By: /s/ STEPHEN M. WOLF
                                 Stephen M. Wolf
                                 Chairman and Chief Executive
                                 Officer and a Director
                                 (Principal Executive Officer)




                             By: /s/ JOHN C. POPE
                                 John C. Pope
                                 President and
                                 Chief Operating Officer
                                 and a Director
                                 (Principal Financial Officer)



                             By: /s/ FREDERIC F. BRACE
                                 Frederic F. Brace
                                 Vice President - Corporate
                                 Development and Controller
                                 (Principal Accounting Officer)


March 11, 1994
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as Directors on March 11, 1994.




                              /s/ PAUL G. GEORGE
                              Paul G. George




                              /s/ JAMES M. GUYETTE
                              James M. Guyette




                              /s/ LAWRENCE M. NAGIN
                              Lawrence M. Nagin




                              /s/ JOSEPH R. O'GORMAN
                              Joseph R. O'Gorman