Form 10-Q
period 1994-05-13
UNITED AIR LINES INC
filed 1994-05-13
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1994    Commission File Number 33-21220*

                          UNITED AIR LINES, INC.
          (Exact name of Registrant as specified in its charter)
              Delaware                           36-2675206
         (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)           Identification No.)

      1200 East Algonquin Road, Elk Grove Township, Illinois  60007
      Mailing Address:  P. O. Box 66100, Chicago, Illinois    60666
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

                                        Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers).

                                         Outstanding at
               Class                    October 31, 1993

     Common Stock ($5 par value)             200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).







                               Page 1 of 19

                             Index at Page 2


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                  March 31,
                                                    1994         December 31,
Assets                                           (Unaudited)         1993
Current assets:
  Cash and cash equivalents                       $   666         $   285
  Short-term investments                              542             681
  Receivables, net                                  1,104           1,092
  Related party receivables                           382             397
  Inventories, net                                    266             277
  Deferred income taxes                               127             127
  Prepaid expenses and other                          362             408
                                                    3,449           3,267


Operating property and equipment:
  Owned                                            11,079          11,146
  Accumulated depreciation and amortization        (4,755)         (4,678)
                                                    6,324           6,468

  Capital leases                                    1,132           1,131
  Accumulated amortization                           (409)           (395)
                                                      723             736

                                                    7,047           7,204

Other assets:
  Intangibles, net                                    778             789
  Deferred income taxes                               606             570
  Other                                               316             323
                                                    1,700           1,682

                                                  $12,196         $12,153




           See accompanying notes to consolidated financial statements.







               United Air Lines, Inc. and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)




                                              March 31,
                                                1994        December 31,
Liabilities and Shareholder's Equity         (Unaudited)        1993
Current liabilities:
  Short-term borrowings                      $   269         $   315
  Current portions of long-term debt
    and capital lease obligations                197             187
  Advance ticket sales                         1,191           1,036
  Accounts payable                               632             632
  Other                                        2,650           2,705
                                               4,939           4,875

Long-term debt                                 2,596           2,603

Long-term obligations under capital leases       774             824

Other liabilities and deferred credits:
  Deferred pension liability                     652             571
  Postretirement benefit liability             1,081           1,058
  Deferred gains                               1,377           1,400
  Other                                          167             113
                                               3,277           3,142

Minority interest                                 40              35

Shareholder's equity                             570             674


Commitments and contingent liabilities
  (See note)

                                             $12,196         $12,153




         See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Three Months
                                                    Ended March 31
                                                  1994           1993
Operating revenues:
  Passenger                                      $2,771         $2,690
  Cargo                                             164            143
  Other operating revenues                          238            168
                                                  3,173          3,001
Operating expenses:
  Salaries and related costs                      1,202          1,142
  Commissions                                       334            298
  Aircraft fuel                                     370            420
  Rentals and landing fees                          380            351
  Purchased services                                218            237
  Depreciation and amortization                     178            178
  Aircraft maintenance                              109             93
  Food and beverages                                 91             75
  Personnel expenses                                 59             64
  Advertising and promotion                          27             35
  Other operating expenses                          249            215
                                                  3,217          3,108

Loss from operations                                (44)          (107)

Other income (expense):
  Interest expense                                  (81)           (92)
  Interest capitalized                               10             20
  Interest income                                    11             12
  Equity in earnings of affiliates                    6              3
  Miscellaneous, net                                (22)           (27)
                                                    (76)           (84)

Loss before income taxes, cumulative effect of
  accounting change and extraordinary item         (120)          (191)

Provision (credit) for income taxes                 (41)           (62)

Loss before cumulative effect of accounting
  change and extraordinary item                     (79)          (129)
Cumulative effect of accounting change,
  net of tax                                        (26)           -
Extraordinary loss on early extinguishment
  of debt, net of tax                               -              (19)

Net loss                                         $ (105)        $ (148)

      See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)

                                                     Three Months
                                                    Ended March 31
                                                  1994           1993
Cash and cash equivalents at beginning of
  period                                         $  285         $  454

Cash flows from operating activities                287            231

Cash flows from investing activities:
  Additions to property and equipment               (66)          (487)
  Proceeds on disposition of property and
    equipment                                        93            231
  Decrease (increase) in short-term
    investments                                     155            254
  Other, net                                         22            (44)
                                                    204            (46)

Cash flows from financing activities:
  Repayment of long-term debt                        (9)           (12)
  Principal payments under capital
    lease obligations                               (55)           (30)
  Increase (decrease) in short-term
    borrowings                                      (46)            38
                                                   (110)            (4)

Increase in cash and cash equivalents               381            181

Cash and cash equivalents at end of period       $  666         $  635


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   84         $   78
  Income taxes                                   $    1         $    1

Non-cash transactions:
  Long-term debt incurred in connection
    with additions to equipment                  $    5         $  157
  Capital lease obligations incurred             $   -          $   69
  Unrealized loss on investments                 $    3         $   -

      See accompanying notes to consolidated financial statements.


            United Air Lines, Inc. and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)


The Company

      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1993.

Proposed Employee Investment Transaction

      On March 24, 1994, the Board of Directors of UAL approved a plan of recapitalization, dated March 25, 1994, that would provide a majority equity interest in UAL to the employees of United in exchange for wage concessions and work-rule changes. The transaction is subject to approval by UAL shareholders and certain closing conditions.

Reclassification

      In the first quarter of 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Certain amounts in the Statement of Consolidated Operations for the first quarter of 1993 have been reclassified to conform with the current presentation.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" in the first quarter of 1994 was a charge of $19 million for costs incurred in connection with the proposed employee investment transaction. In addition, the 1994 and 1993 periods included foreign exchange losses of $1 million and $22 million, respectively.


Income Taxes

      The provisions (credits) for income taxes are based on estimated annual effective tax rates which differ from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The estimated annual effective tax rate for the first quarter of 1994 is based on the actual effective tax rate for the quarter. Deferred tax assets are recognized based upon United's history of operating earnings, available carrybacks, expectations for the future and potential tax planning strategies.

Accounting Changes

      United adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. SFAS No. 112 requires recognition of the liability for postemployment benefits during the period of employment. Such benefits include company paid continuation of group life insurance and medical and dental coverage for certain employees after employment but before retirement. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million. The ongoing expenses related to postemployment benefits will vary based on actual claims experience.

      United also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. United's investments in such securities are included in "Cash and cash equivalents" and "Short-term investments." The following information pertains to United's investments in such securities at March 31, 1994 (in millions):

                                 Gross      Gross
                    Aggregate  Unrealized Unrealized          Average
                      Fair      Holding    Holding    Cost    Maturity
                      Value      Gains      Losses    Basis   (Months)
Available-for-sale:
  U.S. government
   agency debt
   securities        $167       $ -        $ 2        $169      10
  Corporate debt
   securities        $128       $ -        $ 1        $129      13
  Other debt
   securities        $ 37       $ -        $ -        $ 37      12

Held-to-maturity:
  U.S. government
   agency debt
   securities        $ 46       $ -        $ -        $ 46       3
  Corporate debt
   securities        $450       $ -        $ -        $450       2
  Other debt
   securities        $374       $ -        $ -        $374       1


      The net unrealized holding loss on available-for-sale securities of $3 million has been recorded as a component of shareholder's equity, net of related tax benefits. The proceeds from sales of available-for-sale securities for the three months ended March 31, 1994 were $94 million, which, based on the cost of securities sold, resulted in insignificant gross realized gains and losses. These gains and losses were included in interest income for the period.

Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership ("ATS") and, accordingly, its accounts are consolidated for the first quarter of 1994. Prior to a September 1993 merger, United owned 50% of the Covia Partnership ("Covia"), one of Galileo's and ATS's predecessor companies, which was accounted for on the equity basis.

      Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservation services, communications and other information from, Covia. Revenues derived from the sale of services to Covia amounted to approximately $12 million and the cost of services purchased from Covia amounted to approximately $58 million in the first quarter of 1993. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and provides marketing, sales and communication services for Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $59 million and the cost of services purchased from Galileo amounted to approximately $21 million in the first quarter of 1994.

Summarized financial information of Galileo follows (in millions):

                                   March 31,     December 31,
                                     1994            1993
Current assets                       $155            $141
Non-current assets                    457             467
  Total assets                        612             608
Current liabilities                   165             173
Long-term liabilities                 435             440
  Total liabilities                   600             613
    Net assets                       $ 12            $ (5)

                                   Three Months Ended
                                     March 31, 1994
Services revenues                         $198
Costs and expenses                         181
Net earnings                              $ 17


Long-term Debt

      In the second quarter of 1993, United retired $500 million of senior subordinated notes. The notes were scheduled to mature in 1995 and 1998 for $150 million and $350 million, respectively. An extraordinary loss of $19 million, net of tax benefits of $9 million, was recorded in the first quarter of 1993, based on United's stated intention to retire the notes.


Contingencies and Commitments

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

      At March 31, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.4 billion, after deducting advance payments. An estimated $0.7 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of two B747 aircraft to be delivered this year and thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999. These amounts reflect United's revised capital spending plan and an agreement with The Boeing Company, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreement, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B747 and B777 orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 41 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1994, United also had options for an additional 180 B737 aircraft, 49 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft.


Foreign Currency Transactions

      In the first quarter of 1994, United entered into a foreign currency swap contract to replace existing short-term foreign currency call options and forward contracts in order to reduce exposure to currency fluctuations in connection with certain Japanese yen-denominated obligations. The currency swap contract, which was designated as a hedge, had a notional amount of $499 million at March 31, 1994. The notional amount will reduce periodically as payments are made. Foreign currency gains and losses on the portion of the contract hedging recorded obligations are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations. Currency gains and losses on the difference between the gross future cash flows and the recorded obligations are deferred and included in interest as it accrues. United's theoretical risk in the swap is the cost of replacing the contract at current market rates in the event of default by the counterparty; however, United does not anticipate such default.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Proposed Employee Investment Transaction

      On March 24, 1994, the Board of Directors of UAL approved a plan of recapitalization, dated March 25, 1994, that would provide a minimum 53% equity interest in UAL to the employees of United in exchange for wage concessions and work-rule changes. The transaction would be implemented through the creation of Employee Stock Ownership Plans ("ESOPs") for United employees. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closes. Pursuant to the terms of the plan of recapitalization, current UAL shareholders would receive the remaining 37% to 47% of the common stock and $88 per share in cash and face amount of debt and preferred stock. The transaction is subject to approval by UAL shareholders and certain closing conditions.

      If approved, the employee investment transaction would put in place a lower cost structure and allow for the creation of a low-cost short-haul operation. The purpose of these changes is to create a cost structure which would allow United to compete effectively against the low-cost carriers currently influencing the domestic marketplace and improve United's long-term financial viability.

Liquidity and Capital Resources

      United's total of cash, cash equivalents and short-term investments increased $242 million in the first quarter of 1994 to a balance of $1.208 billion at March 31, 1994. Cash flows from operating activities amounted to $287 million. Partially offsetting this was cash used in financing activities of $110 million, which included principal payments under capital lease and debt obligations of $55 million and $9 million, respectively, and a $46 million reduction of short-term borrowings.

      In the first quarter of 1994, United took delivery of four A320 aircraft, which were acquired under operating leases. Other 1994 first quarter property additions, primarily spare parts, amounted to $66 million, while property dispositions resulted in proceeds of $93 million.


      At March 31, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.4 billion, after deducting advance payments. An estimated $0.7 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of two B747 aircraft to be delivered this year and thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999. These amounts reflect United's revised capital spending plan and an agreement with The Boeing Company, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreement, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B747 and B777 orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 41 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1994, United also had options for an additional 180 B737 aircraft, 49 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft. United continually reviews its fleet to determine whether aircraft acquisitions will be used to expand the fleet or to replace older aircraft, depending on market and regulatory conditions at the time of delivery. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      UAL and United have a shelf registration statement on file with the Securities and Exchange Commission under which up to $1.776 billion of securities may be offered, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. The shelf registration statement is being utilized for purposes of registering $900 million principal amount of debentures to be issued upon consummation of the employee investment transaction or thereafter upon conversion of outstanding securities currently convertible into, or exercise of outstanding options currently exercisable for, UAL common stock.

      The employee investment transaction, if approved, would have an initial adverse effect on United's cash flow as a result of the payment of certain fees and transaction expenses. However, the transaction is expected to result in an improvement to cash flow through the term of the employee investment. This improvement is expected to result from the employee concessions which reduce cash expenses, partially offset by the additional interest expense on the debentures.

Results of Operations

      United's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter, and United's operations, particularly at its Chicago and Denver hubs, are adversely affected by winter weather on occasion.

      The results of operations in the airline business historically fluctuate significantly in response to general economic conditions. This is because small fluctuations in yield (passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant effect on operating results. United anticipates industrywide fare levels, increasing low-cost competition, general economic conditions, fuel costs, international governmental policies and other factors will continue to affect its operating results.

      The employee investment transaction would impact United's results as operating expenses would be reduced due to wage and benefit reductions, work-rule changes and the startup of a new short-haul, low-cost operation. These expense reductions would be offset by non-cash compensation charges for stock periodically released to employees from the ESOPs and additional interest expense on the debentures. The amount of the non-cash compensation expense cannot be predicted, since it is based on the future fair value of UAL's stock.

      Due to the delay in the opening of the new Denver International Airport, United's 1994 operating expenses are not expected to increase as much as originally anticipated.


First Quarter 1994 Compared with First Quarter 1993.

      United's results of operations in the first quarter of 1994 improved as compared to 1993. In the first quarter of 1994, United recorded a net loss of $105 million, compared to a 1993 first quarter net loss of $148 million. The 1994 first quarter results include a $26 million cumulative effect charge for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which UAL adopted effective January 1, 1994. The first quarter 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt.

      United's financial statements have been affected by recent structural changes. The September 1993 merger of the Covia Partnership and The Galileo Company Limited resulted in the formation of Apollo Travel Services ("ATS"), which is 77% owned by United, and the consolidation of ATS's accounts with those of United. In addition, the sales of flight kitchen assets in late 1993 and early 1994 had the effect of reducing United's salaries and related costs and increasing, to a lesser degree, catering costs.

      In the first quarter of 1994, United also began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Operating revenue and expense amounts and related operating statistics for the first quarter of 1993 have been adjusted to conform with the current presentation.

      The significant factors affecting United's consolidated operations for the first quarter of 1994 are described below.

      Operating revenues increased $172 million (6%). Passenger revenues increased $81 million (3%) due to a 4% increase in United's revenue passenger miles, offset by a 1% decrease in yield to 11.85 cents. The increase in United's revenue passenger miles occurred systemwide, with the Atlantic increase the largest at 7%. Available seat miles generally increased, except in Latin America, where available seat miles decreased 10%, resulting in an increase of 7.8 points in the Latin American load factor to 64.9%. Domestic passenger load factor increased 1.7 points to 62.4%. On a system basis, United's available seat miles increased 1% and passenger load factor increased 1.7 points to 65.4%.

      Cargo revenues increased $21 million (15%), due primarily to increased freight revenues, as mail revenues were relatively unchanged. Freight and mail revenue ton miles increased 5% and 6%, respectively; however, freight yield increased 15% while mail yield decreased 5%. Other operating revenues increased $70 million (42%) primarily as a result of the consolidation of ATS and an increase in fuel sales.


      Operating expenses increased $109 million (4%). United's cost per available seat mile increased 2% to 9.04 cents. Salaries and related costs increased $60 million (5%) primarily due to higher average wage rates and higher costs associated with pensions and medical benefits, partially offset by a lower number of employees as a result of the flight kitchen sales. Commissions increased $36 million (12%) due principally to increased travel agency sales and higher freight volumes.
 Food and beverages increased $16 million (21%) due to the new catering arrangements resulting from the flight kitchen sales. An increase of $29 million (8%) in rentals and landing fees reflects rent associated with new aircraft acquired on operating leases, primarily B767, B747 and A320 aircraft. Aircraft maintenance increased $16 million (17%) as a result of higher vendor-provided maintenance. Other operating expenses increased $34 million (16%) due to higher fuel sales and the consolidation of ATS.

      Aircraft fuel expense decreased $50 million (12%), due to an 11% decrease in United's average price per gallon of fuel to 58.6 cents and a 1% decrease in United's consumption. Purchased services decreased $19 million (8%), as certain services, principally computer reservations and communications, are now provided by ATS.

      Other expense amounted to $76 million in the first quarter of 1994 compared to $84 million in the first quarter of 1993. Interest expense decreased $11 million (12%) due primarily to the extinguishment of $500 million of subordinated debt in 1993. Interest capitalized decreased $10 million (50%) as a result of lower advance payments on new aircraft.
 Included in "Miscellaneous, net" in the first quarter of 1994 was a charge of $19 million for fees and costs incurred in connection with the proposed employee investment transaction. In addition, the 1994 and 1993 periods included foreign exchange losses of $1 million and $22 million, respectively.

      The reduction in the foreign currency loss from 1993 was due to increased hedging activity which minimized the impact of foreign exchange rate changes on reported financial results. In the first quarter of 1994, United also entered into a foreign currency swap contract to replace short-term foreign currency call options and forward contracts previously used to hedge certain yen-denominated obligations. Foreign currency gains and losses on the portion of the swap contract hedging recorded obligations are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations. Currency gains and losses on the difference between the gross future cash flows and the recorded obligations are deferred and included in interest as it accrues.



             United Air Lines, Inc. and Subsidiary Companies
                           Report on Form 10-Q
                   For the Quarter Ended March 31, 1994

Index

Part I.   Financial Information                             Page No.

     Item 1.   Financial statements:

               Condensed statement of consolidated          3
               financial position - as of March 31,
               1994 (unaudited) and December 31, 1993

               Statement of consolidated operations         5
               (unaudited) - for the three months
                ended March 31, 1994 and 1993

               Condensed statement of consolidated          6
               cash flows (unaudited) - for the three
               months ended March 31, 1994 and 1993

               Notes to consolidated financial              7
               statements (unaudited)

     Item 2.   Management's discussion and analysis         12
               of financial condition and results of
               operations


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K         17



Signatures                                                  18


Index To Exhibits                                           19











                                  Page 2





                              Part II
                         Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 12.1 - Computation of Ratio of Earnings To Fixed
          Charges.


     (b) 1. Form 8-K dated March 29, 1994 - Registrant's parent company, UAL Corporation, reported entering into an Agreement and Plan of Recapitalization dated as of March 25, 1994 with Air Line Pilots Association, International UA-MEC and the International Association of Machinists and Aerospace Workers related to the Employee Stock Ownership Plans.

          2. Form 8-K dated April 22, 1994 - Registrant submitted a report to incorporate portions of Registrant's parent company's and Registrant's Preliminary Proxy Statement/Joint Prospectus.

          3. Form 8-K dated April 28, 1994 to report Registrant's parent company's financial information for the first quarter of 1994 and certain financial information for the Registrant.

          4. Form 8-K dated May 3, 1994 to report information provided to investment analysts by Registrant's parent company summarizing the effect on prior period financial statements for UAL and subsidiary companies of certain air transportation price adjustments.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED AIR LINES, INC.




                                        By:    /s/ John C. Pope
                                             John C. Pope
                                             President and Chief
                                             Operating Officer
                                             (Principal Financial
                                             Officer)




                                        By:   /s/ Frederic F. Brace
                                             Frederic F. Brace
                                             Vice President-Corporate
                                             Development and Controller
                                             (Principal Accounting
                                             Officer)


Dated:  May __, 1994

                              Exhibit List




     Exhibit No.              Description


     12.1                     Computation of Ratio of Earnings to
                              Fixed Charges.