Form 10-Q
period 1994-06-30
UNITED AIR LINES INC
filed 1994-08-12
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1994    Commission File Number 33-21220*

                   UNITED AIR LINES, INC.
   (Exact name of Registrant as specified in its charter)
          Delaware                           36-2675206
   (State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)           Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois 60007
    Mailing Address:   P. O. Box 66100, Chicago, Illinois 60666
  (Address of principal executive offices)               (Zipcode)

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

                                         Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at
               Class                      July 31, 1994

      Common Stock ($5 par value)               200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


             United Air Lines, Inc. and Subsidiary Companies
                     Report on Form 10-Q
             For the Quarter Ended June 30, 1994

Index

Part I.      Financial Information

             Item 1.      Financial statements:

             Condensed statement of consolidated
             financial position - as of June 30,
             1994 (unaudited) and December 31, 1993

             Statement of consolidated operations
             (unaudited) - for the three months and six months ended June 30, 1994 and 1993

             Condensed statement of consolidated
             cash flows (unaudited) - for the six
             months ended June 30, 1994 and 1993

             Notes to consolidated financial
             statements (unaudited)

             Item 2.  Management's discussion and analysis
             of financial condition and results of
             operations

Part II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K



Signatures


Index To Exhibits








                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                  June 30,
                                                    1994         December 31,
Assets                                           (Unaudited)         1993
Current assets:
  Cash and cash equivalents                       $ 1,078         $   285
  Short-term investments                              649             681
  Receivables, net                                  1,097           1,092
  Related party receivables                           422             397
  Inventories, net                                    283             277
  Deferred income taxes                               127             127
  Prepaid expenses and other                          263             408
                                                    3,919           3,267


Operating property and equipment:
  Owned                                            11,071          11,146
  Accumulated depreciation and amortization        (4,841)         (4,678)
                                                    6,230           6,468

  Capital leases                                    1,132           1,131
  Accumulated amortization                           (421)           (395)
                                                      711             736

                                                    6,941           7,204


Other assets:
  Intangibles, net                                    769             789
  Deferred income taxes                               572             570
  Other                                               351             323
                                                    1,692           1,682

                                                  $12,552         $12,153





           See accompanying notes to consolidated financial statements.







               United Air Lines, Inc. and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)



                                              June 30,
                                                1994        December 31,
Liabilities and Shareholder's Equity         (Unaudited)        1993
Current liabilities:
  Short-term borrowings                      $   269         $   315
  Current portions of long-term debt
    and capital lease obligations                199             187
  Advance ticket sales                         1,314           1,036
  Accounts payable                               608             632
  Other                                        2,834           2,705
                                               5,224           4,875

Long-term debt                                 2,581           2,603

Long-term obligations under capital leases       761             824

Other liabilities and deferred credits:
  Deferred pension liability                     679             571
  Postretirement benefit liability             1,105           1,058
  Deferred gains                               1,355           1,400
  Other                                          180             113
                                               3,319           3,142

Minority interest                                 43              35

Shareholder's equity                             624             674



Commitments and contingent liabilities
  (See note)

                                             $12,552         $12,153





         See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Three Months
                                                     Ended June 30
                                                  1994           1993
Operating revenues:
  Passenger                                      $3,102         $2,945
  Cargo                                             168            161
  Other operating revenues                          222            155

                                                  3,492          3,261
Operating expenses:
  Salaries and related costs                      1,216          1,163
  Commissions                                       360            321
  Aircraft fuel                                     379            439
  Rentals and landing fees                          380            348
  Purchased services                                236            251
  Depreciation and amortization                     177            182
  Aircraft maintenance                              118             94
  Food and beverages                                123             75
  Personnel expenses                                 65             62
  Advertising and promotion                          37             40
  Other operating expenses                          230            193

                                                  3,321          3,168

Earnings from operations                            171             93

Other income (expense):
  Interest expense                                  (80)           (92)
  Interest capitalized                                9             13
  Interest income                                    18             13
  Equity in earnings of affiliates                    8             12
  Miscellaneous, net                                (22)            (2)

                                                    (67)           (56)

Earnings before income taxes                        104             37

Provision for income taxes                           50             10

Net earnings                                     $   54         $   27



      See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                      Six Months
                                                     Ended June 30
                                                  1994           1993
Operating revenues:
  Passenger                                      $5,873         $5,635
  Cargo                                             332            304
  Other operating revenues                          460            323
                                                  6,665          6,262
Operating expenses:
  Salaries and related costs                      2,418          2,305
  Commissions                                       694            619
  Aircraft fuel                                     749            859
  Rentals and landing fees                          760            699
  Purchased services                                454            488
  Depreciation and amortization                     355            360
  Aircraft maintenance                              227            187
  Food and beverages                                214            150
  Personnel expenses                                124            126
  Advertising and promotion                          64             75
  Other operating expenses                          479            408
                                                  6,538          6,276

Earnings (loss) from operations                     127            (14)

Other income (expense):
  Interest expense                                 (161)          (184)
  Interest capitalized                               19             33
  Interest income                                    29             25
  Equity in earnings of affiliates                   14             15
  Miscellaneous, net                                (44)           (29)
                                                   (143)          (140)

Loss before income taxes, cumulative effect of
  accounting change and extraordinary item          (16)          (154)

Provision (credit) for income taxes                   9            (52)

Loss before cumulative effect of accounting
  change and extraordinary item                     (25)          (102)
Cumulative effect of accounting change,
  net of tax                                        (26)           -
Extraordinary loss on early extinguishment
  of debt, net of tax                               -              (19)

Net loss                                         $  (51)        $ (121)


      See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)

                                                      Six Months
                                                     Ended June 30
                                                  1994           1993
Cash and cash equivalents at beginning of
  period                                         $  285         $  454

Cash flows from operating activities                915            587

Cash flows from investing activities:
  Additions to property and equipment              (178)          (853)
  Proceeds on disposition of property and
    equipment                                       116            631
  Decrease in short-term investments                 47            296
  Other, net                                         30            (85)
                                                     15            (11)

Cash flows from financing activities:
  Repayment of long-term debt                       (28)          (549)
  Principal payments under capital
    lease obligations                               (63)           (35)
  Increase (decrease) in short-term
    borrowings                                      (46)            27
                                                   (137)          (557)

Increase in cash and cash equivalents               793             19

Cash and cash equivalents at end of period       $1,078         $  473


Cash paid during the period for:
  Interest (net of amounts capitalized)          $  135         $  159
  Income taxes                                   $    2         $    1

Non-cash transactions:
  Long-term debt incurred in connection
    with additions to equipment                  $   12         $  357
  Capital lease obligations incurred             $   -          $   69
  Unrealized loss on investments                 $    3         $   -


      See accompanying notes to consolidated financial statements.


            United Air Lines, Inc. and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1993.

Employee Investment Transaction and Recapitalization

      On July 12, 1994, the shareholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL (subject to increase to up to 63%) to certain employees of United in exchange for wage concessions and work-rule changes. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock have the right to receive $84.81 per share in cash and the remaining 45% of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014, paid a dividend to UAL in the amount of the proceeds and paid an additional $300 million to UAL. Approximately $130 million of costs that were contingent on UAL shareholder approval of the recapitalization, including transaction costs and severance payments to certain former United employees, will be recorded in the third quarter.

Reclassification

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Certain amounts in the Statements of Consolidated Operations for 1993 have been reclassified to conform with the current presentation.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" in the 1994 second quarter and six-month period were charges of $22 million and $41 million, respectively, for costs incurred in connection with the employee investment transaction and recapitalization. Also included were foreign exchange gains (losses) of $10 million in the 1994 second quarter, $(2) million in the 1993 second quarter, $9 million in the 1994 six-month period and $(24) million in the 1993 six-month period.

Income Taxes

      The provisions (credits) for income taxes are based on estimated effective tax rates which differ from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The estimated effective tax rates for 1994 are based on the actual effective tax rates, including nondeductible expenses, for the periods. The effective tax rates for 1993 were based on annual estimates. Deferred tax assets are recognized based upon United's history of operating earnings, expectations for the future and potential tax planning strategies.

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

      United also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. United's investments in such securities are included in "Cash and cash equivalents" and "Short-term investments." The following information pertains to United's investments in such securities at June 30, 1994 (in millions):

                                 Gross      Gross
                    Aggregate  Unrealized Unrealized          Average
                      Fair      Holding    Holding    Cost    Maturity
                      Value      Gains      Losses    Basis   (Months)
Available-for-sale:
  U.S. government
   agency debt
   securities         $185      $ -         $ 2       $187       8
  Corporate debt
   securities         $165      $ -         $ 2       $167      11
  Other debt
   securities         $ 56      $ -         $ -       $ 56       9

Held-to-maturity:
  U.S. government
   agency debt
   securities         $ 93      $ -         $ -       $ 93       4
  Corporate debt
   securities         $744      $ -         $ -       $744       2
  Other debt
   securities         $475      $ -         $ -       $475       2

      The net unrealized holding loss on available-for-sale securities of $4 million has been recorded as a component of shareholders' equity, net of related tax benefits. The proceeds from sales of available-for-sale securities were $17 million and $111 million, respectively, for the three and six months ended June 30, 1994. Such sales resulted in insignificant gross realized gains and losses, based on the cost of securities sold. These gains and losses were included in interest income for the period.

Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership ("ATS") and, accordingly, its accounts are consolidated for 1994 periods. Prior to a September 1993 merger, United owned 50% of the Covia Partnership ("Covia"), one of Galileo's and ATS's predecessor companies, which was accounted for on the equity basis.

      Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservation services, communications and other information from, Covia. Revenues derived from the sale of services to Covia amounted to approximately $5 million in the 1993 second quarter and $17 million in the 1993 six-month period. The cost to United of services purchased from Covia amounted to approximately $59 million in the 1993 second quarter and $117 million in the 1993 six-month period. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $59 million in the 1994 second quarter and $118 million in the 1994 six-month period. The cost to United of services purchased from Galileo amounted to approximately $25 million in the 1994 second quarter and $46 million in the 1994 six-month period.

Summarized financial information of Galileo follows (in millions):

                                   June 30,      December 31,
                                     1994            1993
                                 (Unaudited)
Current assets                       $188            $141
Non-current assets                    447             467
  Total assets                        635             608
Current liabilities                   180             173
Long-term liabilities                 427             440
  Total liabilities                   607             613
    Net assets                       $ 28            $ (5)


                                   Periods Ended June 30, 1994
                                   Three Months     Six Months
                                           (Unaudited)

Services revenues                     $202            $400
Costs and expenses                     184             365
Net earnings                          $ 18            $ 35

Long-term Debt

      In the second quarter of 1993, United retired $500 million of senior subordinated notes. The notes were scheduled to mature in 1995 ($150 million) and 1998 ($350 million). An extraordinary loss of $19 million, net of tax benefits of $9 million, was recorded in the first quarter of 1993, based on United's stated intention to retire the notes.

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

      At June 30, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments. An estimated $0.5 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of one B747 aircraft to be delivered this year and thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999. These amounts reflect United's revised capital spending plan and agreements with The Boeing Company and engine manufacturers, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreements, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B747 and B777 orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 37 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1994, United also had options for an additional 174 B737 aircraft, 45 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft.

Foreign Currency Transactions

      In the first quarter of 1994, United entered into a ten-year foreign currency swap contract to replace existing short-term foreign currency call options and forward contracts in order to reduce exposure to currency fluctuations in connection with 33 billion of Japanese yen-denominated obligations. The call options and forward contracts replaced by the currency swap expired under their own terms, and the insignificant loss that resulted was included in income for the quarter, offsetting the insignificant gain recorded from the related obligations that were being hedged.

      The currency swap contract, which was designated as a hedge, effectively fixes, at current exchange rates, future principal, interest and lease payments. The swap contract had a notional amount of $489 million at June 30, 1994 and this notional amount will reduce periodically as payments are made. The currency swap contract exactly matches the cash flows and maturities of the obligations and related interest it is designed to hedge.

      Foreign currency gains and losses on the portion of the contract hedging recorded obligations are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations. Foreign currency gains and losses on the portion of the contract hedging future interest payments are deferred and included in interest as it accrues. United's theoretical risk in the swap is the cost of replacing the contract at current market rates in the event of default by the counterparty; however, United does not anticipate such default since the counterparty is a major money center bank with an investment grade rating by all rating agencies. Furthermore, the risk of such default is mitigated by provisions in the contract which require either party to post increasing amounts of collateral as either their credit rating deteriorates or the value of the contract moves against them. Counterparty credit risk is minimal since currency is exchanged simultaneously throughout the duration of the contract. The fair value of the currency swap contract to United at June 30, 1994 was approximately $57 million based on the reduction in the yen to dollar exchange rate since United entered into the contract.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Employee Investment Transaction and Recapitalization

      On July 12, 1994, the shareholders of UAL approved a plan of recapitalization that provides an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The transaction is being implemented through the creation of Employee Stock Ownership Plans ("ESOPs") for United employees. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closes. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock have the right to receive $84.81 per share in cash and the remaining 45% (subject to reduction to not less than 37%) of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014, paid a dividend to UAL in the amount of the proceeds and paid an additional $300 million to UAL. Approximately $130 million of costs that were contingent on UAL shareholder approval of the recapitalization, including transaction costs and severance payments to certain former United employees, will be recorded in the third quarter.

      The employee investment transaction is expected to put in place a lower cost structure and to facilitate the creation of a low-cost short-haul operation, Shuttle by United. The purpose of these changes is to create a cost structure which will allow United to compete effectively against the low-cost carriers currently influencing the domestic marketplace and improve its long-term financial viability. However, there can be no assurance that the desired improvements will be achieved or that the creation of a short-haul operation will be successful.

      As a result of the recapitalization, United's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, United's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public shareholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets or issuance of equity securities and the ability to achieve additional reductions in wages and benefits. United cannot predict the competitive response to its new low-cost operation, nor the extent to which its ability to react to competition will be hampered by the fixed long-term nature of the agreements that constitute elements of the recapitalization.

      The employee investment transaction and recapitalization will have an initial adverse effect on United's cash flow as a result of the cash dividend paid to UAL and certain other recapitalization costs. However, the transaction is expected to result in an improvement to cash flow through the term of the employee investment. This improvement is expected to result from the employee concessions which reduce cash expenses, partially offset by the additional interest expense on the debentures and foregone interest on the cash paid to UAL.

      The employee investment transaction will reduce United's cash operating expenses due to wage and benefit reductions, work-rule changes and the startup of a new short-haul, low-cost operation. These cash expense reductions will be offset by non-cash compensation charges for stock periodically committed to be released to employees from the ESOPs and additional interest expense on the debentures. The amount of the non-cash compensation expense cannot be predicted, since it is based on the future fair value of UAL's stock. It is anticipated that tax provisions (credits) in future periods could be impacted by certain nondeductible expenses related to the ESOPs. Additionally, timing differences between book expenses and tax deductions related to the ESOPs could impact the balance of the deferred tax asset in the future.

Liquidity and Capital Resources

      United's total of cash, cash equivalents and short-term investments increased $761 million in the first six months of 1994 to a balance of $1.727 billion at June 30, 1994. Cash flows from operating activities amounted to $915 million. Partially offsetting this was cash used in financing activities of $137 million, which included principal payments under capital lease and debt obligations of $63 million and $28 million, respectively, and a $46 million reduction of short-term borrowings.

      In the first six months of 1994, United took delivery of eight A320 aircraft and one B747 aircraft, which were acquired under operating leases. Other 1994 property additions, primarily spare parts, amounted to $187 million, while property dispositions resulted in proceeds of $122 million.

      At June 30, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments. An estimated $0.5 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.8 billion in 1996, $1.2 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of one B747 aircraft to be delivered this year and thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999. These amounts reflect United's revised capital spending plan and agreements with The Boeing Company and engine manufacturers, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreements, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B747 and B777 orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 37 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1994, United also had options for an additional 174 B737 aircraft, 45 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft. United continually reviews its fleet to determine whether aircraft acquisitions will be used to expand the fleet or to replace older aircraft, depending on market and regulatory conditions at the time of delivery. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      At June 30, 1994, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.776 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. In July 1994, United issued $741 million of debentures under this shelf in connection with the employee investment transaction and recapitalization.

      United's senior unsecured debt is rated BB by Standard and Poor's ("S & P") and Baa3 by Moody's Investors Service Inc. ("Moody's"). Both rating agencies affirmed the ratings upon the shareholder approval of the employee investment transaction. S & P removed the securities from CreditWatch but believes the outlook is negative due to "concerns about UAL's ability to achieve planned cost reductions and revenue gains from [Shuttle by United]." Moody's stated "the outlook for United's ratings, however, remains negative due to concern over the company's future financial flexibility."

Results of Operations

      United's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs, are adversely affected by winter weather on occasion.

      Prior to the September 1993 merger of the Covia Partnership and The Galileo Company Limited, United's investments in these companies were carried on the equity basis. United now owns 77% of Apollo Travel Services ("ATS"), one of the companies formed in the merger, and its accounts are consolidated with those of United. As a result, United's consolidated operating revenues and expenses have increased. In addition, the sales of flight kitchen assets in late 1993 and early 1994 had the effect of reducing United's salaries and related costs and increasing, to a lesser degree, catering costs. These changes have affected the 1994 comparisons to 1993 as indicated in the discussion below.

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Operating revenue and expense amounts and related operating statistics for 1993 periods have been adjusted to conform with the current presentation.

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

      The income tax provisions (credits) for 1994 were significantly impacted by the nondeductibility of certain recapitalization costs and the statutory change in the deductibility of other expenses.

      The significant factors affecting United's consolidated operations for the second quarter and first six months of 1994 are described below.

Second Quarter 1994 Compared with Second Quarter 1993.

      United's results of operations in the second quarter of 1994 improved as compared to 1993. In the second quarter of 1994, United recorded net earnings of $54 million, compared to 1993 second quarter net earnings of $27 million.

      Operating revenues increased $231 million (7%). Passenger revenues increased $157 million (5%) due principally to a 7% increase in revenue passenger miles, partially offset by a 2% decrease in yield to
11.39 cents. Domestic revenue passenger miles increased 6%, Pacific increased 9% and Atlantic and Latin America each increased 10%. Available seat miles increased only 1% systemwide, as increases of 5% in the Pacific and 7% in the Atlantic were offset by decreases of 1% and 2% on Domestic and Latin American routes, respectively. As a result, United's system passenger load factor increased 4.2 points to 71.6%. Domestic passenger load factor increased 4.6 points to 70.4%, and Latin American passenger load factor increased 6.3 points to 57.3%.

      Cargo revenues increased only $7 million (4%), as a slight increase in freight revenues was partially offset by a decrease in mail revenues. Other operating revenues increased $67 million (43%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating expenses increased $153 million (5%). United's cost per available seat mile increased 4% to 8.77 cents. Salaries and related costs increased $53 million (5%) primarily due to higher average wage rates and higher costs associated with pensions and medical benefits, partially offset by a lower number of employees as a result of the flight kitchen sales. Commissions increased $39 million (12%) due principally to increased travel agency sales and higher freight volumes.
 Food and beverages increased $48 million (64%) due to the new catering arrangements resulting from the flight kitchen sales and increased passenger volumes. Rentals and landing fees increased $32 million (9%) as a result of rent associated with new aircraft acquired on operating leases. Aircraft maintenance increased $24 million (26%) as a result of higher vendor-provided maintenance due to the timing of certain maintenance cycles. Other operating expenses increased $37 million (19%) due to higher fuel sales and the consolidation of ATS.

      Aircraft fuel expense decreased $60 million (14%), due to a 13% decrease in United's average price per gallon of fuel to 56.6 cents and a 1% decrease in consumption. Purchased services decreased $15 million (6%), as certain services, principally computer reservations and communications, are now provided by ATS.

      Other expense amounted to $67 million in the second quarter of 1994 compared to $56 million in the second quarter of 1993. Interest expense decreased $12 million (13%) due primarily to the extinguishment of $500 million of subordinated debt in 1993. Included in "Miscellaneous, net" in the second quarter of 1994 was a charge of $22 million for fees and costs incurred in connection with the employee investment transaction and recapitalization and a $6 million charge for minority interests in ATS. In addition, the 1994 and 1993 periods included foreign exchange gains (losses) of $10 million and $(2) million, respectively.


Six Months 1994 Compared with Six Months 1993.

      United's results of operations improved in the 1994 six-month period as compared to 1993. In the first half of 1994, UAL recorded a net loss of $51 million, compared to a 1993 six-month net loss of $121 million. The 1994 results include a $26 million cumulative effect charge for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994. The 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt.

      Operating revenues increased $403 million (6%). Passenger revenues increased $238 million (4%) due primarily to a 6% increase in revenue passenger miles, partially offset by a 1% decrease in yield to
11.60 cents. Domestic revenue passenger miles increased by 1.4 billion (5%) while International increased by 1.3 billion (7%). Available seat miles increased only 1% systemwide, as increases of 3% in the Pacific and 10% in the Atlantic were offset by a slight decrease on Domestic routes and a decrease of 6% in Latin America. As a result, United's system passenger load factor increased 3.0 points to 68.6%. Domestic passenger load factor increased 3.1 points to 66.5% and Latin American passenger load factor increased 6.9 points to 61.1%.

      Cargo revenues increased $28 million (9%), due primarily to increased freight revenues, as mail revenues decreased slightly. Freight and mail revenue ton miles increased 5% and 3%, respectively; however, freight yield increased 10% while mail yield decreased 7%. Other operating revenues increased $137 million (42%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating expenses increased $262 million (4%). United's cost per available seat mile increased 3% to 8.90 cents. Salaries and related costs increased $113 million (5%) primarily due to higher average wage rates and higher costs associated with pensions and medical benefits, partially offset by a lower number of employees as a result of the flight kitchen sales. Commissions increased $75 million (12%) due principally to increased travel agency sales and higher freight volumes. Food and beverages increased $64 million (43%) due to the new catering arrangements resulting from the flight kitchen sales. An increase of $61 million (9%) in rentals and landing fees reflects rent associated with new aircraft acquired on operating leases, as 26 such aircraft were added to the fleet in the past year. Aircraft maintenance increased $40 million (21%) as a result of higher vendor-provided maintenance. Other operating expenses increased $71 million (17%) due to higher fuel sales and the consolidation of ATS.

      Aircraft fuel expense decreased $110 million (13%), due to a 12% decrease in United's average price per gallon of fuel to 57.5 cents and a 1% decrease in United's consumption. Purchased services decreased $34 million (7%), as certain services, principally computer reservations and communications, are now provided by ATS.

      Other expense amounted to $143 million in the 1994 six-month period compared to $140 million in 1993. Interest expense decreased $23 million (13%) due primarily to the extinguishment of $500 million of subordinated debt in 1993. Interest capitalized decreased $14 million (42%) as a result of lower advance payments on new aircraft. Included in "Miscellaneous, net" in 1994 were charges of $41 million for fees and costs incurred in connection with the employee investment transaction and recapitalization and a $12 million charge for minority interests in ATS. In addition, the 1994 and 1993 periods included foreign exchange gains (losses) of $9 million and $(24) million, respectively. In the second half of 1993, United increased hedging activity which reduced the impact of foreign exchange rate changes on reported financial results.
                               Part II
                          Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 3.1 - Restated Certificate of Incorporation, as filed in Delaware on July 12, 1994.

           United Air Lines, Inc.'s indebtedness under any single instrument does not exceed 10% of United's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange
           Commission upon request.

           Exhibit 10.1 - Letter Agreement No. 6-1162-
           JME-068 dated April 27, 1994 to each of (a)
           Agreement dated December 18, 1990 between
           The Boeing Company, as seller, and United
           Air Lines, Inc., and United Worldwide
           Corporation, as buyer, for the acquisition of Boeing 747-400 aircraft (filed as Exhibit
           10.8 to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1990, and incorporated herein by reference;
           supplements thereto filed as (i) Exhibits
           10.4 and 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991; (ii) Exhibits 10.3, 10.4, 10.5, 10.6
           and 10.22 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; and (iii) Exhibit 10.3 to Registrant's
           Annual Report on Form 10-K for the year
           ended December 31, 1993 and incorporated herein by reference); (b) Agreement dated
           April 26, 1989 between The Boeing Company and United Air Lines, Inc., as amended and supplemented, for the acquisition of Boeing
           757-200 and 737 aircraft (filed as Exhibit
           (10)K to Registrant's Annual Report on Form
           10-K for the year ended December 31, 1989, and incorporated herein by reference;
           supplements thereto filed as (i) Exhibits
           10.12 and 10.13 to Registrant's Annual
           Report on Form 10-K for the year ended
           December 31, 1991, (ii) Exhibits 10.14,
           10.15, 10.16, 10.17, 10.18, 10.19 and 10.22
           to Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1993, and (iii) Exhibit 10.7 to Registrant's
           Annual Report on Form 10-K for the year
           ended December 31, 1993, and incorporated herein by reference); (c) Agreement dated
           March 1, 1990 between The Boeing Company and
           United Air Lines, Inc., as amended and
           supplemented, for the acquisition of Boeing
           767-300ER aircraft (filed as Exhibit (10)L to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference;
           supplements thereto filed as (i)
           Exhibits 10.7, 10.8, 10.9 and 10.10 to
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, (ii)
           Exhibits 10.7, 10.8, 10.9, 10.10, 10.11,
           10.12, 10.13 and 10.22 to Registrant's
           Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, and (iii)
           Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference);
           (d) an amended and restated agreement, dated
           March 19, 1992, between The Boeing Company and United Air Lines, Inc., for the acquisition of Boeing 737 aircraft (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference;
           supplements thereto filed as (i) Exhibits
           10.20, 10.21 and 10.22 to Registrant's
           Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993, and (ii)
           Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).
           (Filed with a request for confidential
           treatment of certain portions.)  (Filed as
           Exhibit 10.14 to UAL Corporation's (File No.
           1-6033) Form 10-Q for the quarter ended June
           30, 1993, and incorporated herein by
           reference.)

           Exhibit 10.2 - Amendment No. 2 dated April
           22, 1994 to A320 Purchase Agreement dated
           August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus
           Industrie A320-200 model aircraft (as
           previously amended and supplemented,
           "A320-200 Purchase Agreement" (filed as
           Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992; supplements thereto filed as Exhibits
           10.4 and 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)). (Filed with a request for confidential treatment of certain portions.)
           (Filed as Exhibit 10.15 to UAL Corporation's
           (File No. 1-6033) Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)

           Exhibit 10.3 - Letter Agreement dated May
           19, 1994 to
           A320-200 Purchase Agreement between AVSA,
           S.A.R.L., as seller, and United Air Lines,
           Inc., as buyer. (Filed with a request for confidential treatment of certain portions.)
           (Filed as Exhibit 10.16 to UAL Corporation's
           (File No. 1-6033) Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.)



           Exhibit 12.1 - Computation of Ratio of Earnings To Fixed
           Charges.

      (b) 1. Form 8-K dated June 2, 1994 - Registrant's parent company, UAL Corporation, reported entering into an amendment to Agreement and Plan of Recapitalization, dated as of March 25, 1994 (the "Amended and Restated Agreement and Plan of Recapitalization"), with Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers.

           2. Form 8-K dated June 10, 1994 - Registrant submitted a report to incorporate portions of Registrant's parent company's and Registrant's Preliminary Proxy Statement/Joint Prospectus.

           3. Form 8-K dated June 29, 1994 - Registrant's parent company reported entering into a second amendment to the Amended and Restated Agreement and Plan of Recapitalization.

           4. Form 8-K dated July 8, 1994 to report Registrant's parent company issuing a press release regarding employee litigation filed against the International Association of Machinists and Aerospace Workers.

           5. Form 8-K dated July 11, 1994 to report that Merrill Lynch may retain a portion of Registrant's parent company's Depositary Shares for its own account for investment.

           6. Form 8-K dated July 12, 1994 to report Registrant's parent company issuing a press release announcing the closing of the employee investment transaction and related transactions.

           7. Form 8-K dated July 12, 1994 to report Registrant's parent company's issuing a press release regarding parent company's 1994 second quarter earnings.









SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED AIR LINES, INC.




                                         By:    /s/ Gerald Greenwald
                                                  Gerald Greenwald
                                                  Chairman and Chief
                                                  Executive Officer



                                         By:   /s/ Douglas A. Hacker
                                                 Douglas A. Hacker
                                                 Senior Vice
                                                 President-Finance
                                                 (Principal Financial and
                                                 Accounting Officer)


Dated:  August 12, 1994


















                            Exhibit Index

    Exhibit                 Description
      No.

      3.1     Restated Certificate of Incorporation

              United Air Lines, Inc.'s indebtedness
              under any single instrument does not
              exceed 10% of United's total assets on
              a consolidated basis.  Copies of such
              instruments will be furnished to the
              Securities and Exchange Commission
              upon request.

     10.1     Letter Agreement No. 6-1162-JME-068
              dated April 27, 1994 to each of (a)
              Agreement dated December 18, 1990
              between The Boeing Company, as seller,
              and United Air Lines, Inc., and United
              Worldwide Corporation, as buyer, for
              the acquisition of Boeing 747-400
              aircraft (filed as Exhibit 10.8 to
              Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1990, and incorporated herein by
              reference; supplements thereto filed
              as (i) Exhibits 10.4 and 10.5 to
              Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1991; (ii) Exhibits 10.3, 10.4, 10.5,
              10.6 and 10.22 to Registrant's
              Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1993; and (iii)
              Exhibit 10.3 to Registrant's Annual
              Report on Form 10-K for the year ended
              December 31, 1993 and incorporated
              herein by reference); (b) Agreement
              dated April 26, 1989 between The
              Boeing Company and United Air Lines,
              Inc., as amended and supplemented, for
              the acquisition of Boeing 757-200 and
              737 aircraft (filed as Exhibit (10)K
              to Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1989, and incorporated herein by
              reference; supplements thereto filed
              as (i) Exhibits 10.12 and 10.13 to
              Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1991, (ii) Exhibits 10.14, 10.15,
              10.16, 10.17, 10.18, 10.19 and 10.22
              to Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June
              30, 1993, and (iii) Exhibit 10.7 to
              Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1993, and incorporated herein by
              reference); (c) Agreement dated March
              1, 1990 between The Boeing Company and
              United Air Lines, Inc., as amended and
              supplemented, for the acquisition of
              Boeing 767-300ER aircraft (filed as
              Exhibit (10)L to Registrant's Annual
              Report on Form 10-K for the year ended
              December 31, 1989, and incorporated
              herein by reference; supplements
              thereto filed as (i) Exhibits 10.7,
              10.8, 10.9 and 10.10 to Registrant's
              Annual Report on Form 10-K for the
              year ended December 31, 1991, (ii)
              Exhibits 10.7, 10.8, 10.9, 10.10,
              10.11, 10.12, 10.13 and 10.22 to
              Registrant's Quarterly Report on Form
              10-Q for the quarter ended June 30,
              1993, and (iii) Exhibit 10.6 to
              Registrant's Annual Report on Form
              10-K for the year ended December 31,
              1993, and incorporated herein by
              reference); (d) an amended and
              restated agreement, dated March 19,
              1992, between The Boeing Company and
              United Air Lines, Inc., for the
              acquisition of Boeing 737 aircraft
              (filed as Exhibit 10.15 to
              Registrant's Annual Report on Form 10-
              K for the year ended December 31,
              1992, and incorporated herein by
              reference; supplements thereto filed
              as (i) Exhibits 10.20, 10.21 and 10.22
              to Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June
              30, 1993, and (ii) Exhibit 10.8 to
              Registrant's Annual Report on Form 10-
              K for the year ended December 31,
              1993, and incorporated herein by
              reference).  (Filed with a request for
              confidential treatment of certain
              portions.)  (Filed as Exhibit 10.14 to
              UAL Corporation's (File No. 1-6033)
              Form 10-Q for the quarter ended June
              30, 1993, and incorporated herein by
              reference.)

     10.2     Amendment No. 2 dated April 22, 1994
              to A320 Purchase Agreement dated
              August 10, 1992 between AVSA,
              S.A.R.L., as seller, and United Air
              Lines, Inc., as buyer, for the
              acquisition of Airbus Industrie
              A320-200 model aircraft (as previously
              amended and supplemented, "A320-200
              Purchase Agreement" (filed as Exhibit
              10.14 to Registrant's Annual Report on
              Form 10-K for the year ended December
              31, 1992; supplements thereto filed as
              Exhibits 10.4 and 10.5 to Registrant's
              Annual Report on Form 10-K for the
              year ended December 31, 1993, and
              incorporated herein by reference)).
              (Filed with a request for confidential
              treatment of certain portions.) (Filed
              as Exhibit 10.15 to UAL Corporation's
              (File No. 1-6033) Form 10-Q for the
              quarter ended June 30, 1993, and
              incorporated herein by reference.)

     10.3      Letter Agreement dated May 19, 1994
              to A320-200 Purchase Agreement between
              AVSA, S.A.R.L., as seller, and United
              Air Lines, Inc., as buyer.  (Filed
              with a request for confidential
              treatment of certain portions.)
              (Filed as Exhibit 10.16 to UAL
              Corporation's (File No. 1-6033) Form
              10-Q for the quarter ended June 30,
              1993, and incorporated herein by
              reference.)

     12.1     Computation of Ratio of Earnings To
              Fixed Charges.