Form 10-Q
period 1994-09-30
UNITED AIR LINES INC
filed 1994-11-10
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1994  Commission File Number 33-21220*

                     UNITED AIR LINES, INC.
     (Exact name of Registrant as specified in its charter)
                    Delaware                      36-2675206
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

     1200 East Algonquin Road, Elk Grove Township, Illinois 60007
     Mailing Address:  P.O. Box 66100, Chicago, Illinois 60666
     (Address of principal executive offices)          (Zip code)

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

                                         Outstanding at
          Class                         October 31, 1994

      Common Stock ($5 par value)              200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).




         United Air Lines, Inc. and Subsidiary Companies
                       Report on Form 10-Q
            For the Quarter Ended September 30, 1994

Index

Part I.   Financial Information                         Page No.

      Item 1.   Financial statements:

            Condensed statement of consolidated             3
            financial position - as of September 30, 1994 (unaudited) and December 31, 1993

            Statement of consolidated operations            5
            (unaudited) - for the three months and nine months ended September 30, 1994 and 1993

            Condensed statement of consolidated             7
            cash flows (unaudited) - for the nine
            months ended September 30, 1994 and 1993

            Notes to consolidated financial                 8
            statements (unaudited)

      Item 2.   Management's discussion and analysis       14
                of financial condition and results of
                operations

Part II.  Other Information

      Item 6.   Exhibits and Reports on Form 8-K           21




Signatures                                                 22


Index To Exhibits                                          23







                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                 September 30,
                                                    1994         December 31,
Assets                                           (Unaudited)         1993
Current assets:
  Cash and cash equivalents                       $   661         $   285
  Short-term investments                              946             681
  Receivables, net                                  1,140           1,092
  Related party receivables                           425             397
  Inventories, net                                    278             277
  Deferred income taxes                               132             127
  Prepaid expenses and other                          237             408
                                                    3,819           3,267



Operating property and equipment:
  Owned                                            10,761          11,146
  Accumulated depreciation and amortization        (4,731)         (4,678)
                                                    6,030           6,468

  Capital leases                                    1,132           1,131
  Accumulated amortization                           (434)           (395)
                                                      698             736

                                                    6,728           7,204



Other assets:
  Intangibles, net                                    791             789
  Deferred income taxes                               529             570
  Other                                               394             323
                                                    1,714           1,682



                                                  $12,261         $12,153


         See accompanying notes to consolidated financial statements.







               United Air Lines, Inc. and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)




                                             September 30,
                                                1994        December 31,
Liabilities and Shareholder's Equity         (Unaudited)        1993
Current liabilities:
  Short-term borrowings                      $   269         $   315
  Current portions of long-term debt
    and capital lease obligations                198             187
  Advance ticket sales                         1,261           1,036
  Accounts payable                               650             632
  Other                                        2,947           2,705
                                               5,325           4,875

Long-term debt                                 3,236           2,603

Long-term obligations under capital leases       739             824

Other liabilities and deferred credits:
  Deferred pension liability                     380             571
  Postretirement benefit liability             1,125           1,058
  Deferred gains                               1,386           1,400
  Other                                          198             113
                                               3,089           3,142

Minority interest                                 47              35

Shareholder's equity:
  Common stock                                   -               -
  Additional capital invested                     80             839
  Retained earnings (deficit)                    (65)            (95)
  Unearned ESOP compensation                    (160)             -
  Other                                          (30)            (70)
                                                (175)            674

Commitments and contingent liabilities
  (See note)

                                             $12,261         $12,153


         See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Three Months
                                                  Ended September 30
                                                  1994           1993
Operating revenues:
  Passenger                                      $3,400         $3,253
  Cargo                                             169            174
  Other operating revenues                          230            164

                                                  3,799          3,591
Operating expenses:
  Salaries and related costs                      1,160          1,171
  ESOP compensation expense                          88             -
  Commissions                                       389            367
  Aircraft fuel                                     425            446
  Rentals and landing fees                          397            388
  Purchased services                                244            254
  Depreciation and amortization                     184            181
  Aircraft maintenance                              102             94
  Food and beverages                                141             88
  Personnel expenses                                 62             67
  Advertising and promotion                          52             45
  Other operating expenses                          245            202

                                                  3,489          3,303

Earnings from operations                            310            288

Other income (expense):
  Interest expense                                  (99)           (82)
  Interest capitalized                               12             10
  Interest income                                    18             38
  Equity in earnings of affiliates                    6             10
  Miscellaneous, net                                (86)           (37)

                                                   (149)           (61)

Earnings before income taxes                        161            227

Provision for income taxes                           80             76

Net earnings                                     $   81         $  151



      See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Nine Months
                                                  Ended September 30
                                                  1994           1993
Operating revenues:
  Passenger                                      $ 9,273        $8,888
  Cargo                                              501           478
  Other operating revenues                           690           487
                                                  10,464         9,853
Operating expenses:
  Salaries and related costs                       3,578         3,476
  ESOP compensation expense                           88            -
  Commissions                                      1,083           986
  Aircraft fuel                                    1,174         1,305
  Rentals and landing fees                         1,157         1,087
  Purchased services                                 698           742
  Depreciation and amortization                      539           541
  Aircraft maintenance                               329           281
  Food and beverages                                 355           238
  Personnel expenses                                 186           193
  Advertising and promotion                          116           120
  Other operating expenses                           724           610
                                                  10,027         9,579

Earnings from operations                             437           274

Other income (expense):
  Interest expense                                  (260)         (266)
  Interest capitalized                                31            43
  Interest income                                     47            63
  Equity in earnings of affiliates                    20            25
  Miscellaneous, net                                (130)          (66)
                                                    (292)         (201)

Earnings before income taxes, cumulative effect
  of accounting change and extraordinary item        145            73

Provision for income taxes                            89            24

Earnings before cumulative effect of
  accounting change and extraordinary item            56            49
Cumulative effect of accounting change,
  net of tax                                         (26)          -
Extraordinary loss on early extinguishment
  of debt, net of tax                                -             (19)

Net earnings                                     $    30        $   30


      See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)

                                                      Nine Months
                                                   Ended September 30
                                                  1994           1993
Cash and cash equivalents at beginning of
  period                                         $   285        $   454

Cash flows from operating activities               1,119            760

Cash flows from investing activities:
  Additions to property and equipment               (416)        (1,319)
  Proceeds on disposition of property and
    equipment                                        413          1,067
  Decrease (increase) in short-term investments     (249)           270
  Other, net                                          47            (88)
                                                    (205)           (70)

Cash flows from financing activities:
  Cash dividend to parent company                 (1,041)            -
  Issuance of long-term debt                         735             -
  Repayment of long-term debt                       (108)          (644)
  Principal payments under capital
    lease obligations                                (78)           (47)
  Decrease in short-term borrowings                  (46)           (19)
                                                    (538)          (710)

Increase in cash and cash equivalents                376            (20)

Cash and cash equivalents at end of period       $   661        $   434


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   207        $   261
  Income taxes                                   $     3        $    42

Non-cash transactions:
  Long-term debt incurred in connection
    with additions to equipment                  $    18        $   490
  Capital lease obligations incurred             $    -         $    69
  Unrealized loss on investments                 $     2        $    -


      See accompanying notes to consolidated financial statements.


            United Air Lines, Inc. and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which, except for the effects of the employee investment transaction, include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1993.

Employee Investment Transaction and Recapitalization

      On July 12, 1994, the shareholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL (subject to increase to up to 63%) to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest will be allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock received approximately $2.1 billion in cash and the remaining 45% (subject to decrease down to 37%) of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014 and paid a dividend of $1.041 billion to UAL. Pretax costs of $169 million were incurred in connection with the recapitalization, including transaction costs and severance payments to certain former United employees. Of these costs, $48 million were recorded as operating expenses while the remaining $121 million were recorded in "Miscellaneous, net."

Reclassification

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Certain amounts in the Statements of Consolidated Operations for 1993 have been reclassified to conform with the current presentation.


Stock Compensation Under ESOPs

      "ESOP compensation expense" in the 1994 third quarter and nine-month period represents the estimated average fair value of the ESOP convertible preferred stock which was committed to be released to employees in the third quarter.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" were certain costs incurred in connection with the employee investment transaction and recapitalization amounting to $80 million and $121 million, respectively, in the 1994 third quarter and nine-month period. Included in "Miscellaneous, net" in the 1993 third quarter and nine-month period was a $59 million charge to reduce the net book value of 15 DC-10 aircraft to estimated realizable value and a $17 million gain resulting from the final settlement for overpayment of annuities purchased in 1985 to cover certain vested pension benefits. In addition, United recorded $27 million of interest income in 1993 in connection with the final settlement of the pension benefits. Also included were foreign exchange gains (losses) of $9 million in the 1994 nine-month period, $(16) million in the 1993 nine-month period and $8 million in the 1993 third quarter. Foreign exchange gains in the 1994 third quarter were insignificant.

Income Taxes

      The provisions for income taxes are based on estimated effective tax rates which differ from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses, including certain expenses related to the ESOP transaction. The effective tax rates for 1994 are based on the actual effective tax rates, including nondeductible expenses, for the periods. The effective tax rates for 1993 were based on annual estimates. Deferred tax assets are recognized based upon United's history of operating earnings, expectations for the future and potential tax planning strategies.

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

      United also adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. United's investments in such securities are included in "Cash and cash equivalents" and "Short-term investments." The following information pertains to United's investments in such securities at September 30, 1994 (in millions):

                                 Gross      Gross
                    Aggregate  Unrealized Unrealized          Average
                      Fair      Holding    Holding    Cost    Maturity
                      Value      Gains      Losses    Basis   (Months)

Available-for-sale:
  U.S. government
   agency debt
   securities        $  283     $ -         $ 1       $  284     9
  Corporate debt
   securities        $  266     $ -         $ 2       $  268    11
  Other debt
   securities        $  117     $ -         $ -       $  117    11

Held-to-maturity:
  U.S. government
   agency debt
   securities        $   74     $ -         $ -       $   74     6
  Corporate debt
   securities        $  349     $ -         $ -       $  349     3
  Other debt
   securities        $  503     $ -         $ -       $  503     2


      The net unrealized holding loss on available-for-sale securities of $3 million has been recorded as a component of shareholders' equity, net of related tax benefits. The proceeds from sales of available-for-sale securities were $48 million and $159 million, respectively, for the three and nine months ended September 30, 1994. Such sales resulted in insignificant gross realized gains and losses, based on the cost of securities sold. These gains and losses were included in interest income for the period.

Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership ("ATS") and its accounts are consolidated. Prior to a September 1993 merger, United owned 50% of the Covia Partnership ("Covia") and 25.6% of Galileo Ltd., two of Galileo's and ATS's predecessor companies, which were accounted for on the equity basis.

      Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservation services, communications and other information from, Covia. Revenues derived from the sale of services to Covia amounted to approximately $4 million in the 1993 third quarter and $21 million in the 1993 nine-month period. The cost to United of services purchased from Covia amounted to approximately $51 million in the 1993 third quarter and $168 million in the 1993 nine-month period. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $60 million in the 1994 third quarter and $178 million in the 1994 nine-month period. The cost to United of services purchased from Galileo amounted to approximately $24 million in the 1994 third quarter and $70 million in the 1994 nine-month period.

Summarized financial information of Galileo follows (in millions):

                                 September 30,   December 31,
                                     1994            1993
                                 (Unaudited)

Current assets                       $172            $141
Non-current assets                    438             467
  Total assets                        610             608
Current liabilities                   186             173
Long-term liabilities                 383             440
  Total liabilities                   569             613
    Net assets                       $ 41            $ (5)


                                 Periods Ended September 30, 1994
                                   Three Months     Nine Months
                                           (Unaudited)

Services revenues                     $214            $614
Costs and expenses                     200             565
Net earnings                          $ 14            $ 49

Long-term Debt

      In connection with the July 1994 recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014. The debentures are unsecured obligations.

      In the second quarter of 1993, United retired $500 million of senior subordinated notes. The notes were scheduled to mature in 1995 ($150 million) and 1998 ($350 million). An extraordinary loss of $19 million, after tax benefits of $9 million, was recorded in the first quarter of 1993, based on United's stated intention to retire the notes.

Retirement Plans

      Due to changes in expected future salaries as a result of the employee investment transaction, United revalued its U. S. pension obligations as of July 1, 1994. The assumed rate of increase in compensation was 3.15% compared to 4% as of December 31, 1993. The weighted-average discount rate used by United for the valuation of pension obligations at July 1, 1994 was 8.5%, compared to 7.5% at December 31, 1993.

      The effect of the changes was to decrease the projected benefit obligation for the U. S. plans from $4.948 billion at December 31, 1993 to 4.415 billion at July 1, 1994 and to decrease the accumulated benefit obligation from $4.134 billion at December 31, 1993 to $4.022 billion at July 1, 1994. The fair value of plan assets was $3.562 billion at December 31, 1993, compared to $3.425 at July 1, 1994. Accordingly, pension expense for the 1994 third quarter was $25 million less than the amount recorded in the first and second quarters.

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

      At September 30, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.0 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999.
These amounts reflect United's revised capital spending plan and agreements with The Boeing Company and engine manufacturers, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreements, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B777 order, United has arrangements with Airbus Industrie and International Aero Engines to lease 33 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1994, United also had options for an additional 168 B737 aircraft, 43 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft.

Foreign Currency Transactions

      In the first quarter of 1994, United entered into a ten-year foreign currency swap contract to replace existing short-term foreign currency call options and forward contracts to reduce exposure to currency fluctuations in connection with 33 billion of Japanese yen-denominated obligations. The call options and forward contracts replaced by the currency swap expired under their own terms, and the insignificant loss that resulted was included in income for the quarter, offsetting the insignificant gain recorded from the related obligations that were being hedged.

      The currency swap contract, which was designated as a hedge, effectively fixed, at then current exchange rates, future principal, interest and lease payments. The swap contract had a notional amount of $466 million at September 30, 1994 and this notional amount will reduce periodically as payments are made. The currency swap contract exactly matched the cash flows and maturities of the obligations and related interest it was designed to hedge.

      Foreign currency gains and losses on the portion of the contract hedging recorded obligations are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations. Foreign currency gains and losses on the portion of the contract hedging future interest payments are deferred and included in interest as it accrues. United's theoretical risk in the swap is the cost of replacing the contract at current market rates in the event of default by the counterparty; however, United does not anticipate such default since the counterparty is a major money center bank with an investment grade rating by all rating agencies. Furthermore, the risk of such default is mitigated by provisions in the contract which require either party to post increasing amounts of collateral as either their credit rating deteriorates or the value of the contract moves against them. Counterparty credit risk is minimal since currency is exchanged simultaneously throughout the duration of the contract. The fair value of the currency swap contract to United at September 30, 1994 was approximately $27 million based on the reduction in the yen to dollar exchange rate since United entered into the contract.

      In October 1994, the portion of the contract hedging future interest payments was terminated. The resulting gain, net of losses previously deferred in connection with the interest payments, will be deferred and amortized over the remaining life of the obligations. After termination of this portion of the contract, the notional amount of the swap contract was $300 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EMPLOYEE INVESTMENT TRANSACTION AND RECAPITALIZATION

      On July 12, 1994, the shareholders of UAL Corporation ("UAL"), parent company of United Air Lines, Inc. ("United"), approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest will be allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closed. Based on the average market value of UAL common stock through October 31, 1994, the market value of UAL common stock for the remainder of the measuring period would have to average at least $154 for any adjustment to be made in the ESOP percentage interest. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock received approximately $2.1 billion in cash and the remaining 45% (subject to reduction to not less than 37%) of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014 and paid a dividend of $1.041 billion to UAL. Approximately $169 million of costs, before any related taxes, were incurred in connection with the recapitalization, including transaction costs and severance payments to certain former United employees.

      The employee investment transaction has put in place a lower cost structure which is designed to allow United to compete effectively against low-cost carriers currently influencing the domestic marketplace and improve its long-term financial viability. The transaction also facilitated the creation of a low-cost short-haul operation, Shuttle by United, which began operating on October 1, 1994. The success of these efforts is dependent upon a number of factors, including the state of the competitive environment in the airline industry, competitive responses to United's efforts, United's ability to achieve enduring cost savings through productivity improvements and in the renegotiation of labor agreements at the end of the investment period and, in the case of the Shuttle by United, United's ability to deliver a product which is competitive in both qualitative and price terms and which is accepted by the marketplace.

      As a result of the recapitalization, United's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, United's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public shareholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to achieve additional reductions in wages and benefits. United's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements.

      The employee investment transaction and recapitalization had an initial adverse effect on United's cash position as a result of the cash paid to UAL and certain other recapitalization costs. However, the transaction is expected to result in an improvement to cash flow through the term of the employee investment. This improvement is expected to result from the employee concessions which reduce cash expenses, partially offset by the additional interest expense on the debentures and foregone interest on the cash paid to UAL.

      The employee investment transaction will reduce United's cash operating expenses due to wage and benefit reductions, work-rule changes and the startup of Shuttle by United. These cash expense reductions will be offset by non-cash compensation charges for stock periodically committed to be released to employees under the ESOPs and additional interest expense on the debentures. The amount of the non-cash compensation expense cannot be predicted, because it is based on the future fair value of UAL's stock. It is anticipated that tax provisions (credits) in future periods could be impacted by certain nondeductible expenses related to the ESOPs. Additionally, timing differences between book expenses and tax deductions related to the ESOPs could impact the balance of the net deferred tax asset in the future.


LIQUIDITY AND CAPITAL RESOURCES

      United's total of cash and cash equivalents was $661 million at September 30, 1994, compared to $285 million at December 31, 1993. Cash flows from operating activities of $1.119 billion more than offset cash used in financing and investing activities. Cash flows used in financing activities included the $1.041 billion dividend paid to UAL, principal payments under debt and capital lease obligations of $108 million and $78 million, respectively, and a $46 million reduction of short-term borrowings, all of which was partially offset by the issuance of $741 million of debentures. Investing activities resulted in a net cash outflow of $205 million.

      In the first nine months of 1994, United took delivery of twelve A320 aircraft and two B747 aircraft. With the exception of one B747, these aircraft were acquired under operating leases. Property additions, including the B747 and spare parts, amounted to $416 million.
 Property dispositions, including the sale and leaseback of five B737 aircraft, one B747 aircraft and one B757 aircraft, resulted in proceeds of $413 million.

      At September 30, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $4.0 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1994, $1.1 billion in 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998, and $0.2 billion after 1998. The major commitments are for the purchase of thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999.
These amounts reflect United's revised capital spending plan and agreements with The Boeing Company and engine manufacturers, announced in April 1993, to convert certain aircraft orders into options. Under the terms of the agreements, if United does not elect to confirm the delivery of these option aircraft before 1998, it would forfeit significant deposits.

      In addition to the B777 order, United has arrangements with Airbus Industrie and International Aero Engines to lease 33 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1994, United also had options for an additional 168 B737 aircraft, 43 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft. United continually reviews its fleet to determine whether aircraft acquisitions will be used to expand the fleet or to replace older aircraft, depending on market and regulatory conditions at the time of delivery. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      At September 30, 1994, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.035 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. United's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

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

      In October 1994, United announced that it will discontinue service to 15 unprofitable destinations by early 1995 and will reallocate resources elsewhere, including the Shuttle by United. United will incur certain route restructuring costs, which are expected to be immaterial. However, this restructuring is expected to result in improvements to operating earnings of approximately $25 million annually.

      The income tax provisions for 1994 were significantly impacted by the nondeductibility of certain recapitalization costs and the statutory change in the deductibility of other expenses.

      Specific factors affecting United's consolidated operations for the third quarter and first nine months of 1994 are described below.

Third Quarter 1994 Compared with Third Quarter 1993.

      United's earnings from operations improved from $288 million in the third quarter of 1993 to $310 in the third quarter of 1994. United's net earnings in the third quarter of 1994 were $81 million. These earnings included $128 million of pre-tax non-recurring expenses incurred in connection with the recapitalization. Excluding these expenses, third quarter 1994 net income would have been $177 million. Net income in the third quarter of 1993 was $151 million.

      Operating revenues increased $208 million (6%). United's revenue per available seat mile increased 7% to 9.43 cents. Passenger revenues increased $147 million (5%) due principally to a 7% increase in revenue passenger miles, partially offset by a 2% decrease in yield to 10.98 cents. Domestic revenue passenger miles increased 7%, Pacific and Latin America each increased 11% and Atlantic increased 1%. Available seat miles decreased 1% systemwide, as decreases of 3% and 4% on Domestic and Atlantic routes, respectively, were offset by a 6% increase in the Pacific. As a result, United's system passenger load factor increased
5.9 points to 76.6%.

      Cargo revenues decreased $5 million (3%), as both freight and mail revenues decreased. Other operating revenues increased $66 million (40%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating expenses increased $186 million (6%). United's cost per available seat mile increased 7% from 8.11 cents to 8.66 cents, including the ESOP compensation expense and certain one-time expenses incurred in connection with the recapitalization. Without these costs, United's cost per available seat mile would have been 8.32 cents. ESOP compensation expense of $88 million represents the value of ESOP stock committed to be released to employees for the quarter. Food and beverages increased $53 million (60%) due to the new catering arrangements resulting from the flight kitchen sales and increased passenger volumes. Commissions increased $22 million (6%) due principally to increased commissionable revenues. Advertising and promotion increased $7 million (16%) due primarily to increased media advertising to introduce Shuttle by United and employee ownership of UAL. Other operating expenses increased $43 million (21%) due to the consolidation of ATS and higher fuel sales.

      Salaries and related costs decreased $11 million (1%) primarily due to savings resulting from ESOP related wage and benefit concessions of $98 million and a lower number of employees as a result of the flight kitchen sales, partially offset by higher costs associated with employee benefits and certain one-time costs incurred in connection with the ESOP transaction. Aircraft fuel expense decreased $21 million (5%), due to a 3% decrease in the average price per gallon of fuel to 59.4 cents and a 2% decrease in consumption. Purchased services decreased $10 million (4%), as certain services, principally computer reservations and communications, are now provided by ATS.

      Other expense amounted to $149 million in the third quarter of 1994 compared to $61 million in the third quarter of 1993. Interest expense increased $17 million (21%) due to interest on the debentures issued in connection with the recapitalization. Interest income decreased $20 million (53%) due primarily to interest received in 1993 in connection with the final settlement of pension benefits. Included in "Miscellaneous, net" in the third quarter of 1994 were charges of $80 million for costs incurred in connection with the employee investment transaction and recapitalization and a $6 million charge for minority interests in ATS. Included in the 1993 third quarter was a $59 million charge to reduce the net book value of 15 DC-10 aircraft to estimated realizable value, a $17 million gain resulting from the final settlement of pension benefits and foreign exchange gains of $8 million. Foreign exchange gains in the 1994 third quarter were insignificant.


Nine Months 1994 Compared with Nine Months 1993.

      In both 1994 and 1993, United recorded net earnings of $30 million. However, the 1994 nine-month period included $169 million of pretax expenses incurred in connection with the recapitalization, of which $48 million were in operating expenses. Excluding these expenses, 1994 nine-month net income would have been $158 million. The 1994 results also include a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994. The 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt.

      Operating revenues increased $611 million (6%). United's revenue per available seat mile increased 6% to 9.20 cents. Passenger revenues increased $385 million (4%) due primarily to a 6% increase in revenue passenger miles, partially offset by a 2% decrease in yield to 11.37 cents. Domestic revenue passenger miles increased by 2.6 billion (5%) while International increased by 2.1 billion (7%). Available seat miles remained unchanged systemwide, as increases of 4% in the Pacific and Atlantic were offset by decreases of 1% on Domestic routes and 4% in Latin America. As a result, system passenger load factor increased 4.0 points to 71.4%.

      Cargo revenues increased $23 million (5%), due to increased freight revenues partially offset by decreased mail revenues. Freight and mail revenue ton miles increased 3%; however, freight yield increased 6% while mail yield decreased 8%. Other operating revenues increased $203 million (42%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating expenses increased $448 million (5%). United's cost per available seat mile also increased 5% from 8.43 cents to 8.81 cents, which includes certain one-time costs relating to the recapitalization and ESOP compensation expense. Without these costs, United's cost per available seat mile would have been 8.69 cents. Food and beverages increased $117 million (49%) due to the new catering arrangements resulting from the flight kitchen sales. Salaries and related costs increased $102 million (3%) primarily due to higher average wage rates for certain employee groups, higher costs associated with pension and medical benefits and certain one-time costs related to the recapitalization, partially offset by a lower number of employees as a result of the flight kitchen sales and lower wage rates for employees participating in the ESOPs. Commissions increased $97 million (10%) due principally to increased commissionable revenues. An increase of $70 million (6%) in rentals and landing fees reflects rent associated with a higher number of aircraft on operating leases, including new aircraft acquired in the past year. Aircraft maintenance increased $48 million (17%) as a result of higher vendor-provided maintenance. Other operating expenses increased $114 million (19%) due to the consolidation of ATS and higher fuel sales.

      Aircraft fuel expense decreased $131 million (10%), due to a 9% decrease in the average price per gallon of fuel to 58.2 cents and a 1% decrease in consumption. Purchased services decreased $44 million (6%), as certain services, principally computer reservations and communications, have been provided by ATS since the time of the merger.

      Other expense amounted to $292 million in the 1994 nine-month period compared to $201 million in 1993. Interest expense decreased $6 million (2%), as lower interest resulting from the extinguishment of $500 million of subordinated debt in 1993 was partially offset by higher interest resulting from the debentures issued in July 1994. Interest capitalized decreased $12 million (28%) as a result of lower advance payments on new aircraft. Interest income decreased $16 million (25%) due primarily to interest received in 1993 in connection with the final settlement of pension benefits. Included in "Miscellaneous, net" in 1994 were charges of $121 million for fees and costs incurred in connection with the employee investment transaction and recapitalization, an $18 million charge for minority interests in ATS and foreign exchange gains of $9 million. Included in 1993 was a $59 million charge to reduce the net book value of 15 DC-10 aircraft to estimated realizable value, a $17 million gain resulting from the final settlement of pension benefits and foreign exchange losses of $16 million.

                              Part II
                         Other Information

Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibit 4.1 - Indenture dated as of July 1,
          1991 between United Air Lines, Inc. and The
          Bank of New York (filed as Exhibit 4(a) to
          United Air Lines, Inc.'s Registration
          Statement on Form S-3 (No. 33-57192) and incorporated herein by reference).

          Exhibit 4.2 - Officer's Certificate relating to United Air Lines, Inc.'s Series A
          Debentures due 2004 and Series B Debentures due 2014.

          Exhibit 12.1 - Computation of Ratio of
          Earnings To Fixed Charges.

          Exhibit 27 - Financial Data Schedule.

      (b) No reports on Form 8-K have been filed during the third quarter of 1994.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AIR LINES, INC.




                                   By:/s/ Gerald Greenwald
                                          Gerald Greenwald
                                          Chairman and Chief
                                          Executive Officer



                                   By:/s/ Douglas A. Hacker
                                          Douglas A. Hacker
                                          Senior Vice President-Finance
                                          (Principal Financial and
                                          Accounting Officer)


Dated: November 10, 1994



                         Exhibit Index


Exhibit No.              Description



     4.1 Indenture dated as of July 1, 1991 between
          United Air Lines, Inc. and The Bank of New
          York (filed as Exhibit 4(a) to United Air
          Lines, Inc.'s Registration Statement on Form S-
          3 (No. 33-57192) and incorporated herein by reference).

     4.2 Officer's Certificate relating to United
          Air Lines, Inc.'s Series A Debentures
          due 2004 and Series B Debentures due
          2014.

     12.1 Computation of Ratio of Earnings To Fixed Charges.

     27   Financial Data Schedule.