Form 10-K
period 1994-12-31
UNITED AIR LINES INC
filed 1995-03-08
CIK 101001

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1994 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to

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

                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS               ON WHICH REGISTERED

    Series A Debentures due 2004          New York Stock Exchange

    Series B Debentures due 2014          New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The number of shares of common stock outstanding as of March 1, 1995 was 200. The Registrant is a wholly-owned subsidiary of UAL
Corporation, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions J(1)(a) and J(1)(b) of Form 10-K and is omitting herein information in response to Items 4, 10, 11, 12 and 13.
                                 PART I

ITEM 1.        BUSINESS.

     Introduction

     United Air Lines, Inc. ("United" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The world headquarters of the Company are located at 1200 Algonquin Road, Elk Grove Township, Illinois 60007. The Company's mailing address is P.O. Box 66100, Chicago, Illinois 60666. The telephone number for the Company is (708) 952-4000.

     United is the principal subsidiary of UAL Corporation, a Delaware corporation ("UAL"), and is wholly-owned by UAL. United accounted for virtually all of UAL's revenues and expenses in 1994. United is a major commercial air transportation company.

     Employee Investment Transaction and Recapitalization

     On July 12, 1994, the stockholders of UAL approved and adopted the Amended and Restated Agreement and Plan of Recapitalization, dated as of March 25, 1994, among UAL, the Air Line Pilots Association, International and the International Association of Machinists and Aerospace Workers (the "Recapitalization"), that provides an approximately 55% equity and voting interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest will be allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the Recapitalization. The entire 55% ESOP voting interest generally will be voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs. In connection with the Recapitalization, holders of UAL's old common stock received approximately $2.1 billion in cash and the remaining 45% of the equity in the form of Common Stock. Each share of old common stock was converted into one-half share of Common Stock and cash in lieu of fractional shares plus a cash payment of $84.81. In connection with the Recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due 2014 and UAL issued Series B 12-1/4% preferred stock with an aggregate liquidation preference of $410 million. In addition, in connection with the consummation of the plan of Recapitalization, the Rights Agreement was amended to provide, among other things, for one right to purchase shares of UAL's Series C Junior Participating Preferred Stock to be attached to and issued with each share of Common Stock, including shares of Common Stock into which the preferred stock held in the ESOPs is convertible.

     Airline Operations

     United has been engaged in the air transportation of per-sons, property and mail since 1934, and certain of its predecessors began operations as early as 1926. United is the world's largest employee-owned airline and one of the world's largest airlines as measured by operating revenues, revenue passengers and revenue passenger miles flown. At the end of 1994, United served 152 airports in the United States and 29 foreign countries. During 1994, United averaged 2,004 departures daily, flew a total of 108 billion revenue passenger miles, and carried an average of 203,400 passengers per day.

     United provides its domestic and international service principally through a system of hub airports at major cities. Each hub provides United flights to a network of spoke destinations as well as flights to the other United hubs. This arrangement permits travelers to fly from point of origin to more destinations without changing carriers. Currently, United flies from four U.S. hubs - Chicago-O'Hare International, Denver International, San Francisco International, and Dulles International near Washington, D.C. - and is the principal carrier at each of these hubs. United also has a Pacific hub operation at Tokyo Narita Airport. During the last several years, United has strengthened the revenue-generating capability of the hub airports by: (1) adding new spokes (routes to new cities and airports); (2) adding frequency on previously operated route segments; and (3) entering into marketing agreements with smaller U.S. air carriers which serve less populated destinations and with foreign carriers which serve destinations that United could not serve itself for economic or regulatory reasons.

     United has developed a route system covering North America, Asia, the South Pacific, Europe and Latin America.

     Within North America, East-West traffic is served by nonstop transcontinental flights and by the hubs at Chicago O'Hare and Denver, while North-South traffic on the West Coast is served by the San Francisco hub.

     In October 1994, United launched a new service designed to be cost competitive on routes under 750 miles. Named "Shuttle by United", this service achieves lower costs through special work rules and wage rates for pilots, high station and aircraft utilization and minimal service amenities. As of February 1995, Shuttle by United was operating daily 342 flights on 15 routes between 10 West Coast cities and, as of April 1995, expects to be operating 378 flights on 16 routes between 11 cities.

     United has a marketing program in North America with selected independent regional air carriers, known as the United Express program, which allows United to increase the number of destinations served by its hub-and-spoke network. Six regional carriers currently participate in the United Express marketing program providing connecting schedules to ten major cities also served by United.

     United also has marketing agreements that provide for sharing of the "UA" code on certain routes with three other independent domestic air carriers. Code-sharing allows an airline to expand the marketing of its service brand by using its two-letter designator code in computer reservations systems on a connecting flight operated by another airline on the itinerary. Also, North American traffic is served by code-sharing agreements United has with two independent Caribbean air carriers.

     Asian traffic is served from six U.S. cities via the Tokyo hub and with nonstop flights from San Francisco to Hong Kong, Osaka, Seoul and Taipei; from Honolulu to Osaka; and from Los Angeles to Hong Kong and Osaka. South Pacific traffic to Sydney is served from Los Angeles and San Francisco, while traffic to Auckland and Melbourne is served from Los Angeles. In December 1994, service began from Guam and Saipan to Osaka and from Guam to Saipan, further strengthening United's presence at Osaka's new Kansai International Airport which opened September 4, 1994. In addition, United plans to initiate service between the U.S. and Ho Chi Minh City via an intermediate point as soon as government approvals are received. United also has code-sharing agreements with two independent South Pacific air carriers. Based on reports filed with the Department of Transportation, United was the leading U.S. carrier in the Pacific in 1994 in terms of revenue passenger miles and available seat miles. During 1994, United's Pacific Division accounted for 22% of United's revenues.

     Service between the U.S. and Europe is provided by: flights from six U.S. cities (five after Seattle service is discontinued in April 1995) to London, with connecting service at
London to Amsterdam and Brussels; flights from four U.S. cities to Paris; nonstop service from Dulles to Amsterdam, Brussels, Frankfurt, Madrid, Milan/Rome and Zurich; and nonstop service from Chicago to Frankfurt. European traffic is also served by United's code-sharing agreements with three independent air carriers, including Germany's flag carrier, Lufthansa.

     United's comprehensive marketing agreement with Lufthansa began during 1994. This worldwide alliance involves, among other things, coordination of scheduling, ground handling, frequent flyer programs and other passenger services, and allows, among other things, code-sharing between the two airlines on Transatlantic route segments, and permits United to code-share on Lufthansa flights in certain markets beyond Lufthansa's European gateways. Similarly, the agreement permits Lufthansa to code-share on United flights to certain cities in the U.S. As of February 1995, the list of markets includes 43 city pairs in which United places its code on flight segments operated by Lufthansa and Lufthansa places its code on 30 flight segments operated by United. Code-share segments include North America, Europe, Africa and the Middle East.

     Service between the U.S. and Latin America is provided by flights to eleven Latin American cities in nine countries from a number of cities in the U.S. Eight Latin American cities are served nonstop from Miami, two nonstop from Los Angeles, and three from New York-Kennedy. In addition, United expects to commence daily nonstop service in the summer of 1995 to Belo Horizonte, Brazil from Miami. United has code-sharing agreements with two independent air carriers in this region.

     Operating revenues attributed to United's foreign operations were approximately $4.9 billion in 1994, $4.5 billion in 1993 and $3.9 billion in 1992.


     Selected Operating Statistics

      The following table sets forth certain selected operating
data for United:
                                Year Ended December 31
                            1994      1993      1992     1991     1990
Revenue Aircraft Miles
  (millions)(a)              776       756       695      635      597
Revenue Aircraft
  Departures             731,284   746,665   721,504  691,402  654,555
Available Seat Miles
  (millions)(b)          152,193   150,728   137,491  124,100  114,995
Revenue Passenger Miles
  (millions)(c)          108,299   101,258    92,690   82,290   76,137
Revenue Passengers
  (thousands)             74,241    69,814    66,692   62,003   57,598
Average Passenger Journey
  (miles)                  1,459     1,450     1,390    1,327    1,322
Average Flight Length
  (miles)                  1,062     1,013       964      918      912
Passenger Load Factor(d)    71.2%     67.2%     67.4%    66.3%    66.2%
Break-even Load Factor(e)   68.2%     65.5%     70.6%    69.7%    66.5%
Average Yield Per Revenue
  Passenger Mile
  (in cents)(f)             11.3      11.6      11.3     11.5     11.8
Cost Per Available Seat
  Mile (in cents)(g)         8.8       8.5       8.9      9.0      9.0
Average Fare Per Revenue
  Passenger              $165.61   $169.00   $157.17  $153.17  $156.12
Average Daily Utilization
  of each Aircraft
  (hours:minutes)(h)        8:28      8:30      8:19     8:13     8:14

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


     Industry Conditions

     Seasonal and Other Factors.   United's results of operations
for interim periods are not necessarily indicative of those for an entire year, since the air travel business is subject to seasonal fluctuations. United's first and fourth quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations, particularly at its O'Hare and Denver hubs, are often affected adversely by winter weather. In the past, these fluctuations have generally resulted in better operating results for United in the second and third quarters. See Item 8, "Financial Statements and Supplementary Data," for summarized unaudited financial data for the four quarters of 1994 and 1993.

     The results of operations in the air travel business have also fluctuated significantly in the past in response to general economic conditions. In addition, the airline business is characterized by a high degree of operating leverage. As a result, the economic environment and small fluctuations in United's yield per revenue passenger mile and cost per available seat mile can have a significant impact on operating results. The Company anticipates that seasonal factors and general economic conditions, in addition to industrywide fare levels, labor and fuel costs, the competition from other airlines, international government policies, and other factors, will continue to impact United's operations.

     Competition and Fares. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United faces competition from other carriers on virtually every route it serves. In United's domestic markets, these competitors include all of the other major U.S. airlines as well as smaller carriers.

     United's marketing strategy is driven by four principal competitive factors: schedule convenience, overall customer service, frequent flyer programs and price. United seeks to attract travelers through convenient scheduling, high quality service, frequent flyer programs designed to reward customer loyalty, and competitive pricing.


     During the past few years, certain domestic carriers reorganized their operating cost structures. These carriers, together with more recent entrants to the airline business, and a select number of established domestic carriers, have had cost structures which were significantly lower than United's, and therefore may have been able to operate profitably at lower fare levels. Furthermore, certain carriers in the short haul domestic markets have been able to compete against major air carriers, including United, by operating without as great a reliance upon a hub-and-spoke system. These airlines operate efficiently through strategies such as rapid turnaround of flights on a point-to-point basis. United's response to these competitive pressures has been the consummation of the employee investment transaction which allowed United to lower its labor costs and to introduce the Shuttle by United, a low cost point-to-point service operating in the West Coast.

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

     In its international markets, United competes with major U.S. carriers as well as investor-owned, government-subsidized and national flag carriers of foreign countries. Competition in certain international markets is subject to varying degrees of governmental regulation (see "Government Regulation"), and in certain instances United's foreign competitors enjoy subsidies and other forms of governmental support which are not available to U.S. carriers.

     United and other U.S. carriers have certain advantages over foreign air carriers in their ability to generate U.S.-origin-destination traffic from their integrated domestic route systems. In addition, foreign carriers are prohibited by law from carrying local passengers between two points in the United States.

     However, the U.S. carriers are in many cases constrained from carrying passengers to points beyond designated gateway cities in foreign countries due to limitations in the bilateral air service agreements with such countries or restrictions imposed unilaterally by the foreign governments. To the extent that foreign competitors can offer more connecting services to points beyond these gateway cities, they have an advantage in attracting traffic moving between these foreign points and in attracting traffic moving between such cities and points in the United States. Also, several foreign air carriers have sought and obtained access to the U.S. domestic market through substantial equity investments and code sharing arrangements with U.S. airlines. The comprehensive marketing agreement with Lufthansa has enhanced the Company's competitive position in international markets.

     To improve profitability, in late 1994 United announced discontinuation of all service to 15 destinations. This included three European, seven domestic and five Latin America destinations.

     No material part of the business of United and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the few largest customers of United would not have a material adverse effect on the Company.

     Airport Access. United's operations at its principal domestic hub, Chicago-O'Hare International Airport ("O'Hare"), as well as at three other airports, Kennedy, New York LaGuardia ("LaGuardia"), and Washington National ("National"), are limited by the "high density traffic airports rule" administered by the
Federal Aviation Administration ("FAA").   Under this rule, take-
off and landing rights ("slots") required for the conduct of domestic flight operations may be bought, sold or traded. As of December 31, 1994, United held 754 domestic air carrier slots at O'Hare, 34 at National, 62 at LaGuardia and 11 at Kennedy. In addition, Air Wisconsin, Inc., an indirect wholly-owned subsidiary of UAL, held or owned the beneficial interest in 38 air carrier slots and 118 commuter slots at O'Hare which are either operated by United or leased to United Express carriers serving O'Hare. Under the high density rule carriers are required to relinquish slots to the FAA for reallocation if they fail to meet certain minimum use standards.

     Slots for international services at O'Hare are allocated by the FAA seasonally to both U.S. and foreign carriers based upon the carriers' historic operations and requests for additional capacity. The FAA holds a certain number of slots in reserve for this purpose. Slots over that number are provided through the withdrawal of domestic slots from carriers at O'Hare and the reallocation of those slots for international operations of requesting carriers. The FAA prohibits domestic carriers with more than 100 slots from using another carrier's slots for its own international operations. United has lost as many as 33 daily slots - that is, slots that were being used by United three days or more per week - during a single operating season.

     Congress capped for fiscal year 1995 the number of slots that could be withdrawn from U.S. carriers for allocation to international operations. United currently has a sufficient number and distribution of slots it holds at airports subject to the high density rule to support its current operations. There can be no assurance, however, that additional slots sufficient to accommodate otherwise desirable service expansions will be available to United on satisfactory terms in the future. The FAA is preparing a comprehensive review of its slot rules, and rulemaking proceedings proposing changes to the rules are expected to follow. If an alternative to the current system were to be adopted, no assurance can be given that such alternative would preserve United's investment in slots already acquired or that slots adequate for future operations would be available.

     United currently has a sufficient number of leased gates and other airport facilities at the cities it serves to meet its current and near term needs. From time to time, expansion by United at certain airports may be constrained by insufficient availability of gates on attractive terms. United's ability to expand its international operations in Asia, the South Pacific, Europe and Latin America is subject to restrictions at many of the airports in these regions, including noise curfews, slot controls and absence of adequate airport facilities.

     Mileage Plus Program. United operates a frequent flyer marketing program known as "Mileage Plus" wherein credits are earned by flying on United or using the services of one of the other airlines, credit card companies, car rental agencies and hotels (the "Partners") participating in the Mileage Plus program. Mileage Plus, Inc., a wholly-owned subsidiary of UAL, administers frequent flyer bonus programs for United.
The program is designed to enable United to retain and increase the business of frequent travelers. Credits earned under the program may be exchanged at certain plateaus for free travel or service upgrades on United or for use with one or more of the Partners.

     In November 1994, United implemented a new marketing program, "Mileage Plus Reward Miles", that can be used by companies as incentives for their employees or customers. Reward Miles certificates can be purchased in three denominations: 60 certificates good for 500 miles each for $600; 30 certificates good for 1,000 miles each for $600; and 15 certificates good for 5,000 miles each for $1,500, subject to a minimum purchase requirement and processing fee. Recipients of Reward Miles can generally have the certificates credited to their Mileage Plus personal accounts.

     When an award level is attained, a liability is recorded for the incremental costs of accrued credits under the Mileage Plus program based on the expected redemptions. United's incremental costs include the costs of providing service for an otherwise vacant seat including fuel, meals, certain incremental personnel and ticketing costs. The incremental costs do not include any contribution to overhead or profit. Awards earned after July 1989 have an expiration date three years from date earned. The program also contains certain restrictive provisions, including blackout dates and capacity controlled bookings, which substantially limit the use of the awards on certain flights.

     Effective February 10, 1995, United increased the mileage levels for Mileage Plus domestic award travel on a prospective basis requiring 25,000 miles, instead of the previous level, 20,000 miles, for award tickets issued for economy class travel within the continental United States. In addition, United made certain other mileage award level changes as well as a change to a bank-account type of system to track mileage.

     Lawsuits challenging these changes are pending in Illinois. United believes that it has the right to make the aforementioned changes to its program and is defending itself vigorously in the pending litigation. However, an adverse court decision could restrict United's ability to alter award levels now or in the future.

     At December 31, 1994 and 1993, it was estimated that the total number of outstanding awards was approximately 7.8 million and 7.7 million, respectively. United estimated that 5.8 million and 5.8 million, respectively, of such awards could be expected to be redeemed and, accordingly, had recorded a liability amounting to $195 million and $205 million, respectively, at December 31, 1994 and 1993. The difference between the awards expected to be redeemed and the total awards outstanding is the estimate, based on historical data, of awards (1) which will never be redeemed, (2) which will be redeemed for other than free trips, or (3) which will be redeemed on Partner carriers.

     The number of awards used on United were 1.9 million, 1.6 million and 1.4 million for the years 1994, 1993 and 1992, respectively. Such awards represented 9.1%, 7.5% and 6.7% of United's total revenue passenger miles for each period, res pectively. With these percentages, seat availability and restrictions on the use of free travel awards, the displacement, if any, of revenue passengers by users of Mileage Plus awards is minimal.

     United has agreements with certain air carriers and other parties to utilize the Mileage Plus program and receives and makes payments based on the earning and redemption of awards by Mileage Plus participants with such parties.

     Computer Reservations Systems. Travel agents account for a substantial percentage of United's sales. The complexity of the various schedules and fares offered by air carriers has fostered the development of electronic distribution systems that display information relating the fares and schedules of United and other airlines to travel agents and others. The use of such systems has been a key factor in the marketing and distribution of airlines' products and has been subject to regulation by the Department of Justice. See "Government Regulation - General".

     Before September 1993, United had an ownership interest in two entities which owned and marketed computer reservation system ("CRS") products and services. In September 1993, The Covia Partnership ("Covia"), a 50%-owned affiliate of United, and The Galileo Company Limited, a 25.6%-owned affiliate of United, combined. In the combination Covia was renamed as Galileo International Partnership ("Galileo"), and a second entity, the Apollo Travel Services Partnership ("ATS"), was formed. These two general partnerships are owned 38% and 77%, respectively, by United through a wholly-owned subsidiary.

     Galileo owns the Apollo and Galileo CRSs and markets CRS services worldwide through a system of national distribution companies. ATS, directly or through its wholly-owned subsidiaries, is responsible for marketing, sales and support of Apollo CRS products and services in the United States, Mexico and the Caribbean.

     Competition among CRS vendors is intense, and services similar to those offered by ATS and Galileo are marketed by several air carriers and other concerns, both in the United States and worldwide. In the European and Pacific CRS market, various consortia of foreign carriers have formed CRSs to be marketed in countries in which the owning carriers have a substantial presence.

     In February 1995, United announced that it is introducing a new travel agency commission payment plan that offers a maximum of $50 for round-trip or multiple stopover domestic tickets and a maximum of $25 for one-way domestic tickets.

     Lawsuits have been filed challenging the reductions by United and other carriers in the commissions paid to travel agencies for ticketing of air transportation alleging, among other things, a conspiracy to restrain trade among the carriers in violation of antitrust laws. United believes it has the right to make the aforementioned changes to such commissions, and will defend itself vigorously in the pending litigation.

     Government Regulation

     General. All carriers engaged in air transportation in the United States, including United, are subject to regulation by the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") under federal aviation laws. The DOT has authority to regulate certain economic and consumer protection aspects of air transportation. It is empowered to issue certificates of public convenience and necessity for domestic air transportation upon a carrier's showing of fitness; to authorize the provision of foreign air transportation by U.S. carriers; to prohibit unjust discrimination; to prescribe forms of accounts and require reports from air carriers; to regulate methods of competition, including the provision and use of computerized reservation systems; and to administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals. United's operations require certificates of public convenience and necessity issued by the DOT (or specific exemptions therefrom), and an air carrier operating certificate and related operations specifications issued by the FAA.

     United's operations also require licenses issued by the aviation authorities of the foreign countries United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United domestic operations.

     In international markets, United competes against foreign and U.S. carriers that have been granted authority to provide scheduled passenger and freight service between points in the United States and various overseas destinations. In connection with its international services, United is required to file with the DOT and observe tariffs establishing the fares and rates charged and the rules governing the transportation provided. In certain cases, fares, rates and schedules require the approval of the DOT and the relevant foreign governments.

     In addition, United's operating authorities in international markets are governed by the aviation agreements between the United States and foreign countries. United's expansion into many foreign markets is presently precluded by lack of an aviation agreement allowing such service. United continually urges the U.S. Government to negotiate increased access to such restricted markets.

     Shifts in United States or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that the U.S. has with other governments, which could diminish the value of United's international route authority. While such events are generally the subject of inter-governmental negotiations, there are no assurances that United's operating rights under the bilateral aviation agreements and DOT-issued certificates of public convenience and necessity can be preserved in such cases.

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

     Both the DOT and the FAA have authority to institute administrative and judicial proceedings to enforce federal aviation laws and their own regulations, rules and orders. Both civil and criminal sanctions may be assessed for violations.

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The FAA has issued final regulations which would require carriers to modify or reduce the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. Alternatively, a carrier could satisfy compliance requirements by operating a fleet that is at least 55% Stage 3 by December 31, 1994, 65% Stage 3 by December 31, 1996, 75% Stage 3 by December 31, 1998 and 100% Stage 3 by December 31, 1999. At December 31, 1994, United operated 374 Stage 3 aircraft representing 69% of United's total operating fleet, and thus is in compliance with these regulations.

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

     United is aware of soil and groundwater contamination present on its leaseholds at several U.S. airports, with the most significant locations being San Francisco International Airport, John F. Kennedy International Airport in New York, Seattle Tacoma International Airport and Stapleton International Airport in Denver (which closed on February 28, 1995). United is investigating these sites, assessing its obligations under applicable environmental regulations and lease agreements and, where appropriate, remediating these sites. Remediation of these sites, for which United may be responsible, is not expected to have a material adverse effect on United's financial condition.

     Other Government Matters. Besides the DOT and the FAA, other federal agencies with jurisdiction over certain aspects of United's operations are the Department of Justice (Antitrust Division and Immigration and Naturalization Service), the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor (the Office of Federal Contract Compliance Programs of the Employment Standards Administration), the National Labor Relations Board, the National Mediation Board, the National Transportation Safety Board, the Treasury Department (U.S. Customs Service), the Federal Communications Commission (due to use of radio facilities by aircraft), and the United States Postal Service (carriage of domestic and international mail). In connection with its service to cities in other countries, United is subject to varying degrees of regulation by foreign governments.

     In time of war or during an unlimited national emergency or civil defense emergency declared by the President or the Congress of the United States, or in a situation short of this if approved by the Director of the Office of Emergency Preparedness, the Commander in Chief, Military Airlift Command, or any official designated by the President to coordinate all civil and defense mobilization activities, United may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet Program. As of February 1, 1995, up to 34 B747 and 12 DC-10 aircraft operated, or to be operated by United could be subject to such requirements.

     Fuel

     United's results of operations are significantly affected by the price and availability of jet fuel. Based on 1994 fuel consumption, every $.01 change in the average annual price-per-gallon of jet fuel caused a change of approximately $27 million in United's annual fuel costs. The table below shows United's fuel expenses, fuel consumption, average price per gallon and fuel as a percent of total operating expenses for annual periods from 1990 through 1994:

                      1994     1993     1992     1991      1990
Fuel expense,
  including tax
  (in millions)       $1,585   $1,718   $1,679   $1,674    $1,811
Gallons consumed
  (in millions)        2,697    2,699    2,529    2,338     2,253
Average cost per
  gallon (in cents)     58.8     63.6     66.4     71.6      80.4
% of total
  operating              12%      13%      14%      15%       18%
  expenses

     United's average fuel cost per gallon in 1994 was 7.5% lower than in 1993. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United. Accordingly, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers, including United. There can be no assurance that United will be able to increase its fares in response to any increases in fuel prices in the future.

     In order to assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines, maintains fuel storage facilities, and trades fuel to locations where it is needed. In 1994, almost all of United's fuel was purchased under contracts with major U.S. and international oil companies. Most of these contracts are terminable by United on short notice. United also purchases minor volumes of fuel on the spot market at some domestic locations. In addition, United purchases foreign fuel on a spot basis from the Middle East, Caribbean and Far East and delivers this to the West Coast. Although United has not experienced any problem with fuel availability in the past few years and does not anticipate any in the near future, it is impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, United's business would be adversely affected.

     The Omnibus Budget Reconciliation Act of 1993 imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax is scheduled to become effective October 1, 1995 and continue until October 1, 1998. United, through the Air Transportation Association, is actively lobbying for repeal of this tax.

     Insurance

     United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and property damage liability. Insurance is subject to price fluctuations from time to time. The amount recoverable by United under aircraft hull insurance covering all damage to its aircraft is not subject to any deductible amount in the event of a total loss. In the event of a partial loss, however, such recovery is subject to a per-occurrence deductible of $1,000,000 for B747s, B757s, B767s and DC10s, $750,000 for B737-300s, B737-500s, and
A320s, and $500,000 for all other aircraft.

     Employees - Labor Matters

     On December 31, 1994, United had 76,068 employees
(approximately ten percent of whom are part-time employees).
Approximately 62% of United's employees were represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1994 are as follows:

                         Number of                Contract Open
  Employee Group         Employees      Union     For Amendment

  Mechanics, ramp
  servicemen & other
  ground employees         22,464        IAM      July 12, 2000

  Flight
  attendants               16,906        AFA      April 1, 1996


  Pilots                    7,708       ALPA      April 12, 2000 *
  ___________________________
  * However, certain provisions regarding Shuttle by United become amendable at a later date.


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



ITEM 2.      PROPERTIES.

     Flight Equipment

     As of December 31, 1994, United's operating aircraft fleet totaled 543 jet aircraft, of which 228 were owned and 315 were leased. These aircraft are listed below:

                                                              Average
                        Average                                 Age
  Aircraft Type      No. of Seats    Owned    Leased*   Total (Years)

  A320-200               144          --        21        21     1
  B727-222A              147          50        25        75    16
  B737-200               109          45        --        45    26
  B737-200A              109          --        24        24    15
  B737-300               126          10        91       101     6
  B737-500               108          27        30        57     3
  B747-100               393          18        --        18    23
  B747-200               352           2         7         9    16
  B747-400               400           3        21        24     3
  B757-200               188          33        55        88     3
  B767-200               168          19        --        19    12
  B767-300ER             211           3        20        23     2
  DC10-10                287          18        13        31    19
  DC10-30                298          --         8         8    15
  TOTAL OPERATING
  FLEET                              228       315       543    10
                                     ===       ===       ===    ==
  ________________
    * United' s aircraft leases have initial terms of 4 to 26 years, and expiration dates range from 1996 through 2018. Under the terms of leases for 306 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.


     As of December 31, 1994, 73 of the 228 aircraft owned by United were encumbered under transaction agreements.

     In 1994 United took delivery of 18 new aircraft. United acquired two B747-400s and sixteen A320-200s.

     In addition, United retired nineteen widebody aircraft in 1994, ten DC10-10s and nine B747-SPs.

     As of December 31, 1994, United had taken delivery of all aircraft on order, with the exception of 34 B777-200 aircraft, which are scheduled to be delivered between 1995 and 1999, and United has arrangements with Airbus and A320 engine manufacturer International Aero Engines to lease an additional 29 A320-200 aircraft, which are scheduled for delivery through 1998. The following table sets forth United's firm aircraft orders, options and expected delivery schedules as of December 31, 1994:

  Order Status  Aircraft Type   Number    To Be Delivered  Delivery Rate

  Firm Orders   B777-200          34         1995-1999     0-3 per month

                Total-Firms       34*

  Options**     A320-200          50         1996-2001     0-3 per month
                B737***          162         1997-2002     0-5 per month
                B747-400          49         1997-2003     0-2 per year
                B757-200          39         1997-1999     0-2 per month
                B767-300ER         8         1997-1999     0-1 per month
                B777-200          34         1998-2000     0-1 per month

                Total-Options    342
  ________________
    *  In addition, United has agreed to lease an additional 29
       A320-200 aircraft. Deliveries of these aircraft are expected to occur between 1995 and 1998.

   ** Rate of deliveries with respect to option aircraft assumes that all options are exercised and that all orders subject to reconfirmation are confirmed by United.

   *** Models 300, 400 and 500, at United's discretion.


     Ground Facilities

     In the vicinity of O'Hare, United owns a 106 acre complex consisting of over one million square feet of office space for its world headquarters, a computer facility and a training center. United operates reservation centers in or near eight U.S. cities - Chicago, Denver, Detroit, Honolulu, Los Angeles, San Francisco, Seattle and Washington, D.C. United also operates 140 city ticket offices in the U.S., plus offices in the Pacific and European countries served by United.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 144 acres of land, three million square feet of floor space and 12 aircraft hangar docks, under leases expiring in 2013. Most major aircraft and component maintenance for United's fleet occurs at the MOC, including aircraft acceptance and flight testing, and the installation, testing and repairing of engines, electronics, and interior fittings. United also has a major facility at the Oakland, California airport which is dedicated to airframe maintenance and which includes a hangar with sufficient space to accommodate maintenance work on four wide-bodied aircraft simultaneously. As of December 31, 1994, United employed more than 11,000 mechanics, inspectors, engineers, and maintenance support personnel at the MOC and over 1,600 at the Oakland facility. United also has line aircraft maintenance employees and facilities at 62 domestic and international locations.

      In March 1994, United opened a new major aircraft maintenance and overhaul facility in Indianapolis, operating under a lease with the Indianapolis Airport Authority which expires November 30, 2031. Initially, the Indianapolis Maintenance Center ("IMC") is being used for maintenance of Boeing 737 aircraft. In December 1994, United announced that it will significantly expand its operations at IMC by maintaining its fleets of Boeing 757 and 767 aircraft at the facility in the future. Construction of certain Boeing 737 airframe facilities is still in process and construction of facilities for the other fleet types will begin in 1995. In connection with incentives received, United has agreed to reach an $800 million capital spending target and employ at least 7,500 individuals.

     On February 28, 1995, United relocated its Denver hub operations to the new Denver International Airport. Under a new 30-year lease and use agreement, expiring in 2023, United eventually will occupy 44 gates and over one million square feet of exclusive terminal building space. The new airport is located northeast of Stapleton International Airport and approximately 25 miles from downtown Denver. Upon the opening of the new airport, Stapleton will be closed to all aircraft operations. United's flight training center will continue to be located near Stapleton and is under lease, including options to extend, until 2018.
This flight training center consists of four buildings with a total of 300,000 square feet located on 22 acres of land adjoining Stapleton. The flight training center accommodates 26 flight simulators and over 90 computer-based training stations, as well as cockpit procedures trainers, autoflight system trainers and emergency evacuation trainers.

     United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at O'Hare in 2018, San Francisco in 2011 and Washington Dulles in 2015. In many cases United has constructed, at its expense, the buildings it occupies on its leased properties. In general, buildings and fixtures constructed by United on leased land are the property of the lessor upon the expiration of such leases. United also has leased and improved ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. United believes its facilities are suitable and adequate for its current requirements. United will continue to acquire equipment and facilities as necessary to support its airline operations.

     Transfers of Assets

     In October 1994, UAL announced an agreement to sell for $119 million ten Dash 8 aircraft and spare parts owned by Air Wisconsin, Inc. to Mesa Airlines, and United agreed to a ten year extension of its United Express marketing agreement with Mesa Airlines. Two of the sales were completed in January 1995, four more of the sales were completed in February 1995, and the rest should take place by the end of the first quarter of 1995.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is involved from time to time in legal proceedings incidental to the ordinary course of its business. Such proceedings include claims brought by and against the Company or its subsidiaries including claims seeking substantial compensatory and punitive damages. Such claims arise from routine commercial disputes as well as incidents resulting in bodily injury and damage to property. The Company believes that the potential liabilities in all of the bodily injury and property damage actions are adequately insured and none of the other actions are expected to have any material adverse effect on the Company or its subsidiaries.

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

     The ultimate disposition of the matters discussed in Item 3 hereof, and other claims affecting the Company, are not expected to have a material adverse effect on the Company's financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Omitted pursuant to General Instruction J(2)(c) of Form 10-K.



                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     United is a wholly-owned subsidiary of UAL.


ITEM 6.   SELECTED FINANCIAL DATA

                                           Year Ended December 31
                                 1994      1993      1992     1991     1990
                                                (In Millions)

Operating revenues              $13,887   $13,168   $11,688  $10,703  $10,282
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes                 66       (17)     (386)   (335)       96
Extraordinary loss on early
  extinguishment of debt,
  net of tax                         -        (19)       -       -         -
Cumulative effect of
  accounting changes                (26)       -       (547)     -         -
Net earnings (loss)                  40       (36)     (933)   (335)       96
Total assets at year end         11,952    12,153    12,067   9,907     8,001
Long-term debt and capital
  lease obligations, including
  current portion at year end     4,015     3,614     3,628   2,531     1,326


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EMPLOYEE INVESTMENT TRANSACTION AND RECAPITALIZATION

      On July 12, 1994, the shareholders of UAL Corporation ("UAL") approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United Air Lines, Inc. ("United") in exchange for wage concessions and work-rule changes. The employees' equity interest will be allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization. The employee interest may increase to up to 63%, depending on the average market value of UAL common stock in the year after the transaction closed. Based on the average market value of UAL common stock through February 23, 1995, the market value of UAL common stock for the remainder of the measuring period would have to average at least $204 for any adjustment to be made in the ESOP percentage interest. Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock received approximately $2.1 billion in cash and the remaining 45% (subject to reduction to not less than 37%) of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014 and paid a dividend of $1.041 billion to UAL. Approximately $169 million of pretax costs were incurred in connection with the recapitalization, including transaction costs and severance payments to certain former United employees.

      The employee investment transaction has put in place a lower cost structure designed to allow United to compete more effectively against low-cost carriers and improve its long-term financial viability. The transaction also facilitated the creation of a low-cost short-haul operation, Shuttle by United ("Shuttle"), which began operating on October 1, 1994.
This service achieves lower costs through special work rules and wage rates for pilots, high station and aircraft utilization and minimal service amenities. Based on its initial operations, the Shuttle has been well accepted by the marketplace and its costs are within expectations. As a result, United expects the Shuttle will be able to sustain a competitive presence in the short-haul markets against low cost competitors.

      As a result of the recapitalization, United's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, United's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure for UAL, which was designed to achieve balance between the various employee-owner groups and public shareholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to furlough employees. United's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements. The success of the recapitalization is dependent upon a number of factors, including the state of the competitive environment in the airline industry, competitive responses to United's efforts, United's ability to achieve enduring cost savings through productivity improvements and the renegotiation of labor agreements at the end of the investment period.

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

      The employee investment transaction will reduce United's cash operating expenses due to wage and benefit reductions and work-rule changes. These cash expense reductions will be offset by non-cash compensation charges for stock periodically committed to be released to employees under the ESOPs, additional interest expense on the debentures and foregone interest on the cash paid to UAL. The amount of the non-cash compensation expense cannot be predicted, because it is based on the future fair value of UAL's stock.

      The ESOPs consist of two tax-qualified plans, as defined under the Internal Revenue Code, and one plan that is not tax qualified. Tax deductions related to the ESOPs are partially based on factors unrelated to the future fair value of UAL's stock. Accordingly, it is anticipated that tax provisions (credits) in future periods could be impacted by permanent differences between tax deductions and book expenses related to the ESOPs. Additionally, timing differences between tax deductions and book expenses related to the ESOPs could impact the balance of the net deferred tax asset in the future.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity -

      United's total of cash and cash equivalents and short-term investments was $1.301 billion at December 31, 1994, compared to $966 million at December 31, 1993. Cash flows during the year were considerable. The most significant was the dividend of $1.041 billion paid to UAL in connection with the recapitalization, which was partially funded by net proceeds of $735 million on the issuance of debentures. Other financing activities included principal payments under debt and capital lease obligations of $255 million and $87 million, respectively, and a $46 million reduction of short-term borrowings. Cash flows from operating activities amounted to $1.193 billion.
 Investing activities resulted in a net cash reduction of $180 million, excluding an increase in short-term investments.

      In 1994, United took delivery of 16 A320 aircraft and two B747 aircraft. With the exception of one B747, these aircraft were acquired under operating leases. Property additions, including the B747 and spare parts, amounted to $627 million. Property dispositions, including the sale and leaseback of the B747 aircraft purchased in 1994, five B737 aircraft and one B757 aircraft, resulted in proceeds of $425 million.

      As of December 31, 1994, United had a working capital deficit of $1.853 billion, as compared to $1.608 billion at December 31, 1993. Historically, United has operated with a working capital deficit and, as in the past, expects to meet all of its obligations as they become due.

      During 1993, United's balance of cash and cash equivalents decreased $169 million and short-term investments decreased $97 million. Operating activities resulted in cash flows of $818 million; however this was offset by cash used for net property additions and financing activities. Investing activities, including the short-term investment decrease and net property additions, used $232 million. Property additions amounted to $1.484 billion, including the purchase of 34 aircraft, and property dispositions resulted in proceeds of $1.156 billion, including the sale and leaseback of 18 aircraft. In all, 10 B737 aircraft, 16 B757 aircraft, four B747 aircraft, eight B767 aircraft and five A320 aircraft were acquired, including purchases and leases. Financing activities used $755 million. Reductions in short-term borrowings, capital lease obligations and long-term debt, including the early extinguishment of $500 million of senior subordinated notes, more than offset cash proceeds from the issuance of long-term debt.

      Operating and financing activities in 1992 generated cash flows of $287 million and $127 million, respectively, which more than offset cash used for net additions to property, resulting in a $96 million increase in cash, cash equivalents and short-term investments. During 1992, $2.458 billion was spent on property additions, principally aircraft. United acquired 25 B737 aircraft, 25 B757 aircraft, 10 B767 aircraft and six B747 aircraft in 1992. Of these, 18 aircraft were purchased, 38 were purchased and then sold and leased back and 10 were acquired in capital lease transactions. Property dispositions provided cash proceeds of $2.363 billion. In 1992, United also acquired certain Latin American route authorities and other related assets from Pan American World Airways, Inc.

Capital Commitments -

      At December 31, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $1.2 billion will be spent in 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of thirty-four B777 aircraft which are expected to be delivered between 1995 and 1999.

      In addition to the B777 order, United has arrangements with Airbus Industrie and International Aero Engines to lease 29 A320 aircraft, which are scheduled for delivery through 1998. At December 31, 1994, United also had options for an additional 162 B737 aircraft, 39 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft. Under the terms of certain of these options which are exercisable during the period 1995 through 1997, United would forfeit significant deposits on such options it does not exercise. United continually reviews its fleet to determine whether aircraft acquisitions will be used to expand the fleet or to replace older aircraft, depending on market and regulatory conditions at the time of delivery.

Capital Resources -

      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      At December 31, 1994, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.035 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. United's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

      United's senior unsecured debt is rated BB by Standard and Poor's and Baa3 by Moody's Investors Service Inc.

RESULTS OF OPERATIONS

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

Summary of Results and Impact of Recapitalization -

      United's results of operations improved in 1994 as compared to 1993. In 1994, United recorded net earnings of $40 million, compared to a 1993 net loss of $36 million. Included in 1994 were $169 million of pretax expenses incurred in connection with the recapitalization, of which $48 million were recorded in operating expenses. The 1994 results also include an after tax charge of $26 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994. The 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt.

Comparability -

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Operating revenue and expense amounts and related operating statistics for 1993 and prior periods have been adjusted to conform with the current presentation.

      Prior to the September 1993 merger of the Covia Partnership ("Covia") and Galileo Ltd., United's investments in these companies were carried on the equity basis. United now owns 77% of Apollo Travel Services Partnership ("ATS"), one of the companies formed in the merger, and its accounts are consolidated with those of United. As a result, United's consolidated operating revenues and expenses have increased. In addition, the sales of flight kitchen assets in late 1993 and early 1994 had the effect of reducing United's salaries and related costs and increasing, to a lesser degree, food and beverage expense. These changes have affected the 1994 comparisons to 1993 as indicated in the discussion which follows.

1994 Compared with 1993 -

      Operating Revenues.   Operating revenues increased $719 million (5%).
Revenue per available seat mile increased 4% to 9.12 cents. Passenger revenues increased $496 million (4%) due primarily to a 7% increase in revenue passenger miles, partially offset by a 3% decrease in yield to 11.31 cents. Domestic revenue passenger miles increased by 4.1 billion (7%) while international increased by 2.9 billion (8%). Available seat miles increased 1% systemwide, as increases of 6% in the Pacific and 2% in the Atlantic were partially offset by decreases of 1% on domestic routes and 3% in Latin America. As a result, system passenger load factor increased 4.0 points to 71.2%.

      Cargo revenues increased $28 million (4%), due to increased freight revenues partially offset by decreased mail revenues. Freight and mail revenue ton miles increased 3%; however, freight yield increased 5% while mail yield decreased 8%. Other operating revenues increased $195 million (27%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating Expenses.   Operating expenses increased $501 million (4%).
United's cost per available seat mile also increased 3% from 8.54 cents to
8.79 cents, which includes certain one-time costs relating to the recapitalization and ESOP compensation expense. Without these costs, United's cost per available seat mile would have been 8.64 cents. Food and beverage costs increased $162 million (51%) due to the new catering arrangements resulting from the flight kitchen sales as discussed above. Commissions increased $112 million (9%) due principally to increased commissionable revenues. An increase of $98 million (7%) in rentals and landing fees reflects rent associated with a higher number of aircraft on operating leases, including new aircraft acquired in the past year. Aircraft maintenance increased $44 million (12%) as a result of increased vendor-provided maintenance due to the timing of maintenance cycles. Other operating expenses increased $85 million (10%) due to the consolidation of ATS and higher fuel sales.

      Aircraft fuel expense decreased $133 million (8%), due to an 8% decrease in United's average price per gallon of fuel to 58.8 cents and a slight decrease in fuel consumption. Purchased services decreased $27 million (3%), as certain services, principally computer reservations and communications, have been provided by ATS since the time of the merger. Salaries and related costs decreased $15 million primarily due to lower wage rates for employees participating in the ESOPs and a lower number of employees as a result of the flight kitchen sales, partially offset by higher average wage rates for other employee groups, higher costs associated with medical benefits and $48 million of one-time costs related to the recapitalization.

      Other Income and Expense.   Other expense amounted to $360 million in
1994 compared to $321 million in 1993. Interest expense increased $15 million (4%) due to higher average interest rates resulting from the debentures issued in July 1994, partially offset by the benefit of the extinguishment of $500 million of subordinated debt in 1993. Interest capitalized decreased $10 million (20%) as a result of lower advance payments on new aircraft. Interest income decreased $7 million (9%) due primarily to interest received in 1993 in connection with the final settlement of certain pension benefits. United's equity in results of affiliates changed from a loss of $30 million in 1993 to earnings of $20 million in 1994 due primarily to a charge recorded by Galileo International in 1993 for the cost of eliminating duplicate facilities and operations after the merger of Covia and Galileo Ltd. Included in "Miscellaneous, net" in 1994 were charges of $121 million for fees and costs incurred in connection with the employee investment transaction and recapitalization, a $22 million charge for minority interests in ATS and foreign exchange gains of $15 million.
Included in 1993 was a $59 million charge to reduce the net book value of 15 DC-10 aircraft to estimated realizable value, a $17 million gain resulting from the final settlement of certain pension benefits and foreign exchange losses of $20 million.

      Income Tax Provision.   The income tax provision for 1994 was
significantly impacted by the nondeductibility of certain recapitalization costs and the statutory change in the deductibility of other expenses.

1993 Compared with 1992 -

      Operating Revenues   Operating revenues increased $1.480 billion (13%).
 Passenger revenues increased $1.316 billion (13%) due to a 9% increase in revenue passenger miles and a 3% increase in yield to 11.61 cents. Domestic revenue passenger miles increased 6% on an increase of 8% in domestic available seat miles, resulting in a decrease of 1.0 point in domestic passenger load factor to 65.2%. International revenue passenger miles increased 14%. Passenger traffic increased in substantially all international markets, especially in Latin America, where United began service in the first quarter of 1992. Passenger load factors increased in Latin America, the Atlantic and the Pacific. On a system basis, available seat miles increased 10% and passenger load factor decreased 0.2 points to 67.2%.

      Cargo revenues increased $55 million (9%), due to increases in both freight and mail revenues. The freight revenue increase reflects volume increases largely attributable to increased international operations. Contract services and other revenues increased $109 million (18%) primarily as a result of revenues generated by ATS in the 1993 period subsequent to the merger.

      Operating Expenses   Operating expenses increased $689 million (6%).
United's cost per available seat mile decreased 4% to 8.54 cents. The decrease in unit cost was largely due to the implementation of a cost reduction program in early 1993. Salaries and related costs increased $208 million (5%) primarily due to higher average wage rates and higher costs associated with pensions and health insurance. Rentals and landing fees increased $169 million (13%) primarily reflecting rent associated with a larger number of aircraft on operating leases. Commissions increased $139 million (12%) due to increased revenues and slightly higher cargo commission rates. Aircraft maintenance increased $60 million (20%) due principally to higher outside maintenance costs. Purchased services increased $48 million (5%) due principally to higher computer reservations fees and higher costs associated with international operations, such as communications, navigation charges and security. Depreciation and amortization increased $27 million (4%) due principally to newly acquired aircraft. Aircraft fuel expense increased $39 million, as a 7% increase in fuel consumption was partially offset by a 4% decrease in the average price per gallon of fuel to 63.6 cents. Other operating expenses increased $80 million (10%) due principally to the consolidation of ATS after the merger. Advertising and promotion decreased $51 million (24%) and food and beverages decreased $24 million (7%) due to cost reduction efforts.

      Other Income and Expense   Other expense amounted to $321 million in
1993 compared to $106 million in 1992. Interest expense increased $31 million due primarily to increased debt and capital lease obligations incurred in connection with aircraft financings. Interest capitalized decreased $41 million (45%) due to lower advance payments on new aircraft. United's equity in the results of affiliates shifted from income of $42 million in 1992, representing United's share of Covia earnings, to losses of $30 million in 1993, primarily due to a charge recorded by Galileo International for the cost of eliminating duplicate facilities and operations after the merger of Covia and Galileo Ltd. Included in "Miscellaneous, net" were foreign exchange losses of $20 million in 1993 compared to gains of $2 million in 1992. Also included in 1993 was a charge of $59 million to reduce the net book value of 15 DC-10 aircraft to estimated net realizable value and a $17 million gain resulting from the final settlement for overpayment of annuities purchased in 1985 to cover certain vested pension benefits. Interest income increased $11 million due principally to interest received in connection with the same settlement. In 1992, "Miscellaneous, net" also included gains on disposition of property of $32 million, a charge of $13 million to record the cash settlement of class action claims resulting from litigation relating to the use of airline fare data.

OTHER INFORMATION

Deferred Tax Asset -

      United's consolidated balance sheet at December 31, 1994 includes a net cumulative deferred tax asset of $634 million, compared to $697 at December 31, 1993. The net deferred tax asset is composed of approximately $1.9 billion of deferred tax assets and approximately $1.3 billion of deferred tax liabilities. The deferred tax assets include, among other things, $536 million related to obligations for postretirement and other employee benefits, $472 million related to gains on sales and leasebacks, $260 million related to alternative minimum tax ("AMT") credit carryforwards and $40 million of state net operating loss ("NOL") carryforwards. The AMT credit carryforwards do not expire; the state NOL carryforwards begin to expire in 1997 if not utilized prior to that time.

      The majority of the deferred tax assets will be realized through reversals of existing deferred tax liabilities with similar reversal patterns. To realize the benefits of the remaining deferred tax assets relating to temporary differences, United needs to generate approximately $1.2 billion in future taxable income.

      Although United experienced book and tax losses in both 1993 and 1992, 1994 resulted in book and taxable income.

Following is a summary of United's pretax book income and taxable income, and the significant differences between them, for the last three years (in millions):

                                      1994        1993        1992

Pretax book income (loss)            $ 153       $ (26)      $(602)
  Gains on sale and leasebacks          79          15         304
  Depreciation, capitalized interest
    and transfers of tax benefits     (265)       (313)       (278)
  Rent expense                         122         142         127
  Nondeductible employee meals          57          22          22
  Pension expense                      (46)       (156)        (95)
  Other employee benefits               91          37          36
  Gains on asset dispositions           (4)        (34)         (3)
  ESOP transaction costs                55          -           -
  Other, net                           (12)         63         (13)
Taxable income (loss)                $ 230       $(250)      $(502)


     While the losses in 1992 and 1993 were largely attributable to events beyond management's control, including the unanticipated duration of the recession in both the U. S. and other areas of the world and the proliferation of numerous low-cost air carriers, United has taken several steps to reduce costs and improve profitability. Most notably, the employee investment transaction and recapitalization was partially responsible for United's improved operating results in 1994 versus 1993, and is expected to continue to improve the financial stability and profitability of the company. The recapitalization put in place a lower cost structure which is designed to allow United to compete effectively against low-cost carriers. The transaction also facilitated the creation of a low-cost short-haul operation, Shuttle by United, the benefits of which are expected to increase as it expands into additional markets. Other actions taken by United to improve profitability include the discontinuance of service at 15 unprofitable domestic and international stations and the planned reduction of capacity in 1995 on certain unprofitable routes such as those to Hawaii. Resources are expected to be re-allocated to areas that currently benefit the company the most - the Shuttle and the expanding Denver hub.

     Severe competition in the airline industry, particularly by new entry and low-fare carriers, and the general economic outlook could continue to negatively affect United's operating results. However, the benefits expected to be derived from the recapitalization and the new era of employee ownership should further improve United's financial results.

     United's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, oil prices, the state of the industry and other factors beyond management's control. There can be no assurances that United will meet its expectation of future taxable income. However, based on the above factors, including the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the cumulative deferred tax assets at December 31, 1994.

Contingencies -

     United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. At sites where the EPA has commenced remedial litigation, potential liability is joint and several. United's alleged proportionate contributions at the sites are minimal. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Such accruals have not been material. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.

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

Energy Tax -

     The Omnibus Budget Reconciliation Act of 1993 signed into law on August 10, 1993, imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax is scheduled to become effective October 1, 1995, and continue until October 1, 1998. Based on United's 1994 domestic fuel consumption of 1.7 billion gallons, the new fuel tax, when effective, is expected to increase United's operating expenses by approximately $75 million annually. United, through the Air Transportation Association, is actively lobbying for repeal of this tax.

Foreign Currency Transactions -

     United generates revenues and incurs expenses in numerous foreign currencies; however, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars. In addition, United has exposure to transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency-denominated assets and liabilities, primarily Japanese yen-denominated balances. To the extent such balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes on certain liabilities. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Foreign currency gains and losses on the swap contract are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations being hedged.

Changes Expected to Impact 1995 -

     In October 1994, United announced that it will discontinue service to 15 unprofitable destinations by early 1995 and will reallocate resources elsewhere, including the Shuttle. United will incur certain route restructuring costs, which are expected to be immaterial. However, this restructuring is expected to result in improvements to operating earnings of approximately $25 million annually. In addition, increased rent associated with new airport facilities in Denver and Osaka is expected to increase 1995 operating expenses by approximately $140 million.

     In February 1995, United announced that it would put in place a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan will be implemented in the first quarter of 1995, and will apply to all tickets issued by U. S. travel agents for travel within and between the continental United States, Alaska, Hawaii, Puerto Rico and the U. S. Virgin Islands. Litigation has been initiated challenging this payment plan.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors,
      United Air Lines, Inc.:

      We have audited the accompanying statement of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1994 and 1993, and the related statements of consolidated operations, consolidated cash flows and consolidated shareholder's equity for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in notes 6 and 13 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referenced in
Item 14(a)(2) herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ ARTHUR ANDERSEN LLP

                                             ARTHUR ANDERSEN LLP
Chicago, Illinois
February 23, 1995

               UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                    STATEMENT OF CONSOLIDATED OPERATIONS
                                (In Millions)

                                                  Year Ended December 31
                                               1994       1993       1992
Operating revenues:
  Passenger                                   $12,295    $11,799    $10,483
  Cargo                                           685        657        602
  Other operating revenues                        907        712        603

                                               13,887     13,168     11,688
Operating expenses:
  Salaries and related costs                    4,680      4,695      4,487
  ESOP compensation expense                       182         -          -
  Aircraft fuel                                 1,585      1,718      1,679
  Rentals and landing fees                      1,564      1,466      1,297
  Commissions                                   1,426      1,314      1,175
  Purchased services                              947        974        926
  Depreciation and amortization                   725        722        695
  Food and beverages                              479        317        341
  Aircraft maintenance                            410        366        306
  Personnel expenses                              248        260        266
  Advertising and promotion                       165        163        214
  Other operating expenses                        963        878        798

                                               13,374     12,873     12,184

Earnings (loss) from operations                   513        295       (496)
Other income (expense):
  Interest expense                               (362)      (347)      (316)
  Interest capitalized                             41         51         92
  Interest income                                  68         75         64
  Equity in earnings (loss) of affiliates          20        (30)        42
  Miscellaneous, net                             (127)       (70)        12

                                                 (360)      (321)      (106)
Earnings (loss) before extraordinary item,
  income taxes and cumulative effect
  of accounting changes                           153        (26)      (602)
Provision (credit) for income taxes                87         (9)      (216)

Earnings (loss) before extraordinary item and
  cumulative effect of accounting changes          66        (17)      (386)
Extraordinary loss on early
  extinguishment of debt, net of tax               -         (19)        -
Cumulative effect of accounting changes           (26)        -        (547)

Net earnings (loss)                           $    40    $   (36)   $  (933)


              The accompanying notes to consolidated financial
            statements are an integral part of these statements.

               UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                (In Millions)


                                                           December 31
Assets                                                 1994          1993

Current assets:
  Cash and cash equivalents                           $   444       $   285
  Short-term investments                                  857           681
  Receivables, less allowance for doubtful
    accounts (1994 - $22; 1993 - $22)                     887         1,092
  Related party receivables                                77           397
  Aircraft fuel, spare parts and supplies, less
    obsolescence allowance (1994 - $44; 1993 - $69)       285           277
  Refundable income taxes                                  -             47
  Deferred income taxes                                   155           127
  Prepaid expenses                                        335           361
                                                        3,040         3,267

Operating property and equipment:
  Owned -
    Flight equipment                                    7,479         7,899
    Advances on flight equipment                          713           589
    Other property and equipment                        2,619         2,658
                                                       10,811        11,146
    Less - Accumulated depreciation and amortization    4,775         4,678
                                                        6,036         6,468
  Capital leases -
    Flight equipment                                    1,028         1,027
    Other property and equipment                          104           104
                                                        1,132         1,131
    Less - Accumulated amortization                       447           395
                                                          685           736
                                                        6,721         7,204
Other assets:
  Intangibles, less accumulated amortization
    (1994 - $195; 1993 - $165)                            762           789
  Deferred income taxes                                   479           570
  Related party receivables                               570            -
  Other                                                   380           323
                                                        2,191         1,682

                                                      $11,952       $12,153


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

                UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                 STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                       (In Millions, Except Share Data)


                                                           December 31
Liabilities and Shareholder's Equity                   1994          1993

Current liabilities:
  Short-term borrowings                               $   269       $   315
  Long-term debt maturing within one year                 364           125
  Current obligations under capital leases                 75            62
  Advance ticket sales                                  1,020         1,036
  Accounts payable                                        657           632
  Accrued salaries, wages and benefits                    841           941
  Accrued aircraft rent                                   803           886
  Other accrued liabilities                               864           878
                                                        4,893         4,875


Long-term debt                                          2,849         2,603

Long-term obligations under capital leases                727           824


Other liabilities and deferred credits:
  Deferred pension liability                              520           571
  Postretirement benefit liability                      1,148         1,058
  Deferred gains                                        1,363         1,400
  Other                                                   459           113
                                                        3,490         3,142

Minority interest                                          49            35

Shareholder's equity:
  Common stock, $5 par value; authorized,
    1,000 shares; outstanding 200 shares                   -             -
  Additional capital invested                              -            839
  ESOP capital                                            266            -
  Retained earnings (deficit)                            (214)          (95)
  Unearned ESOP preferred stock                           (83)           -
  Other                                                   (25)          (70)
                                                          (56)          674

Commitments and contingent liabilities (Note 16)
                                                      $11,952       $12,153


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                  UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES

                       STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (In Millions)

                                                      Year Ended December 31
                                                     1994      1993      1992

Cash and cash equivalents at beginning of year      $   285   $   454   $   437

Cash flows from operating activities:
  Net earnings (loss)                                    40       (36)     (933)
  Adjustments to reconcile to net cash provided by
    operating activities -
      ESOP compensation expense                         182        -         -
      Cumulative effect of accounting change             26        -        547
      Extraordinary loss on debt extinguishment          -         19        -
      Deferred pension expense                          276       242       165
      Deferred postretirement benefit expense           145        89        75
      Depreciation and amortization                     725       722       695
      Provision (credit) for deferred income taxes       58       (59)     (128)
      Undistributed (earnings) losses of affiliates     (19)       42       (27)
      Decrease (increase) in receivables                205       (20)     (144)
      Increase in related party receivables            (197)      (39)     (309)
      Decrease (increase) in other current assets        40        15       (67)
      Increase (decrease) in advance ticket sales       (16)      (31)      184
      Increase in accrued income taxes                   68        39       191
      Increase (decrease) in accounts payable
        and accrued liabilities                        (404)     (124)      134
      Amortization of deferred gains                    (85)      (83)      (82)
      Other, net                                        149        42       (14)

                                                      1,193       818       287

Cash flows from investing activities:
  Additions to property and equipment                  (627)   (1,484)   (2,458)
  Proceeds on disposition of property and equipment     425     1,156     2,363
  Decrease (increase) in short-term investments        (160)      114       (84)
  Acquisition of intangibles                             -         (3)     (146)
  Increase in loans to affiliates                        (6)      (22)      (48)
  Other, net                                             28         7       (24)

                                                       (340)     (232)     (397)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt              735        99       197
  Repayment of long-term debt                          (255)     (664)      (83)
  Principal payments under capital leases               (87)      (55)      (50)
  Dividend to parent company                         (1,041)       -         -
  Capital contributions from parent company              -         -         60
  Increase (decrease) in short-term borrowings          (46)     (135)        1
  Other, net                                             -         -          2

                                                       (694)     (755)      127

Increase (decrease) in cash and cash equivalents
  during the year                                       159      (169)       17


Cash and cash equivalents at end of year            $   444   $   285   $   454

                 The accompanying notes to consolidated financial
               statements are an integral part of these statements.

                          UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                           STATEMENT OF CONSOLIDATED SHAREHOLDER'S EQUITY
                                           (In Millions)

                                                                      Unearned
                                       Additional                       ESOP
                               Common   Capital     ESOP    Retained  Preferred
                               Stock    Invested   Capital  Earnings    Stock    Other    Total

Balance at December 31, 1991     $  -    $   756    $  -     $ 874     $   -     $(17)   $ 1,613
Year ended December 31, 1992:
   Net loss                         -          -       -      (933)        -        -       (933)
   Capital contribution from
     parent company                 -         60       -         -         -        -         60
   Pension liability
     adjustment                     -          -       -         -         -       (8)        (8)
   Other                            -          -       -         -         -        6          6
Balance at December 31, 1992        -        816       -       (59)        -      (19)       738

Year ended December 31, 1993:
   Net loss                         -          -       -       (36)        -        -        (36)
   Pension liability
     adjustment                     -          -       -         -         -      (45)       (45)
   Unearned compensation of
     parent company
     restricted stock plan          -         16       -         -         -      (16)         -
   Other                            -          7       -         -         -       10         17
Balance at December 31, 1993        -        839       -       (95)        -      (70)       674

Year ended December 31, 1994:
   Net earnings                     -          -       -        40         -        -         40
   Dividend to parent company       -       (884)      -      (160)        -        -     (1,044)
   Unearned compensation from
     issuance of ESOP
     preferred stock                -          -     227         -      (227)       -          -
   Unearned compensation of
     parent company
     restricted stock plan          -         10       -         -         -      (10)         -
   Amortization of unearned
     compensation under
     ESOPs and restricted
     stock plan                     -          -      39         -       144       21        204
   Pension liability
     adjustment                     -          -       -         -         -       37         37
   Other                            -         35       -         1         -       (3)        33
Balance at December 31, 1994     $  -    $     -    $266     $(214)    $ (83)    $(25)   $   (56)

                          The accompanying notes to consolidated financial
                        statements are an integral part of these statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies

      (a) Consolidation-

      United Air Lines, Inc. ("United" or "the Company") is a wholly-owned subsidiary of UAL Corporation ("UAL"). The consolidated financial statements include the accounts of United and all of its subsidiaries. All significant intercompany transactions are eliminated. Investments in affiliates are carried on the equity basis.

      (b) Accounting Changes-

      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits," resulting in a cumulative after-tax charge of $26 million (see Note 13) and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 14).

      Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (see
Note 13) and SFAS No. 109, "Accounting for Income Taxes" (see Note 6).

      (c) Reclassification-

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. Certain amounts in the Statements of Consolidated Operations for 1993 and 1992 and these Notes to Consolidated Financial Statements have been reclassified to conform with the current presentation.

      (d) Airline Revenues-

      Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished. The value of unused passenger tickets is included in current liabilities.

      (e) Foreign Currency Transactions-

      Monetary assets and liabilities denominated in foreign currencies are converted at exchange rates in effect at the balance sheet date. The resulting foreign exchange gains and losses are charged or credited directly to income. United has entered into a foreign currency swap contract to reduce exposure to certain currency fluctuations. Foreign currency gains and losses on the contract are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations.
Foreign exchange gains and losses on foreign currency call options which were previously used to hedge foreign currency obligations were also charged or credited directly to income.

      (f) Cash and Cash Equivalents and Short-term Investments-

      Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with an original maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

      (g) Aircraft Fuel, Spare Parts and Supplies-

      Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

      (h) Operating Property and Equipment-

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

      (i) Intangibles-

      Intangibles consist primarily of route acquisition costs, slots and intangible pension assets (see Note 12). Route acquisition costs and slots are amortized over 40 years and 5 years, respectively.

      (j) Mileage Plus Awards-

      United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program when such award levels are reached.

      (k) Deferred Gains-

      Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

      (l) Interest Rate Swap Agreements-

      United enters into interest rate swap agreements to hedge interest rate exposure on certain obligations. The differential to be paid or received under the swap agreements is charged or credited to interest expense or rental expense depending on the obligation.

(2) Employee Investment Transaction and Recapitalization

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

(3) Employee Stock Ownership Plans

      The ESOPs established as part of the recapitalization cover United's pilots, U.S. management and salaried employees, and U.S. union ground employees. The ESOPs include a "Leveraged ESOP", a "Non-Leveraged ESOP" and a "Supplemental ESOP". Both the Leveraged ESOP and the Non-Leveraged ESOP are tax qualified while the Supplemental ESOP is not a tax qualified plan. The purpose of having the three ESOPs is to deliver the agreed-upon shares to employees in a manner which utilizes the tax incentives available to tax qualified ESOPs to the greatest degree possible. Accordingly, shares are delivered to employees primarily through the Leveraged ESOP, secondly, through the Non-Leveraged ESOP, and lastly, through the Supplemental ESOP.

      The equity interests are being delivered to employees through two classes of UAL preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"). The Class 1 ESOP Preferred Stock will be issued to an ESOP trust in seven separate sales through January 1, 2000 under the Leveraged ESOP, one of which took place at the time of the recapitalization. Based on Internal Revenue Code limitations, shares of the Class 2 ESOP Preferred Stock will either be contributed to the Non-Leveraged ESOP or allocated as "book-entry shares" to the Supplemental ESOP, annually through the year 2000.

      The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). For the Leveraged ESOP, as shares of the Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to ESOP capital and a corresponding charge to unearned ESOP preferred stock. As the shares are earned by employees in exchange for services performed, the shares are committed to be released. ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares. Any difference between the fair value of the shares and the cost of the shares is charged or credited to ESOP capital. For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as ESOP capital as the shares are committed to be contributed in exchange for employee services, with the offsetting entry to ESOP compensation expense. The ESOP compensation expense is based on the average fair value of the shares committed to be contributed, in accordance with the SOP.
The Supplemental ESOP is being accounted for under Accounting Principle Board Opinion 25, "Accounting for Stock Issued to Employees." The unearned ESOP preferred stock, ESOP capital and ESOP compensation expense are recorded by United since participants in the ESOPs are employees of United.

      For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The fair value of such shares at December 31, 1994 was insignificant.

      Shares of ESOP Preferred Stock are legally released or allocated to employee accounts as of year end. Dividends on the ESOP Preferred Stock are also paid by UAL at the end of the year. Dividends on unallocated shares are used by the ESOP to pay down the loan from UAL and are not considered dividends for financial reporting purposes. Dividends on allocated shares are satisfied by releasing shares from the ESOP's suspense account to the employee accounts and are charged to equity.

      During 1994, the Company recorded $182 million of ESOP compensation expense for the period July 13 through December 31, 1994. At December 31, 1994, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 1,131,912 shares of Class 1 ESOP Preferred Stock committed to be released and 657,673 shares held in suspense by the ESOP as of December 31, 1994. For the Class 2 ESOP Preferred Stock, 316,472 shares were committed to be contributed to employees at December 31, 1994. The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1994 was $79 million.

(4) Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. United also owns 77% of the Apollo Travel Services Partnership ("ATS"), which markets the Apollo computer reservations systems to travel agencies in the U. S. and Mexico, and its accounts are consolidated. Prior to a September 1993 merger, United owned 50% of the Covia Partnership ("Covia") and 25.6% of Galileo Ltd., Galileo's and ATS's predecessor companies, which were accounted for on the equity basis. The consolidation of ATS resulted in non-cash increases of $78 million in assets, $46 million in liabilities and $34 million in minority interests as of the date of the merger.

      Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservation services, communications and other information from, Covia. Revenues derived from the sale of services to Covia amounted to approximately $21 million in 1993 and $22 million in 1992. The cost to United of services purchased from Covia amounted to approximately $168 million in 1993 and $219 million in 1992. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $233 million in 1994 and $58 million in 1993. The cost to United of services purchased from Galileo amounted to approximately $94 million in 1994 and $47 million in 1993.

Summarized financial information of Galileo follows (in millions):

                                         December 31,
                                     1994            1993

Current assets                       $134            $141
Non-current assets                    421             467
  Total assets                        555             608
Current liabilities                   195             173
Long-term liabilities                 321             440
  Total liabilities                   516             613
    Net assets                       $ 39            $ (5)


                                                 Period From
                                 Twelve Months   September 16,
                                     Ended       1993 Through
                                  December 31,   December 31,
                                      1994           1993

Services revenues                     $801           $ 186
Costs and expenses                     752             327
Net earnings (loss)                   $ 49           $(141)

During 1993, Galileo recorded $114 million of charges which included the cost of eliminating duplicate facilities and operations.

(5) Other Income (Expense) - Miscellaneous

Other income (expense) - miscellaneous, net consisted of the following:

                                              1994      1993     1992
                                                   (In Millions)

Foreign exchange gains or losses             $  15     $(20)    $  2
Amortization of hedge transaction costs         (6)      (6)      (4)
Net gains on disposition of property
  or rights                                      7        2       41
Minority interests                             (22)      (1)      -
Recapitalization transaction costs            (121)      -        -
Write down of aircraft to net
  realizable value                              -       (59)      -
Gain on settlement of 1985 annuity purchases    -        17       -
Settlement of class action claims
  regarding airline fare data                   -        -       (13)
Other                                           -        (3)     (14)

                                             $(127)    $(70)    $ 12

(6) Income Taxes

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

      In 1994, United was subject to the alternative minimum tax ("AMT"). The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Certain preferences, mainly depreciation adjustments, have caused alternative minimum taxable income and the resulting AMT liability to exceed regular taxable income and the regular tax liability. The excess of the AMT liability over the regular tax liability produces AMT credits which are carried forward indefinitely.

The provision (credit) for income taxes is summarized as follows:

                                  1994         1993        1992
                                            (In Millions)
             Current-
              Federal            $  25        $  50       $ (85)
              State                  3           -           (3)
                                    28           50         (88)
             Deferred-
              Federal               54          (68)       (114)
              State                  5            9         (14)
                                    59          (59)       (128)

                                 $  87        $  (9)      $(216)

      The income tax provision (credit) differed from amounts computed at the statutory federal income tax rate, as follows:

                                           1994         1993       1992
                                                    (In Millions)
Income tax provision (credit)
  at statutory rate                      $  54        $  (9)     $(205)
State income taxes, net of
  federal income tax benefit                 5            6        (11)
Nondeductible employee meals                22            8          8
Nondeductible ESOP transaction costs        21           -          -
Foreign sales corporation benefit           (1)          (1)        (6)
Rate change effect                         (14)          (9)        -
Foreign tax credits                         (3)          (3)        (2)
Other, net                                   3           (1)        -

Income tax provision (credit)
  as reported                            $  87        $  (9)     $(216)

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

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 and 1993 are as follows:
                                          1994                   1993
                                  Deferred   Deferred    Deferred   Deferred
                                    Tax        Tax         Tax        Tax
                                   Assets   Liabilities   Assets   Liabilities
                                                 (In Millions)
Employee benefits, including
  postretirement medical          $  536     $   13      $  598     $   31
Prepaid commissions                   -          52          -          49
Depreciation, capitalized
  interest and transfers of
  tax benefits                        -       1,044          -       1,105
Gains on sale and leasebacks         472         -          480         -
Rent expense                         254         -          207         -
AMT credit carryforward              260         -          202         -
Foreign exchange
  gains and losses                    98         -           84         -
Frequent flyer accrual                70         -           72         -
Net operating loss carryforwards      40         -           27         -
Other                                155        142         268         56

                                  $1,885     $1,251      $1,938     $1,241

     United has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at December 31, 1994 will be realized.

     At December 31, 1994, United and its subsidiaries had $260 million of federal AMT credit carryforwards available for an indefinite period and $40 million of state tax benefit from net operating loss carryforwards expiring between 1997 and 2009.

(7) Short-Term Borrowings

     At December 31, 1994 and 1993, United had outstanding $269 million and $315 million, respectively, in short-term borrowings, bearing average interest rates of 5.63% and 3.34%, respectively. Receivables amounting to $426 million at December 31, 1994 and $367 million at December 31, 1993 were pledged by United to secure repayment of such outstanding borrowings. The maximum available amount of borrowings under this arrangement is $360 million.

(8) Long-Term Debt

     A summary of long-term debt, excluding current maturities, as of December 31 is as follows (interest rates are as of December 31, 1994):

                                                      1994          1993
                                                          (In Millions)
  Secured notes, 5.975% to 11.54%, averaging
    8.41%, due through 2014                          $ 1,075       $ 1,399
  Debentures, 6.75% to 11.21%, averaging 10.03%,
    due 1997 to 2021                                   1,591         1,000
  Deferred purchase certificates, Japanese yen-
    denominated, 7.75%, due through 1998                 169           178
  Promissory notes, 5.75% to 6.82%, averaging
    6.03%, due through 1998                               34            41
                                                       2,869         2,618
  Unamortized discount on debt                           (20)          (15)
                                                     $ 2,849       $ 2,603


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

      In addition to scheduled principal payments, in 1994 United repaid secured notes in the principal amount of $177 million. In January and February 1995, United repaid an additional $101 million in principal amount of secured notes and $150 million in principal amount of debentures, respectively, resulting in an insignificant loss. At December 31, 1994, United had outstanding a total of $316 million of long-term debt bearing interest at rates 85 to 128 basis points over the London interbank offered rate ("LIBOR"). In connection with certain of these debt financings, United has entered interest rate swap agreements to effectively fix interest rates at December 31, 1994 between 8.554% and 8.6% on $71 million of notional amount (See Note 19).

      Maturities of long-term debt for each of the four years after 1995 are: 1996 -- $118 million; 1997 -- $220 million; 1998 -- $188 million; and
1999 -- $47 million. Various assets, principally aircraft, having an aggregate book value of $1.380 billion at December 31, 1994, were pledged under various loan agreements.

      At December 31, 1994, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.035 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

(9) Lease Obligations

      The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

Future minimum lease payments as of December 31, 1994, under capital leases and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

                                                Operating       Capital
                                                  Leases         Leases
                                                     (In Millions)
      Payable during-
         1995                                   $ 1,314         $  142
         1996                                     1,335            143
         1997                                     1,320            138
         1998                                     1,354            143
         1999                                     1,176            119
         After 1999                              19,929            556

      Total minimum lease payments              $26,428          1,241
      Imputed interest (at rates of 5.3%
        to 12.2%)                                                 (439)

      Present value of minimum lease payments                      802

      Current portion                                              (75)

      Long-term obligations under capital leases                $  727

      As of December 31, 1994, United leased 315 aircraft, 45 of which were under capital leases. These leases have terms of four to 26 years, and expiration dates range from 1996 through 2018. Under the terms of leases for 306 of the aircraft, United has the right of first refusal to purchase, at the end of the lease term, certain aircraft at fair market value and others at either fair market value or a percentage of cost. United has 21 Airbus A320-200 aircraft under 24-year operating leases which are cancelable upon eleven months notice during the initial 10 years of the leases.

      Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.254 billion in 1994, $1.176 billion in 1993, and $1.021 billion in 1992. Included in rent expense were insignificant amounts of contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.
 In connection with certain of these leases, United has entered interest rate swap agreements (See Note 15).

(10) Foreign Operations

      United conducts operations in various foreign countries, principally in the Pacific, Europe and Latin America. Operating revenues from foreign operations were approximately $4.920 billion in 1994, $4.500 billion in 1993 and $3.890 billion in 1992.

(11) Related Party Transactions

      In 1994, United paid a cash dividend of $1.041 billion to UAL. In 1992, UAL made a capital contribution of $60 million to United. At December 31, 1994 and 1993, United had accounts receivable from UAL of $561 million and $361 million, respectively.

      Certain officers and key employees of United participate in UAL stock award plans. Under UAL's incentive stock option program, stock appreciation rights ("SARs") were granted in tandem with certain stock options prior to 1992. On exercise of these SARs, holders would receive in cash 100% of the appreciation in fair market value of the UAL shares subject to the SAR. The estimated payment value of SARs, net of market value adjustments, was charged to United's earnings over the vesting period. In 1992, all active officers relinquished their SARs but retained the tandem stock options. As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to exercise the cashless exercise features of stock options. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged to earnings currently. At December 31, 1994, 12,927 SARs were outstanding with an average exercise price of $75.70 per old share of UAL common stock and option holders were eligible for cashless exercise in connection with 1,068,173 outstanding options with an average exercise price of $133.76 per old share of UAL common stock. The expense (credit) recorded for SARs and cashless exercises was $15 million in 1994, $1 million in 1993 and $(1) million in 1992.

      Key officers and employees of United have also been awarded shares of restricted UAL stock. These restricted shares generally vest over a five-year period. Unvested shares are subject to certain transfer restrictions and forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the stock on the date of award, is amortized to salaries and related costs over the vesting period. During 1993, 138,500 restricted shares were awarded to employees.
 No restricted shares were issued during 1992. In 1994, 1993 and 1992, 9,800, 9,000 and 6,500 shares, respectively, were forfeited. As a result of the 1994 recapitalization, all outstanding restricted shares became vested at the time of the transaction and $12 million of compensation expense was recorded for the remaining balance of unearned compensation attributable to the outstanding shares. In 1994, subsequent to the recapitalization, 112,767 restricted shares of new UAL common stock were awarded, of which, 66,500 were still restricted as of December 31, 1994. Additionally, 29,733 shares were reserved for future award.

      Air Wis Services, Inc. ("Air Wis") became a wholly-owned subsidiary of UAL in January 1992. Air Wis owns Air Wisconsin, Inc. In April 1993, UAL transferred the Air Wisconsin, Inc. operations at Dulles to Atlantic Coast Airlines. In September 1993, UAL transferred certain Air Wisconsin, Inc. operations at O'Hare to United Feeder Services. In December 1993, UAL transferred the jet operations of Air Wisconsin, Inc. to CJT Holdings.
 These operations are being conducted by the counterparties in these agreements under the United Express trade name. These actions have not had a material effect on United's results of operations or financial position. At December 31, 1994 and 1993, United had outstanding loans to Air Wisconsin, Inc. in the amount of $86 million and $80 million, respectively, bearing interest at market rates.

(12) Retirement Plans

      The Company has various retirement plans which cover substantially all employees. Defined benefit plans covering certain employees (primarily union ground employees) provide a stated benefit for specified periods of service, while defined benefit plans for other employees provide benefits based on employees' years of service and average compensation for a specified period of time before retirement. Pension costs are funded to at least the minimum level required by the Employee Retirement Income Security Act of 1974. The company also provides several defined contribution plans which cover substantially all U. S. employees who have completed one year of service. For certain groups of employees (primarily pilots), the company contributes an annual amount on behalf of each participant, calculated as a percentage of the participants' earnings or a percentage of the participants' contributions.

      The following table sets forth the defined benefit plans' funded status and amounts recognized in the statement of consolidated financial position as of December 31:
                                                 1994             1993
                                              Accumulated      Accumulated
                                                Benefits         Benefits
                                                Exceed           Exceed
                                                Assets           Assets
                                                      (In Millions)
Actuarial present value of accumulated
  benefit obligation                             $4,191           $4,200

Actuarial present value of projected
  benefit obligation                             $4,577           $5,025
Plan assets at fair value                         3,785            3,589
Projected benefit obligation in excess
  of plan assets                                    792            1,436
Unrecognized net gain (loss)                        (13)            (624)
Prior service cost not yet recognized
  in net periodic pension cost                     (523)            (455)
Remaining unrecognized net asset                     (3)              16
Adjustment required to recognize
  minimum liability                                 302              346
Pension liability recognized in the statement
  of consolidated financial position             $  555           $  719

      For the valuation of pension obligations as of December 31, 1994 and 1993, the weighted average discount rates used were 8.75% and 7.5%, respectively, and the rates of increase in compensation were 3.15% and 4.0%, respectively. Substantially all of the accumulated benefit obligation is vested.

      Total pension expense for all retirement plans (including defined contribution plans) was $350 million in 1994, $346 million in 1993, and $324 million in 1992.

      Plan assets are invested primarily in governmental and corporate debt instruments and corporate equity securities. The expected average long-term rate of return on plan assets at December 31 was 9.75% for 1994, 9.75% for 1993 and 10.25% for 1992.

      The net periodic pension cost of defined benefit plans included the following components:
                                         1994        1993        1992
                                                 (In Millions)
      Service cost - benefits earned
        during the year                 $ 216       $ 186       $ 180
      Interest cost on projected
        benefit obligation                379         356         320
      Actual (return) loss on
        plan assets                        28        (310)       (289)
      Net amortization and deferral      (351)         19          24

      Net periodic pension cost         $ 272       $ 251       $ 235

(13) Other Employee Benefits

      The Company provides certain health care benefits, primarily in the
U. S., to retirees and eligible dependents. Benefits are generally funded from company assets on a current basis, although amounts sufficient to pay claims incurred, but not yet paid, are held in trust. Certain plan benefits are subject to co-payments, deductibles and other limits described in the plans and the benefits are reduced once a retiree becomes eligible for Medicare. The Company also provides certain life insurance benefits to retirees. The assets to fund retiree life insurance benefits are being held in a deposit trust administration fund with a major insurance company. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

      Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard requires that the expected cost of postretirement benefits be charged to expense during the years in which employees render service. Upon adoption, the Company recorded a one-time pretax charge of $925 million ($580 million after tax) as the cumulative effect of accounting change.

Information on the plans' funded status, on an aggregate basis at December 31, follows (in millions):

                                             1994       1993
Accumulated postretirement
  benefit obligation:
    Retirees                                $  383     $  416
    Other fully eligible participants          183        236
    Other active participants                  590        679

  Total accumulated postretirement
    benefit obligation                       1,156      1,331
  Unrecognized net gain (loss)                 138       (149)
  Fair value of plan assets                    (95)       (91)

Accrued postretirement benefit obligation   $1,199     $1,091

Net postretirement benefit costs included the following components (in millions):

                                             1994       1993       1992
Service cost - benefits attributed to
  service during the period                 $ 46       $ 38       $ 28
Amortization of unrecognized net loss          3          3          -
Interest cost on benefit obligation           95         92         83

Net postretirement benefit costs            $144       $133       $111

      The discount rate used to estimate the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 was 8.75% and 7.5%, respectively. The assumed health care cost trend rate was 10% and 11% for 1994 and 1993, respectively, declining annually to a rate of 4% by the year 2001 and remaining level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1994, by $150 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1994 by $22 million.

      The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. SFAS No. 112 requires recognition of the liability for postemployment benefits during the period of employment. Such benefits include company paid continuation of group life insurance and medical and dental coverage for certain employees after employment but before retirement. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million. The ongoing expenses related to postemployment benefits will vary based on actual claims experience.

(14) Investments in Debt Securities

      The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. The Company's investments in such securities are included in "Cash and cash equivalents" and "Short-term investments." The following information pertains to the Company's investments in such securities at December 31, 1994 (in millions):

                                           Gross
                              Aggregate  Unrealized            Average
                                Fair      Holding    Cost      Maturity
                                Value      Losses    Basis     (Months)

Available-for-sale:
  U.S. government agency
    debt securities            $  276      $ 2       $  278       9
  Corporate debt securities    $  282      $ 2       $  284      10
  Other debt securities        $  121      $ 1       $  122       8

Held-to-maturity:
  U.S. government agency
    debt securities            $   80      $ -       $   80       6
  Corporate debt securities    $  184      $ -       $  184       4
  Other debt securities        $  352      $ -       $  352       2

      The net unrealized holding loss on available-for-sale securities of $5 million has been recorded as a component of shareholders' equity, net of related tax benefits. The proceeds from sales of available-for-sale securities were $158 million in 1994. Such sales resulted in insignificant gross realized gains and losses, based on the cost of the specific securities sold. These gains and losses were included in interest income for the year.

(15) Financial Instruments and Off-Balance-Sheet Risk

      Balance Sheet Financial Instruments: Fair Values

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments classified as "held-to-maturity", and short-term borrowings approximate fair value due to the immediate or short-term maturities of these financial instruments. Investments in debt securities classified as "available-for-sale" are stated at fair value based on the quoted market prices for the securities (see note 14).

      The fair value of long term debt, including debt due within one year, is primarily based on the quoted market prices for the same or similar issues or on the then current rates offered for debt with similar terms and maturities. The fair value of long-term debt, including debt due within one year, at December 31, 1994 and 1993 was $2.938 billion and $2.928 billion, respectively, compared with carrying values of $3.213 billion and $2.728 billion.

      Off Balance Sheet Financial Instruments: Risks and Fair Values

      United has entered interest rate swap agreements in order to manage the interest rate exposure associated with certain variable rate debt and leases. The swap agreements have remaining terms averaging 16 years, corresponding to the terms of the related debt or lease obligations. Under the agreements, United makes payments to counterparties at fixed rates and in return receives payments based on LIBOR. United's theoretical risk in the swaps is the cost of replacing the contracts at current market interest rates in the event of default by any of the counterparties; however, United does not anticipate such default since the counterparties are major financial institutions with investment grade ratings by all rating agencies. In addition, the risk of such default is mitigated by provisions in the contracts which require either party to post increasing amounts of collateral as the value of the contract moves against them. Counterparty credit risk is further minimized by periodic settlements throughout the duration of the contract. At December 31, 1994, a notional amount of $479 million of interest rate swap agreements effectively fixed interest rates between 8.02% and 8.65% on such obligations. The fair values to United of interest rate swap agreements at December 31, 1994 and 1993 were $26 million and $(8) million, respectively, taking into account interest rates in effect at the time.

      In the first quarter of 1994, United entered into a ten-year foreign currency swap contract to reduce exposure to currency fluctuations in connection with 29 billion of Japanese yen-denominated obligations. The currency swap contract, which was designated as a hedge, effectively fixed, at then current exchange rates, future principal, interest and lease payments. The currency swap contract exactly matches the cash flows and maturities of the obligations it hedges. At December 31, 1994, the swap contract had a notional amount of $293 million, which will reduce periodically as payments are made. The fair value of the currency swap contract to United at December 31, 1994 was approximately $23 million based on the reduction in the yen to dollar exchange rate since United entered into the contract.

      United's theoretical risk in the currency swap is the cost of replacing the contract at current market rates in the event of default by the counterparty; however, United does not anticipate such default since the counterparty is a major money center bank with an investment grade rating by all rating agencies. Furthermore, the risk of such default is mitigated by provisions in the contract which require either party to post increasing amounts of collateral as either their credit rating deteriorates or the value of the contract moves against them. Counterparty credit risk is minimal since currency is exchanged simultaneously throughout the duration of the contract.

      The currency swap replaced short-term foreign currency call options and forward contracts which expired under their own terms, resulting in an insignificant loss that was included in income, offsetting the insignificant gain recorded from the related obligations that were being hedged. In October 1994, United terminated the portion of the foreign currency swap contract hedging future interest payments in connection with the Japanese yen-denominated obligations. While this portion of the contract was in effect, foreign currency gains and losses on it were deferred and included in interest as it accrued. The gain resulting from the contract termination, net of losses previously deferred in connection with the interest payments, is being deferred and amortized over the remaining life of the obligations.

      Financial Guarantees

      As of December 31, 1994, United had guaranteed $77 million of indebtedness of affiliates.

      Special facility revenue bonds have been issued by certain municipalities to build or improve airport facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1994, $860 million principal amount of such bonds was outstanding. As of December 31, 1994, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $834 million of such bonds, including accrued interest. Included in this amount are bonds issued by the City of Denver in connection with the construction of certain United facilities at Denver International Airport, which will replace Stapleton International Airport in 1995.

      Transfers of the tax benefits of accelerated depreciation and investment tax credits associated with the acquisition of certain equipment have been made previously by United to various tax lessors through tax lease transactions. Proceeds from tax benefit transfers were recognized as income in the year the lease transactions were consummated. The subject equipment is being depreciated for book purposes. United has agreed to indemnify (guaranteed in some cases by UAL) the tax lessors against loss of such benefits in certain circumstances and has agreed to indemnify others for loss of tax benefits in limited circumstances for certain used aircraft purchased by United subject to previous tax lease transactions. Certain tax lessors have required that letters of credit be issued in their favor by financial institutions as security for United's indemnity obligations under the leases. The outstanding balance of such letters of credit totaled $58 million at December 31, 1994. At that date, United had granted mortgages on aircraft and engines having a total book value of $238 million as security for indemnity obligations under tax leases and letters of credit.

      Concentration of Credit Risk

      The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from sales of tickets to individuals through travel agents, company outlets or other airlines, often through the use of major credit cards. These receivables are short term, generally being settled shortly after the sale.

(16) Commitments and Contingent Liabilities

      The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations.

      At December 31, 1994, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion after deducting advance payments. An estimated $1.2 billion is expected to be expended during 1995, $0.7 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of thirty-four B777 aircraft, which are expected to be delivered between 1995 and 1999.

      In addition to the B777 order, United has arrangements with Airbus and International Aero Engines to lease an additional 29 A320 aircraft, which are scheduled for delivery through 1998. Under the agreement, United is making advance payments through 1998 which are refundable upon delivery of each aircraft.

      At December 31, 1994, United also had purchase options for 162 B737 aircraft, 39 B757 aircraft, 34 B777 aircraft, 49 B747 aircraft, 8 B767 aircraft and 50 A320 aircraft. Under the terms of certain of these options which are exercisable during the period 1995 through 1997, United would forfeit significant deposits on such options it does not exercise. Consistent with its revised capital spending plan, United has recently cancelled options on certain aircraft.

      United's Indianapolis Maintenance Center began operation in March 1994, initially performing maintenance on B737 aircraft. In December 1994, the UAL Board of Directors approved the relocation of B757 and B767 airframe maintenance to the Indianapolis Maintenance Center. Construction of certain B737 airframe facilities is still in process and construction of facilities for the other fleet types will begin in 1995.
 The facilities are being financed primarily with tax-exempt bonds and other capital sources. In connection with incentives received, United has agreed to reach an $800 million capital spending target and employ at least 7,500 individuals.

(17) Statement of Consolidated Cash Flows - Supplemental Disclosures

      Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                            1994       1993      1992
                                                  (In Millions)
    Cash paid during the year for:
      Interest (net of amounts
        capitalized)                       $291       $319      $188
      Income taxes                         $  5       $ 43      $  6

    Non-cash transactions:
      Capital lease obligations
        incurred                           $ -        $ 70      $276
      Long-term debt incurred in
        connection with additions
        to equipment                       $ 21       $487      $755
      Increase in pension intangible       $ 13       $ 19      $  8
      Net unrealized loss on investments   $  3       $ -       $ -

(18) Other Matters

    In 1993, United reached agreements to sell assets related to the operation of 16 of its flight kitchens to Dobbs International Services, Inc. and Caterair International Corp. for $119 million. These asset sales were completed by June 1994 and resulted in an insignificant gain. Under the agreements, the purchasers are providing catering services for United at the airports served by the flight kitchens for seven years.

(19) Selected Quarterly Financial Data (Unaudited)

                              1st       2nd       3rd       4th
                            Quarter   Quarter   Quarter   Quarter    Year
                                             (In Millions)
1994:
  Operating revenues        $3,173    $3,492    $3,799    $3,423    $13,887
  Earnings (loss) from
    operations                 (44)      171       310        76        513
  Earnings (loss) before
    cumulative effect of
    accounting change          (79)       54        81        10         66
  Cumulative effect of
    accounting change          (26)       -         -          -        (26)
  Net earnings (loss)       $ (105)   $   54    $   81    $   10    $    40

1993:
  Operating revenues        $3,001    $3,561    $3,591    $3,315    $13,168
  Earnings (loss) from
    operations                (107)       93       288        21        295
  Earnings (loss) before
    extraordinary item        (129)       27       151       (66)       (17)
  Extraordinary loss on
    early extinguishment
    of debt                    (19)       -         -          -        (19)
  Net earnings (loss)       $ (148)   $   27    $  151    $  (66)   $   (36)

      In 1994, United began recording certain air transportation price adjustments, which were previously recorded as commissions, as adjustments to revenue. The revenue amounts for 1993 above have been reclassified to conform with the current presentation.

      The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The effect of adopting SFAS No. 112 was a cumulative charge for recognition of the transition liability of $42 million, before tax benefits of $16 million.

      In connection with the July 1994 recapitalization, the Company incurred pretax costs of $19 million, $22 million and $128 million in the first, second and third quarters, respectively, including transaction costs and severance payments to certain former United employees. Of these costs, $48 million were recorded as operating expenses in the third quarter, while the remaining costs were recorded in "Miscellaneous, net."

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     No reportable event has occurred.



                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

    Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

    Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Omitted pursuant to General Instruction J(2)(c) of Form 10-K.




                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  1.        The financial statements required
               by this item are listed in Item 8, "Financial
               Statements and Supplementary Data" herein.

     2. The financial statement schedule required by this item is listed below:


For the years ended December 31, 1994, 1993 and 1992:

      II--Valuation and qualifying accounts


               All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.


     3. The exhibits required by this item are listed in "Index to Exhibits" herein.


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fourth quarter of 1994.

                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1994



                                                   Balance at        Additions Charged to                         Balance at
                                                   Beginning      Costs and           Other                         End of
           Description                              of Year       Expenses          Accounts       Deductions        Year
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 22             $ 25             $ -            $ 25(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 69             $ 12             $ 5            $ 42(2)         $ 44



(1) Deduction from reserve for purpose for which reserve was created.

(2) Includes deduction from reserve for parts dispositions and write-offs and $22 million of reserves transferred in connection with parts transferred to fixed asset accounts.



                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1993



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 12             $ 19             $ 7            $ 16(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 46             $ 12             $26            $ 15(1)         $ 69



(1) Deduction from reserve for purpose for which reserve was created.




                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1992



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 13             $18              $ -            $ 19(1)         $ 12

    Obsolescence allowance -
      Flight equipment spare parts                $ 67             $12              $ 2            $ 35(2)         $ 46



(1) Deduction from reserve for purpose for which reserve was created.

(2) Includes deduction from reserve for parts dispositions and write-offs and $15 million of reserves transferred in connection with parts transferred to non-operating property.



                        INDEX TO EXHIBITS

 Exhibit Number               Description

 3.1               Restated Certificate of Incorporation as
                    filed in Delaware on July 12, 1994 (filed as
                    Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 3.2               By-laws, as amended.

 4.1               Registrant's indebtedness under any single
                    instrument does not exceed 10% of
                    Registrant's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

 10.1              Letter Agreement No. 6-1162-JCM-500 dated
                    December 9, 1994 to Agreement dated December
                    18, 1990 between The Boeing Company, as
                    seller, and United Air Lines, Inc., and
                    United Worldwide Corporation, as buyer, for the acquisition of Boeing 777-200 aircraft
                    (as previously amended and supplemented, "777-200 Purchase Agreement" (filed as Exhibit
                    10.7 to UAL Corporation's (File No. 1-6033)
                    Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Annual Report on Form 10-K for the year ended December 31, 1993, and (iii) Exhibit
                    10.14 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)). (Exhibit
                    10.1 hereto is filed as Exhibit 10.27 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference with a request for confidential treatment of certain portions.)

 10.2              Letter Agreement 6-1171-FT-831 dated February
                    22, 1995 to 777-200 Purchase Agreement.
                    (Exhibit 10.2 hereto is filed as Exhibit
                    10.28 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference with a request for confidential treatment of certain portions.)

 10.3              Letter Agreements dated January 31, 1995 to
                    Agreement dated December 18, 1990 between The Boeing Company, as seller, and United Air Lines, Inc., and United Worldwide Corporation, as buyer, for the acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL Corporation's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits
                    10.4 and 10.5 to UAL's Annual Report on Form
                    10-K for the year ended December 31, 1991,
                    (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and
                    10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, (iii)
                    Exhibit 10.3 to UAL's Annual Report on Form
                    10-K for the year ended December 31, 1993, and (iv) Exhibit 10.14 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)). (Exhibit 10.3 hereto is filed as Exhibit 10.29 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference with a request for confidential treatment of certain portions.)

 10.4              Letter Agreement dated February 28, 1995 to
                    747-400 Purchase Agreement. (Exhibit 10.4 hereto is filed as Exhibit 10.30 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference with a request for confidential treatment of certain portions.)

 10.5              Letter Agreement dated February 10, 1995 to
                    A320 Purchase Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL Corporation's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Annual Report on Form 10-K for the year ended December 31, 1993, and (ii) Exhibits 10.15 and 10.16 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference)). (Exhibit 10.5 hereto is filed as Exhibit 10.31 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference with a request for confidential treatment of certain portions.)

 10.6              Agreement dated March 1, 1990 between The
                    Boeing Company and United Air Lines, Inc., as amended and supplemented, for the acquisition of Boeing 767-300ER aircraft (filed as Exhibit (10)L to UAL Corporation's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7, 10.8,
                    10.9 and 10.10 to UAL's Annual Report on Form 10-K for the year ended December 31, 1991,
                    (ii) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11,
                    10.12, 10.13 and 10.22 to UAL's Quarterly
                    Report on Form 10-Q for the quarter ended
                    June 30, 1993, and (iii) Exhibit 10.14 to
                    UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

 10.7              Agreement dated April 26, 1989 between The
                    Boeing Company and United Air Lines, Inc., as amended and supplemented, for the acquisition of Boeing 757-200 and 737 aircraft (filed as Exhibit (10)K to UAL Corporation's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.12 and 10.13 to UAL's Annual Report on Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19 and
                    10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and
                    (iii) Exhibit 10.14 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

 10.8              An amended and restated agreement, dated
                    March 19, 1992, between The Boeing Company and United Air Lines, Inc., for the acquisition of Boeing 737 aircraft (filed as Exhibit 10.15 to UAL Corporation's (File No. 1-6033) Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.20, 10.21 and 10.22 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and
                    (ii) Exhibit 10.14 to UAL's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

 10.9              Letter Agreement among the State of Indiana,
                    the City of Indianapolis, the Indianapolis
                    Airport Authority and United Air Lines, Inc.
                    dated as of December 1, 1994, amending the Agreement among the State of Indiana, the City of Indianapolis, the Indianapolis Airport Authority and United Air Lines, Inc. dated November 21, 1991, concerning United's aircraft maintenance facility (filed as
                    Exhibit 10.29 to UAL Corporation's (File No.
                    1-6033) Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference; supplements thereto filed as Exhibits 10.9 and 10.10 to UAL's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference). (Exhibit 10.9 hereto is filed as Exhibit 10.35 to UAL's Annual Report on Form 10-K for the year ended December 31, 1994, and is incorporated herein by reference.)

 12.1              Computation of Ratio of Earnings to Fixed
                    Charges.

 23.1              Consent of Independent Public Accountants.

 27                Financial Data Schedule.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNITED AIR LINES, INC.




                        By: /s/ Gerald Greenwald
                            Gerald Greenwald
                            Chairman and Chief Executive
                            Officer and a Director
                            (Principal Executive Officer)


                        By: /s/ Douglas A. Hacker
                            Douglas A. Hacker
                            Senior Vice President - Finance
                            (Principal Financial Officer)


                        By: /s/ Frederic F. Brace
                            Frederic F. Brace
                            Vice President and Controller
                            (Principal Accounting Officer)





March 8, 1995








     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant as Directors as of March 8, 1995.




                            By:  /s/ Gerald Greenwald
                                 Gerald Greenwald


                            By:  /s/ John A. Edwardson
                                 John A. Edwardson


                            By:  /s/ Paul G. George
                                 Paul G. George


                            By:  /s/ James M. Guyette
                                 James M. Guyette


                            By:  /s/ Douglas A. Hacker
                                 Douglas A. Hacker


                            By:  /s/ Joseph R. O'Gorman
                                 Joseph R. O'Gorman


                            By:  /s/ Stuart I. Oran
                                 Stuart I. Oran