Form 10-Q/A
period 1995-03-31
UNITED AIR LINES INC
filed 1995-05-03
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q/A

                          Amendment No. 1

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

          Exhibit 12.1 - Computation of Ratio of Earnings To Fixed Charges.

       *  Exhibit 27 - Financial Data Schedule.
__________________________
 *  Previously Filed.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AIR LINES, INC.



                                   By:  /s/ Douglas A. Hacker

                                        Douglas A. Hacker
                                        Senior Vice President - Finance





Dated: May 3, 1995



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

   12.1   Computation of Ratio of Earnings to Fixed Charges.

*  27     Financial Data Schedule.
________________________
*  Previously Filed.