Form 10-Q
period 1995-06-30
UNITED AIR LINES INC
filed 1995-08-10
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 1995,  Commission File Number 33-21220*

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

                                        Outstanding at
              Class                     July 31, 1995

      Common Stock ($5 par value)            200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


          United Air Lines, Inc. and Subsidiary Companies
                        Report on Form 10-Q
                For the Quarter Ended June 30, 1995

Index

Part I.     Financial Information                    Page No.

      Item 1.   Financial statements:

            Condensed statement of consolidated             3
            financial position - as of June 30, 1995
            (unaudited) and December 31, 1994

            Statement of consolidated operations            5
            (unaudited) - for the three months and six months ended June 30, 1995 and 1994

            Condensed statement of consolidated             7
            cash flows (unaudited) - for the six
            months ended June 30, 1995 and 1994

            Notes to consolidated financial                 8
            statements (unaudited)

      Item 2.   Management's discussion and analysis       12
                of financial condition and results of
                operations

Part II.  Other Information

      Item 1.   Legal Proceedings                          19
      Item 6.   Exhibits and Reports on Form 8-K           19




Signatures                                                 22


Exhibit Index                                              23


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                  June 30,
                                                    1995         December 31,
Assets                                           (Unaudited)         1994
Current assets:
  Cash and cash equivalents                       $   373         $   444
  Short-term investments                            1,460             857
  Receivables, net                                  1,035             887
  Related party receivables                            -               77
  Inventories, net                                    307             285
  Deferred income taxes                               146             155
  Prepaid expenses and other                          259             335
                                                    3,580           3,040


Operating property and equipment:
  Owned                                            10,712          10,811
  Accumulated depreciation and amortization        (4,951)         (4,775)
                                                    5,761           6,036


  Capital leases                                    1,315           1,132
  Accumulated amortization                           (475)           (447)
                                                      840             685

                                                    6,601           6,721


Other assets:
  Intangibles, net                                    748             762
  Deferred income taxes                               442             479
  Related party receivables                           561             570
  Other                                               472             380
                                                    2,223           2,191


                                                  $12,404         $11,952


           See accompanying notes to consolidated financial statements.





               United Air Lines, Inc. and Subsidiary Companies
            Condensed Statement of Consolidated Financial Position
                                (In Millions)



                                              June 30,
                                                1995        December 31,
Liabilities and Stockholder's Equity         (Unaudited)        1994
Current liabilities:
  Short-term borrowings                      $    -          $   269
  Current portions of long-term debt
    and capital lease obligations                415             439
  Advance ticket sales                         1,378           1,020
  Accounts payable                               646             657
  Other                                        2,610           2,508
                                               5,049           4,893

Long-term debt                                 2,536           2,849

Long-term obligations under capital leases       867             727

Other liabilities and deferred credits:
  Deferred pension liability                     617             520
  Postretirement benefit liability             1,190           1,148
  Deferred gains                               1,333           1,363
  Other                                          454             459
                                               3,594           3,490

Minority interest                                 54              49

Stockholder's equity:
  Common stock                                    -               -
  Additional capital invested                     37              -
  ESOP capital                                   458             266
  Retained earnings (deficit)                    (77)           (214)
  Unearned ESOP preferred stock                  (79)            (83)
  Other                                          (35)            (25)
                                                 304             (56)
Commitments and contingent liabilities
  (See note)

                                             $12,404         $11,952


         See accompanying notes to consolidated financial statements.


               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Three Months
                                                     Ended June 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $3,392         $3,102
  Cargo                                             185            168
  Other operating revenues                          227            222
                                                  3,804          3,492
Operating expenses:
  Salaries and related costs                      1,147          1,216
  ESOP compensation expense                         108            -
  Aircraft fuel                                     412            379
  Commissions                                       364            360
  Aircraft rent                                     261            230
  Purchased services                                266            236
  Depreciation and amortization                     174            177
  Landing fees and other rent                       213            150
  Food services                                     135            123
  Aircraft maintenance                               95            118
  Personnel expenses                                 70             65
  Other operating expenses                          256            267
                                                  3,501          3,321

Earnings from operations                            303            171

Other income (expense):
  Interest expense                                  (91)           (80)
  Interest capitalized                               10              9
  Interest income                                    23             18
  Equity in earnings of affiliates                   13              8
  Miscellaneous, net                                 (1)           (22)
                                                    (46)           (67)

Earnings before income taxes                        257            104
Provision for income taxes                          103             50

Net earnings                                     $  154         $   54



      See accompanying notes to consolidated financial statements.


               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                      Six Months
                                                     Ended June 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $6,312         $5,873
  Cargo                                             360            332
  Other operating revenues                          452            460
                                                  7,124          6,665
Operating expenses:
  Salaries and related costs                      2,260          2,418
  ESOP compensation expense                         197            -
  Aircraft fuel                                     790            749
  Commissions                                       706            694
  Aircraft rent                                     510            456
  Purchased services                                505            454
  Depreciation and amortization                     337            355
  Landing fees and other rent                       384            304
  Food services                                     254            214
  Aircraft maintenance                              202            227
  Personnel expenses                                133            124
  Other operating expenses                          505            543
                                                  6,783          6,538

Earnings from operations                            341            127

Other income (expense):
  Interest expense                                 (185)          (161)
  Interest capitalized                               22             19
  Interest income                                    42             29
  Equity in earnings of affiliates                   27             14
  Miscellaneous, net                                (19)           (44)
                                                   (113)          (143)
Earnings (loss) before income taxes and
  cumulative effect of accounting change            228            (16)
Provision for income taxes                           91              9
Earnings (loss) before cumulative effect
  of accounting change                              137            (25)
Cumulative effect of accounting change,
  net of tax                                         -             (26)
Net earnings (loss)                              $  137         $  (51)



      See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)


                                                       Six Months
                                                      Ended June 30
                                                   1995           1994
Cash and cash equivalents at beginning of
  period                                         $   444        $   285

Cash flows from operating activities               1,209            915

Cash flows from investing activities:
  Additions to property and equipment               (330)          (178)
  Proceeds on disposition of property and
    equipment                                        306            116
  Decrease (increase) in short-term
    investments                                     (603)            47
  Decrease in related party receivable                85             -
  Other, net                                         (12)            30
                                                    (554)            15

Cash flows from financing activities:
  Repayment of long-term debt                       (407)           (28)
  Principal payments under capital
    lease obligations                                (49)           (63)
  Decrease in short-term borrowings                 (269)           (46)
  Other, net                                          (1)            -
                                                    (726)          (137)

Increase (decrease) in
  cash and cash equivalents                          (71)           793

Cash and cash equivalents at end of period       $   373        $ 1,078


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   163        $   135
  Income taxes                                   $     5        $     2

Non-cash transactions:
  Capital lease obligation incurred              $   182        $    -
  Long-term debt incurred in connection
    with additions to equipment                  $    12        $    12
  Unrealized gain (loss) on investments          $     4        $    (3)


      See accompanying notes to consolidated financial statements.



            United Air Lines, Inc. and Subsidiary Companies
         Notes to Consolidated Financial Statements (Unaudited)

The Company

      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which, except for the effects on the 1994 periods of the employee investment transaction, include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and six month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1994.

ESOP Compensation Expense

      "ESOP compensation expense" in the 1995 second quarter and six-month period represents the estimated average fair value of ESOP convertible preferred stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares, under Employee Stock Ownership Plans which were created as a part of the July 1994 employee investment transaction and recapitalization. ESOP compensation expense was credited to ESOP capital during the 1995 periods.

Other Income (Expense) - Miscellaneous

      Included in "Miscellaneous, net" in the 1994 second quarter and six-month period were charges of $22 million and $41 million, respectively, for costs incurred in connection with the employee investment transaction and recapitalization. Also included were foreign exchange gains of $10 million in both the 1995 and 1994 second quarters, $2 million in the 1995 six-month period and $9 million in the 1994 six-month period. Charges for minority interests in Apollo Travel Services were $6 million in the 1995 and 1994 second quarters and $12 million in the 1995 and 1994 six-month periods.

Income Taxes

      The provisions for income taxes for the 1995 second quarter and six-month period are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The provisions for income taxes for the 1994 second quarter and six-month period were based on the actual effective tax rate for the periods, and include the effects of nondeductible expenses related to the employee investment transaction and recapitalization. Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

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

      Under operating agreements with Galileo, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $62 million in the 1995 second quarter, $59 million in the 1994 second quarter, $124 million in the 1995 six-month period and $118 million in the 1994 six-month period.
 The cost to United of services purchased from Galileo amounted to approximately $27 million in the 1995 second quarter, $25 million in the 1994 second quarter, $52 million in the 1995 six-month period and $46 million in the 1994 six-month period.

Short-term Borrowings

      In the second quarter of 1995, United repaid the entire balance of short-term borrowings outstanding, which amounted to $269 million at March 31, 1995. United has the ability to borrow up to $160 million under this facility, which expires in September 1995.

Long-term Debt

      In addition to scheduled principal payments in the first six months of 1995, United repaid $150 million in principal amount of debentures and $223 million in principal amount of secured notes, resulting in an insignificant loss.

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At June 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. United's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

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

      At June 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $0.9 billion will be spent during the remainder of 1995, $1.1 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and therafter. The major commitments are for the purchase of 29 B777 aircraft, two B747 aircraft and four B757 aircraft. The B777s are expected to be delivered between 1995 and 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 21 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1995, United also had options for an additional 150 B737 aircraft, 33 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 50 A320 aircraft. These option amounts have been reduced to reflect the recent confirmation of two B747 options, the replacement of two B767 options with the B757 orders mentioned above and cancellation of certain options. Under the terms of certain of these remaining options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

Related Party Transactions

      In the first six months of 1995, Air Wisconsin, Inc. repaid the entire $86 million balance of its outstanding loan from United and extended loans to United, amounting to $32 million at June 30, 1995.

Subsequent Event

      In July 1995, United gave notice of its intention to retire all $229 million of its outstanding Japanese yen-denominated deferred purchase certificates. The certificates, which will be retired throughout the third and fourth quarters, were scheduled for repayment periodically through 1998. In connection with the Japanese yen-denominated obligations referred to above, United had entered into a foreign currency swap contract to reduce exposure to currency fluctuations. This swap contract, which was designated as a hedge, will be terminated at the same time as the obligations. The retirement, which will amount to approximately $194 million including accrued interest but net of amounts to be received under the swap contract, will result in an insignificant loss.

      At the same time, United also gave notice of its intention to terminate related operating leases for 39 aircraft, by exercising its right to acquire the aircraft. Operating property and equipment will increase by approximately $400 million by December 31, 1995 as a result of this transaction. Termination of these leases will reduce future minimum lease payments, as reported at December 31, 1994, by $130 million in each of 1996 and 1997 and by $166 million in 1998.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      United's total of cash and cash equivalents and short-term investments was $1.833 billion at June 30, 1995, compared to $1.301 billion at December 31, 1994. Cash flows from operating activities amounted to $1,209 billion. Investing activities, excluding the increase in short-term investments, resulted in cash flows of $49 million. Cash received from related parties in payment of loans, including Air Wisconsin, Inc., amounted to $85 million. Financing activities included principal payments under debt and capital lease obligations of $407 million and $49 million, respectively, and the repayment of $269 million of short-term borrowings.

      In the first six months of 1995, United took delivery of eight A320 aircraft under operating leases. During the period, United also took delivery of five B777 aircraft, two under capital leases and three which were initially purchased, then sold and leased back under operating leases. Property additions, including the three B777s and aircraft spare parts, amounted to $330 million. Property dispositions, including the sale and leaseback of the three B777s, resulted in proceeds of $306 million.

      In July 1995, United gave notice of its intention to retire all $229 million of its outstanding Japanese yen-denominated deferred purchase certificates during the third and fourth quarters of 1995. At the same time, United gave notice of its intention to terminate related operating leases for 39 aircraft, by exercising its right to acquire the aircraft. The net acquisition cost of such aircraft is expected to aggregate $436 million after making all scheduled rent payments.

      At June 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.9 billion, after deducting advance payments. An estimated $0.9 billion will be spent during the remainder of 1995, $1.1 billion in 1996, $1.3 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 29 B777 aircraft, two B747 aircraft and four B757 aircraft. The B777s are expected to be delivered between 1995 and 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 21 A320 aircraft, which are scheduled for delivery through 1998. At June 30, 1995, United also had options for an additional 150 B737 aircraft, 33 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 50 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

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

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At June 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. United's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

      In June 1995, the Indianapolis Airport Authority issued $221 million of special facility bonds, guaranteed by United, related to the maintenance facilities being constructed at its Indianapolis Maintenance Center. In connection with the construction of the Indianapolis Maintenance Center, United agreed to reach an $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event that such targets are not reached, United may be required to make certain additional payments under related agreements.


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

      As a result of the recapitalization, United's capital structure became more highly leveraged. With the increase in debt and reduction in equity resulting from the recapitalization, United's exposure to certain industry risks could be greater than might have been the case prior to the recapitalization. In addition, the transaction resulted in new labor agreements for certain employee groups and a new corporate governance structure for UAL, which was designed to achieve balance between the various employee-owner groups and public stockholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to furlough employees. United's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements. The continued success of the recapitalization will be dependent upon a number of factors, including the state of the competitive environment in the airline industry, competitive responses to United's efforts, United's ability to achieve enduring cost savings through productivity improvements and the renegotiation of labor agreements at the end of the investment period.

      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include reservation and ticket office services, customer service, aircraft maintenance, catering, commissions, aircraft leases and personnel costs. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are for Japanese yen and Australian dollars. During the first six months of 1995, yen-denominated operating revenue net of yen-denominated operating expense was approximately 19.9 billion yen (approximately $215 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 84 million Australian dollars (approximately $62 million).

      Other non-operating income (expense) is also affected as a result of transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency denominated assets and liabilities, primarily yen-denominated balances. To the extent yen-denominated liability balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars. At June 30, 1995, yen-denominated assets were approximately equal to yen-denominated liabilities.

      United expects that it will continue to be affected by the above mentioned factors, but cannot predict how foreign currency exchange rates will move in the future.

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

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan resulted in a reduction of approximately $30 million in United's commission expense for the first six months of 1995; however, United estimates the reduction of commission expense in the second half of 1995 will be between $50 million and $60 million. Litigation challenging this payment plan is pending. A decision on the defendant airlines' motion for summary judgment and the plaintiff travel agencies' motion for preliminary injunction is expected during the third quarter of 1995. (See Part II, Item 1. Legal Proceedings)

Summary of Results

      United's earnings from operations were $341 million in the first six months of 1995, compared to operating earnings of $127 million in the first six months of 1994. United's net earnings in the 1995 six-month period were $137 million, compared to a net loss of $51 million in the same period of 1994. The 1994 loss includes a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994.

      In the second quarter of 1995, United's earnings from operations were $303 million, compared to $171 million in the second quarter of 1994. United's net earnings in the second quarter of 1995 were $154 million, compared to net earnings of $54 million in the first quarter of 1994.

      Specific factors affecting United's consolidated operations for the second quarter and first six months of 1995 are described below.

Second Quarter 1995 Compared with Second Quarter 1994.

      Operating revenues increased $312 million (9%). United's revenue per available seat mile increased 5% to 9.68 cents. Passenger revenues increased $290 million (9%) due to a 5% increase in yield to 11.97 cents and a 4% increase in revenue passenger miles. Domestic revenue passenger miles increased 5% and Pacific increased 6%. Atlantic revenue passenger miles decreased 1% and Latin America was relatively unchanged.
 Available seat miles increased 4% systemwide, as increases of 11% and 3% on Pacific and Domestic routes, respectively, were partially offset by a 4% decrease in the Atlantic and a 1% decrease in Latin America. United's system passenger load factor increased 0.3 points to 71.9%.

      Cargo revenues increased $17 million (10%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues increased $5 million (2%).

      Operating expenses increased $180 million (5%); however, United's cost per available seat mile increased only 2% from 8.77 cents to 8.91 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 second quarter cost per available seat mile would have been 8.64 cents, a decrease of 1% from 1994. ESOP compensation expense of $108 million in the 1995 second quarter represents the estimated average fair value of ESOP stock committed to be released to employees for the quarter, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares. Landing fees and other rent increased $63 million (42%) due to increased facilities rent, particularly due to new facilities at Denver. Aircraft fuel expense increased $33 million (9%) due to a 4% increase in consumption and a 4% increase in the average price per gallon of fuel to 58.9 cents. Aircraft rent increased $31 million (13%) as a result of new aircraft acquired on operating leases. Purchased services increased $30 million (13%) due principally to volume-related increases in computer reservations fees and credit card discounts. Food services increased $12 million (10%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $69 million (6%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups. Aircraft maintenance decreased $23 million (19%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles.

      Other expense amounted to $46 million in the second quarter of 1995 compared to $67 million in the second quarter of 1994. Interest expense increased $11 million (14%) due primarily to interest on the debentures issued in connection with the recapitalization. Included in the second quarter of 1994 was a charge of $22 million for costs incurred in connection with the employee investment transaction. In addition, both the 1995 and 1994 periods included foreign exchange gains of $10 million.

Six Months 1995 Compared with Six Months 1994.

      Operating revenues increased $459 million (7%). United's revenue per available seat mile increased 2% to 9.27 cents. Passenger revenues increased $439 million (7%) due principally to a 6% increase in revenue passenger miles and a 1% increase in yield to 11.77 cents. Domestic and Pacific revenue passenger miles increased 7% and Latin America increased 1%. Atlantic revenue passenger miles decreased 3%. Available seat miles increased 5% systemwide, as increases of 13% and 4% on Pacific and Domestic routes, respectively, were partially offset by a 4% decrease in the Atlantic. As a result, the system passenger load factor increased
0.9 points to 69.5%.

      Cargo revenues increased $28 million (8%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $8 million (2%) due primarily to a decrease in fuel sales.

      Operating expenses increased $245 million (4%); however, United's cost per available seat mile decreased 1% from 8.90 cents to 8.82 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 six month cost per available seat mile would have been 8.57 cents, a decrease of 4% from 1994. ESOP compensation expense of $197 million in the first six months of 1995 represents the estimated average fair value of ESOP stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares. Landing fees and other rent increased $80 million (26%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of departures increased 9%. Aircraft rent increased $54 million (12%) as a result of new A320 and B777 aircraft on operating leases. Purchased services increased $51 million (11%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft fuel expense increased $41 million (5%) as fuel consumption increased 5% and the average price per gallon of fuel remained relatively unchanged at 57.9 cents. Food services increased $40 million (19%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $158 million (7%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups. Aircraft maintenance decreased $25 million (11%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles. Depreciation and amortization expense decreased $18 million (5%), as certain assets, principally B727 aircraft, are now fully depreciated. Other operating expenses decreased $38 million (7%) due mainly to lower fuel sales.

      Other expense amounted to $113 million in the first six months of 1995 compared to $143 million in the same period of 1994. Interest expense increased $24 million (15%) due primarily to interest on the debentures issued in connection with the recapitalization. Included in "Miscellaneous, net" in the 1994 six-month period was a charge of $41 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange gains of $2 million and $9 million, respectively. Charges for minority interests in Apollo Travel Services were $12 million in both the 1995 and 1994 six-month periods.

      The income tax provision for the first six months of 1994 was significantly impacted by the nondeductibility of certain recapitalization costs.

                              Part II
                         Other Information


Item 1.  Legal Proceedings.

     In Re Airline Travel Agency Commission Litigation. On February 13, l995 and dates thereafter United Air Lines, Inc. ("United") and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. As a result of an order by the multi-district panel, the suits are now consolidated before the federal court in Minneapolis. A discovery and motion filing schedule has been established by this court, under which a hearing was held on July 7, 1995, on plaintiffs' motion for a preliminary injunction and the carriers' motion for summary judgment. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action.

     Summers et al. v. State Street Bank and Trust Company et al. On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental Employee Stock Ownership Plan (together, the "Plans") in the United States District Court for the Northern District of Illinois. The complaint is brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs allege that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL Corporation ("UAL") preferred stock by the Plans. The Plans are nominal defendants; no relief is sought from them. The complaint seeks a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for the stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. On July 12, 1995, the defendants filed a motion to dismiss the complaint in its entirety. A ruling is expected on that motion on or before the September 20, 1995 hearing set by the presiding judge.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibit 10.1 - Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1123 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
        10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and
        10.28 to UAL's Form 10-K for the year ended December 31, 1994, and (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.1 hereto is filed as Exhibit 10.4 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.2 - Change Order No. 6 dated February 21, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.2 hereto is filed as Exhibit 10.5 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.3 - Letter Agreement No. 6-1162-RCN-916 dated May 23, 1995 to the 777-200 Purchase Agreement. (Exhibit
        10.3 hereto is filed as Exhibit 10.6 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.4 - Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1124 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's Form 10-Q for the
        quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv)
        Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, and (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.4 hereto is filed as Exhibit 10.7 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.5 - Change Order No. 1 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed as Exhibit 10.8 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.6 - Amendment No. 3 dated as of March __, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1993, (ii) Exhibits 10.15 and 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibit 10.31 to UAL's Form 10-K for the year ended December 31, 1994)). (Exhibit 10.6 hereto is filed as Exhibit 10.9 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges.

        Exhibit 27 - Financial Data Schedule.

    (b) Form 8-K dated May 2, 1995 to report certain documents relating to United Airlines Pass Through Certificates,
        Series 1995-A.


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


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Gerald Greenwald
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        Douglas A. Hacker
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)


                                   By:  /s/ Frederic F. Brace
                                        Frederic F. Brace
                                        Vice President - Financial
                                        Analysis and Controller
                                        (Principal Accounting Officer)



Dated:  August 9, 1995

                           Exhibit Index


Exhibit No.          Description

10.1 Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1123 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993,
          (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits
          10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, and (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.1 hereto is filed as Exhibit 10.4 to UAL's quarterly report on Form 10-Q for the quarter ended
          June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.2 Change Order No. 6 dated February 21, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.2 hereto is filed as Exhibit 10.5 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.3 Letter Agreement No. 6-1162-RCN-916 dated May 23, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.3 hereto is filed as Exhibit 10.6 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.4 Side Letter Agreement dated June 8, 1995 to Letter Agreement No. 6-1162-DLJ-1124 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's Form
          10-Q for the quarter ended June 30, 1993, (iii) Exhibit
          10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and
          10.30 to UAL's Form 10-K for the year ended December 31, 1994, and (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.4 hereto is filed as Exhibit 10.7 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.5 Change Order No. 1 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed as Exhibit 10.8 to UAL's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.6 Amendment No. 3 dated as of March __, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to
          UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1993, (ii) Exhibits 10.15 and 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibit 10.31 to UAL's Form 10-K for the year ended December 31, 1994)). (Exhibit 10.6 hereto is filed as Exhibit 10.9 to UAL's quarterly report on Form 10-Q for the quarter ended
          June 30, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

12.1      Computation of Ratio of Earnings to Fixed Charges.

27        Financial Data Schedule.