Form 10-Q
period 1995-09-30
UNITED AIR LINES INC
filed 1995-11-13
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995,  Commission File Number 33-21220*

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

                                        Outstanding at
          Class                         October 31, 1995

      Common Stock ($5 par value)              200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


          United Air Lines, Inc. and Subsidiary Companies
                        Report on Form 10-Q
             For the Quarter Ended September 30, 1995

Index

Part I.  Financial Information                              Page No.

         Item 1.   Financial statements:

                   Condensed statement of consolidated             3
                   financial position - as of September 30, 1995
                   (unaudited) and December 31, 1994

                   Statement of consolidated operations            5
                   (unaudited) - for the three months and nine months ended September 30, 1995 and 1994

                   Condensed statement of consolidated             7
                   cash flows (unaudited) - for the nine
                   months ended September 30, 1995 and 1994

                   Notes to consolidated financial                 8
                   statements (unaudited)

         Item 2.   Management's discussion and analysis           12
                   of financial condition and results of
                   operations

Part II.  Other Information

          Item 1.   Legal Proceedings                             20
          Item 5.   Other Information                             20
          Item 6.   Exhibits and Reports on Form 8-K              21


Signatures                                                        22


Exhibit Index                                                     23






                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


             United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Financial Position
                              (In Millions)


                                                 September 30,
                                                    1995         December 31,
Assets                                           (Unaudited)         1994

Current assets:
  Cash and cash equivalents                       $   422         $   444
  Short-term investments                            1,126             857
  Receivables, net                                  1,114             887
  Related party receivables                            -               77
  Inventories, net                                    304             285
  Deferred income taxes                               139             155
  Prepaid expenses and other                          345             335
                                                    3,450           3,040



Operating property and equipment:
  Owned                                            11,004          10,811
  Accumulated depreciation and amortization        (5,054)         (4,775)
                                                    5,950           6,036


  Capital leases                                    1,386           1,132
  Accumulated amortization                           (490)           (447)
                                                      896             685

                                                    6,846           6,721



Other assets:
  Intangibles, net                                    739             762
  Deferred income taxes                               331             479
  Related party receivables                           552             570
  Other                                               474             380
                                                    2,096           2,191



                                                  $12,392         $11,952


           See accompanying notes to consolidated financial statements.





                  United Air Lines, Inc. and Subsidiary Companies
              Condensed Statement of Consolidated Financial Position
                                   (In Millions)



                                             September 30,
                                                1995        December 31,
Liabilities and Stockholder's Equity         (Unaudited)        1994

Current liabilities:
  Short-term borrowings                      $    -          $   269
  Current portions of long-term debt
    and capital lease obligations                334             439
  Advance ticket sales                         1,322           1,020
  Accounts payable                               737             657
  Other                                        2,611           2,508
                                               5,004           4,893

Long-term debt                                 2,505           2,849

Long-term obligations under capital leases       918             727

Other liabilities and deferred credits:
  Deferred pension liability                     251             520
  Postretirement benefit liability             1,211           1,148
  Deferred gains                               1,245           1,363
  Other                                          500             459
                                               3,207           3,490

Minority interest                                 57              49

Stockholder's equity:
  Common stock                                    -               -
  Additional capital invested                     45              -
  ESOP capital                                   803             266
  Retained earnings (deficit)                    171            (214)
  Unearned ESOP preferred stock                 (285)            (83)
  Other                                          (33)            (25)
                                                 701             (56)
Commitments and contingent liabilities
  (See note)

                                             $12,392         $11,952

         See accompanying notes to consolidated financial statements.



               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Three Months
                                                   Ended September 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $3,694         $3,400
  Cargo                                             197            169
  Other operating revenues                          224            230
                                                  4,115          3,799
Operating expenses:
  Salaries and related costs                      1,137          1,160
  ESOP compensation expense                         139             88
  Aircraft fuel                                     435            425
  Commissions                                       409            389
  Aircraft rent                                     258            231
  Purchased services                                277            244
  Depreciation and amortization                     182            184
  Landing fees and other rent                       216            166
  Food services                                     146            141
  Aircraft maintenance                              100            102
  Personnel expenses                                 76             62
  Other operating expenses                          272            297
                                                  3,647          3,489

Earnings from operations                            468            310

Other income (expense):
  Interest expense                                  (90)           (99)
  Interest capitalized                                9             12
  Interest income                                    25             18
  Equity in earnings of affiliates                   14              6
  Miscellaneous, net                                (24)           (86)
                                                    (66)          (149)

Earnings before income taxes                        402            161
Provision for income taxes                          155             80

Net earnings                                     $  247         $   81


      See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
               Statement of Consolidated Operations (Unaudited)
                                (In Millions)

                                                     Nine Months
                                                   Ended September 30
                                                  1995           1994
Operating revenues:
  Passenger                                      $10,006        $ 9,273
  Cargo                                              557            501
  Other operating revenues                           676            690
                                                  11,239         10,464
Operating expenses:
  Salaries and related costs                       3,397          3,578
  ESOP compensation expense                          336             88
  Aircraft fuel                                    1,225          1,174
  Commissions                                      1,115          1,083
  Aircraft rent                                      768            687
  Purchased services                                 782            698
  Depreciation and amortization                      519            539
  Landing fees and other rent                        600            470
  Food services                                      400            355
  Aircraft maintenance                               302            329
  Personnel expenses                                 209            186
  Other operating expenses                           777            840
                                                  10,430         10,027

Earnings from operations                             809            437

Other income (expense):
  Interest expense                                  (275)          (260)
  Interest capitalized                                31             31
  Interest income                                     67             47
  Equity in earnings of affiliates                    41             20
  Miscellaneous, net                                 (43)          (130)
                                                    (179)          (292)
Earnings before income taxes and
  cumulative effect of accounting change             630            145
Provision for income taxes                           246             89
Earnings before cumulative
  effect of accounting change                        384             56
Cumulative effect of accounting change,
  net of tax                                          -             (26)

Net earnings                                     $   384        $    30


      See accompanying notes to consolidated financial statements.




               United Air Lines, Inc. and Subsidiary Companies
          Condensed Statement of Consolidated Cash Flows (Unaudited)
                                (In Millions)

                                                       Nine Months
                                                    Ended September 30
                                                   1995           1994

Cash and cash equivalents at beginning of
  period                                         $   444        $   285

Cash flows from operating activities               1,440          1,119

Cash flows from investing activities:
  Additions to property and equipment               (742)          (416)
  Proceeds on disposition of property and
    equipment                                        327            413
  Increase in short-term investments                (269)          (249)
  Decrease in related party receivables               94             24
  Other, net                                         (14)            23
                                                    (604)          (205)

Cash flows from financing activities:
  Repayment of long-term debt                       (510)          (108)
  Issuance of long-term debt                          -             735
  Principal payments under capital
    lease obligations                                (66)           (78)
  Decrease in short-term borrowings                 (269)           (46)
  Cash dividend to parent company                     -          (1,041)
  Other, net                                         (13)            -
                                                    (858)          (538)
Increase (decrease) in cash
  and cash equivalents                               (22)           376

Cash and cash equivalents at end of period       $   422        $   661


Cash paid during the period for:
  Interest (net of amounts capitalized)          $   231        $   207
  Income taxes                                   $     6        $     3

Non-cash transactions:
  Capital lease obligations incurred             $   277        $    -
  Long-term debt incurred in connection
    with additions to equipment                  $    23        $    18
  Unrealized gain on investments                 $     4        $     2


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

ESOP Compensation Expense

      "ESOP compensation expense" represents the estimated average fair value of ESOP convertible preferred stock committed to be released to employees for the period, net of amounts used to satisfy dividend requirements for previously allocated ESOP convertible preferred shares, under Employee Stock Ownership Plans which were created as a part of the July 1994 employee investment transaction and recapitalization. ESOP compensation expense is credited directly to stockholder's equity.

Other Income (Expense) - Miscellaneous

"Miscellaneous, net" consisted of the following:

                               Third Quarter       Nine-month Period
                               1995      1994       1995      1994
Foreign exchange gains
  (losses)                     $(16)     $  -       $(14)     $   9
Gains on dispositions
  of property                     5         2          6          5
Minority interests in
  Apollo Travel Services         (6)       (6)       (18)       (18)
Recapitalization
  transaction costs               -       (80)         -       (121)
Other                            (7)       (2)       (17)        (5)

                               $(24)     $(86)      $(43)     $(130)



Income Taxes

      The provisions for income taxes for the 1995 third quarter and nine-month period are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. The provisions for income taxes for the 1994 third quarter and nine-month period were based on the actual effective tax rate for the periods, and include the effects of nondeductible expenses related to the employee investment transaction and recapitalization. Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

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

      Under operating agreements with Galileo, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $59 million in the 1995 third quarter, $60 million in the 1994 third quarter, $183 million in the 1995 nine-month period and $178 million in the 1994 nine-month period. The cost to United of services purchased from Galileo amounted to approximately $28 million in the 1995 third quarter, $24 million in the 1994 third quarter, $80 million in the 1995 nine-month period and $70 million in the 1994 nine-month period.

Short-term Borrowings

      In the second quarter of 1995, United repaid all $269 million of its outstanding short-term borrowings. United has the ability to borrow up to $270 million under this short-term facility, which was recently extended through February 1996.

Prepayment of Obligations

      In September 1995, United retired $91 million of outstanding Japanese yen-denominated deferred purchase certificates. The remaining balance of these certificates, amounting to $104 million, will be retired in the fourth quarter. The certificates were scheduled for repayment periodically through 1998. In connection with the obligations referred to above, United had entered into a foreign currency swap contract, which was designated as a hedge, to reduce exposure to currency fluctuations. The portion of this swap contract related to the debt retired in September was terminated at the same time as the obligations. Similarly, the portion of the swap contract related to the remaining debt balance will be terminated in the fourth quarter. The retirement has thus far resulted, and is expected to result in the aggregate, in an insignificant loss.

      In September 1995, United also terminated related operating leases for 15 aircraft, by exercising its right to acquire the aircraft. Operating property and equipment increased $200 million as a result of the acquisition of these aircraft. In the fourth quarter, United will terminate operating leases for an additional 24 aircraft, acquiring the aircraft and increasing operating property and equipment by approximately $200 million. Termination of these leases will reduce future minimum lease payments, as reported at December 31, 1994, by $130 million in each of 1996 and 1997 and by $166 million in 1998.

      In addition to scheduled principal payments and the deferred purchase certificate retirement, United repaid $150 million in principal amount of debentures and $223 million in principal amount of secured notes in the first nine months of 1995, resulting in an insignificant loss.

      In October 1995, United repaid prior to maturity an additional $19 million in principal amount of debentures.

Shelf Registration Statement

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At September 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. United's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

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

      At September 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1995, $1.5 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 27 B777 aircraft (11 of which, beginning in 1997, are longer-range "B" market versions), two B747 aircraft and four B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 21 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1995, United also had options for an additional 144 B737 aircraft, 31 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 47 A320 aircraft. These option amounts have been reduced to reflect the recent confirmation of two B747 options, the replacement of two B767 options with the B757 orders mentioned above and cancellation of certain options. Under the terms of certain of these remaining options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise.

Related Party Transactions

      During the first nine months of 1995, Air Wisconsin, Inc. repaid the entire $86 million balance of its outstanding loan from United and extended loans to United, amounting to $42 million at September 30, 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      United's total of cash and cash equivalents and short-term investments was $1.548 billion at September 30, 1995, compared to $1.301 billion at December 31, 1994. Cash flows from operating activities amounted to $1.440 billion. Investing activities, excluding the increase in short-term investments, resulted in cash outflows of $335 million. Financing activities included principal payments under debt and capital lease obligations of $510 million and $66 million, respectively, and the repayment of $269 million of short-term borrowings. Included in the debt payments above was the retirement of $449 million of long-term debt prior to maturity.

      In the first nine months of 1995, United took delivery of eight A320 aircraft under operating leases. During the period, United also took delivery of seven B777 aircraft, three under capital leases and four which were initially purchased. Of the four B777 aircraft purchased, three were subsequently sold and leased back under operating leases. In addition, United acquired 15 previously leased aircraft, 9 B727s and 6 DC10s, upon termination of operating leases. Property additions, including aircraft and spare parts, amounted to $742 million.
 Property dispositions, including the sale and leaseback of the three B777s, resulted in proceeds of $327 million.

      In the fourth quarter of 1995, United will retire prior to maturity the remaining balance, $104 million, of Japanese yen-denominated debt and terminate related operating leases for 24 aircraft by acquiring the aircraft from the lessor. United may from time to time purchase on the open market in privately negotiated purchases or otherwise debentures as part of its efforts to reduce its obligations and improve its balance sheet.

      At September 30, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments. An estimated $0.3 billion will be spent during the remainder of 1995, $1.5 billion in 1996, $1.3 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 27 B777 aircraft (11 of which, beginning in 1997, are longer-range "B" market versions), two B747 aircraft and four B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 21 A320 aircraft, which are scheduled for delivery through 1998. At September 30, 1995, United also had options for an additional 144 B737 aircraft, 31 B757 aircraft, 34 B777 aircraft, 43 B747 aircraft, 6 B767 aircraft and 47 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options it does not exercise. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1995, United announced that, under a revised fleet plan, it would use most of the new aircraft to be delivered through 1997 to replace older aircraft in its fleet. As a result, the number of aircraft in United's operating fleet is expected to increase by 19 during that time, compared to an increase of 48 aircraft called for by United's previous fleet plan. In October 1995, certain employees of the Boeing Company ("Boeing") began a labor strike, which will affect Boeing's ability to deliver as scheduled certain new aircraft which United has on order. Specifically, three B777 aircraft which were scheduled for delivery in the fourth quarter of 1995 are now expected to be delivered in 1996. United expects to make schedule adjustments to minimize the effects of the strike on its operations; however, continuation of the strike may impact planned growth in capacity for 1996.

      In May 1995, United issued $246 million of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At September 30, 1995, up to $789 million of securities could be issued under the shelf registration statement, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its certificate of incorporation, which was restated in connection with the recapitalization.

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

      In October 1995, UAL announced that it is conducting an evaluation of USAir Group, Inc. ("USAir") to determine whether it should submit a proposal to acquire USAir's business and operations. UAL expects to make a decision during the fourth quarter as to whether it will submit an offer. There can be no assurance that UAL will submit any proposal to USAir or, if submitted, as to the terms and conditions of any such proposal, or that any transaction will be consummated. Such an acquisition of USAir's business could have a significant impact on United's financial position, results of operations and liquidity. Immediately following this announcement, Standard and Poor's placed UAL and United securities on CreditWatch with negative implications.


RESULTS OF OPERATIONS

      United's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which it is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs, are adversely affected by winter weather on occasion.

      The results of operations in the airline business historically fluctuate significantly in response to general economic conditions. This is because small fluctuations in yield (passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant effect on operating results. United anticipates industrywide fare levels, low-cost competition, general economic conditions, fuel costs, international governmental policies and other factors will continue to affect its operating results.

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

      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include reservation and ticket office services, customer service, aircraft maintenance, catering, commissions, aircraft leases and personnel costs. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are for Japanese yen and Australian dollars. During the first nine months of 1995, yen-denominated operating revenue net of yen-denominated operating expense was approximately 26.4 billion yen (approximately $296 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 134 million Australian dollars (approximately $99 million).

      Other non-operating income (expense) is also affected as a result of transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency denominated assets and liabilities. To the extent yen-denominated liability balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars. At September 30, 1995, yen-denominated assets in excess of yen-denominated liabilities were used to hedge certain operating lease obligations.

      United expects that it will continue to be affected by the above mentioned factors, but cannot predict how foreign currency exchange rates will move in the future.

      The Omnibus Budget Reconciliation Act of 1993 signed into law on August 10, 1993, imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax became effective October 1, 1995. Based on United's 1994 domestic fuel consumption of 1.7 billion gallons, the new fuel tax is expected to increase United's operating expenses by approximately $75 million annually.

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for round-trip domestic tickets and a maximum of $25 for one-way domestic tickets. The new commission plan resulted in a reduction of approximately $60 million in United's commission expense for the first nine months of 1995 and United estimates the reduction of commission expense to be between $20 million and $30 million per quarter on an on-going basis. Litigation challenging this payment plan has been filed against United and other airlines who adopted similar payment plans. In the third quarter of 1995, the defendant airlines' motion for summary judgment was denied, as was the plaintiff travel agencies' motion for preliminary injunction. (See Part II, Item 1. Legal Proceedings)

Summary of Results

      United's earnings from operations were $809 million in the first nine months of 1995, compared to operating earnings of $437 million in the first nine months of 1994. United's net earnings in the 1995 nine-month period were $384 million, compared to net earnings of $30 million in the same period of 1994. The 1994 earnings include a $26 million after tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994.

      In the third quarter of 1995, United's earnings from operations were $468 million, compared to $310 million in the third quarter of 1994. United's net earnings in the third quarter of 1995 were $247 million, compared to net earnings of $81 million in the third quarter of 1994.

      Specific factors affecting United's consolidated operations for the third quarter and first nine months of 1995 are described below.

Third Quarter 1995 Compared with Third Quarter 1994.

      Operating revenues increased $316 million (8%). United's revenue per available seat mile increased 4% to 9.79 cents. Passenger revenues increased $294 million (9%) due to an 8% increase in yield to 11.87 cents and a 1% increase in revenue passenger miles. Pacific revenue passenger miles increased 5% and Latin America increased 1%. Atlantic revenue passenger miles decreased 5% and Domestic was relatively unchanged. Available seat miles increased 4% systemwide, as increases of 7% and 6% on Pacific and Domestic routes, respectively, were partially offset by a 6% decrease in the Atlantic. Latin American available seat miles were unchanged. The system passenger load factor decreased 2.9 points to 73.7%.

      Cargo revenues increased $28 million (17%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $6 million (3%) due mainly to lower fuel sales.

      Operating expenses increased $158 million (5%); however, United's cost per available seat mile increased only slightly, from 8.66 cents to
8.67 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased from 8.32 cents to 8.34 cents. ESOP compensation expense increased $51 million (58%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees, and a shorter expense period in 1994, as the employee investment transaction took place on July 12, 1994. Landing fees and other rent increased $50 million (30%) due to increased facilities rent, particularly due to new facilities at Denver International Airport. Purchased services increased $33 million (14%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft rent increased $27 million (12%) as a result of new aircraft acquired on operating leases. Personnel expenses increased $14 million (23%), reflecting increased layover costs incurred principally in support of international operations. Aircraft fuel expense increased $10 million (2%) due to a 4% increase in consumption, partially offset by a 2% decrease in the average price per gallon of fuel to 58.3 cents.
      Salaries and related costs decreased $23 million (2%) primarily due to $48 million of one-time ESOP related costs recorded in 1994, partially offset by higher average wage rates for employee groups not participating in the ESOPs and increased staffing in certain customer-oriented positions. Aircraft maintenance decreased $2 million (2%) due principally to the timing of maintenance cycles. Other operating expenses decreased $25 million (8%) due mainly to lower costs of fuel sales.

      Other expense amounted to $66 million in the third quarter of 1995 compared to $149 million in the third quarter of 1994. Interest expense decreased $9 million (9%) due to lower average outstanding debt obligations. Interest income increased $7 million (39%) due to higher average interest rates on investments. Equity in earnings of affiliates increased $8 million due primarily to higher Galileo earnings resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1995 third quarter was a $5 million gain on the disposition of a B747 aircraft. Included in the 1994 third quarter was a charge of $80 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 third quarter included foreign exchange losses of $16 million, while foreign exchange gains in the 1994 third quarter were insignificant.

Nine Months 1995 Compared with Nine Months 1994.

      Operating revenues increased $775 million (7%). Revenue per available seat mile increased 3% to 9.45 cents. Passenger revenues increased $733 million (8%) due principally to a 4% increase in revenue passenger miles and a 4% increase in yield to 11.81 cents. Domestic, Pacific and Latin American revenue passenger miles increased 5%, 6% and 1%, respectively. Atlantic revenue passenger miles decreased 4%. Available seat miles increased 5% systemwide, as increases of 11% and 4% on Pacific and Domestic routes, respectively, were partially offset by a 5% decrease in the Atlantic. As a result, United's system passenger load factor decreased 0.4 points to 71.0%.

      Cargo revenues increased $56 million (11%), as both freight and mail revenues increased due to higher cargo volumes. Other operating revenues decreased $14 million (2%) due primarily to a decrease in fuel sales.

      Operating expenses increased $403 million (4%); however, United's cost per available seat mile decreased from 8.81 cents to 8.77 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1995 nine month cost per available seat mile would have been 8.49 cents, a decrease of 2% from 8.69 cents in 1994. ESOP compensation expense increased $248 million, reflecting primarily a shorter expense period in 1994, as the employee investment transaction took place on July 12, 1994. Landing fees and other rent increased $130 million (28%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of systemwide departures increased 9%. Aircraft rent increased $81 million (12%) as a result of new A320 and B777 aircraft on operating leases. Purchased services increased $84 million (12%) due principally to volume-related increases in computer reservations fees and credit card discounts. Aircraft fuel expense increased $51 million (4%) as fuel consumption increased 5% and the average price per gallon of fuel remained relatively unchanged at 58.0 cents. Food services increased $45 million (13%) due to the new catering arrangements resulting from the 1994 sale of flight kitchens and increased passenger volumes.

      Salaries and related costs decreased $181 million (5%) primarily due to savings resulting from wage and benefit concessions made by employees participating in the ESOPs, partially offset by higher average wage rates for other employee groups and increased staffing in certain customer-oriented positions. Aircraft maintenance decreased $27 million (8%) due principally to the removal of certain older aircraft from United's operating fleet and the timing of maintenance cycles. Depreciation and amortization expense decreased $20 million (4%), as certain assets, principally B727 aircraft, are now fully depreciated. Other operating expenses decreased $63 million (8%) due mainly to lower fuel sales.

      Other expense amounted to $179 million in the first nine months of 1995 compared to $292 million in the same period of 1994. Interest expense increased $15 million (6%) due primarily to higher average interest rates caused in large part by the debentures issued in connection with the recapitalization. Included in "Miscellaneous, net" in the 1995 nine-month period was a $5 million gain on the disposition of a B747 aircraft. Included in the 1994 nine-month period was a charge of $121 million for costs incurred in connection with the employee investment transaction. In addition, the 1995 and 1994 periods included foreign exchange gains (losses) of $(14) million and $9 million, respectively.

      The income tax provision for the first nine months of 1994 was significantly impacted by the nondeductibility of certain recapitalization costs.

                             Part II
                         Other Information


Item 1.  Legal Proceedings.

     Travel Agency Commission Litigation - On February 13, 1995 and dates thereafter United Air Lines, Inc. and six other airlines were sued in various courts around the nation by travel agents and ASTA claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. As a result of an order by the multi-district panel, the suits are now consolidated before the federal courts in Minneapolis. The court, on August 23, 1995, denied the plaintiffs' motion for preliminary injunction as well as the defendants' motion for summary judgment. The airlines filed an interlocutory appeal on the denial for summary judgment, which was also denied. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action.

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

     Mileage Plus Class Actions - On December 10, 1993, January 18, 1994, November 3, 1994 and February 9, 1995 class actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of members of the Mileage Plus Program. The actions, as amended, claimed that various changes instituted by United in the Mileage Plus Program breached United's contracts with its program members. On October 13, 1995, the court granted United's motion to dismiss the cases with prejudice.

Item 5.  Other Information.

On October 2, 1995, UAL Corporation announced that it is conducting an evaluation of USAir to determine whether it should submit a proposal to acquire USAir's business and operations. There can be no assurance that UAL Corporation will submit any proposal to USAir, or, if submitted, as to the terms and conditions of any such proposal, or that any transaction will be consummated. UAL expects to make a decision during the fourth quarter as to whether it will submit an offer.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges.

         Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the third quarter of 1995.

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


                                   By:  /s/ Douglas A. Hacker

                                        Douglas A. Hacker
                                        Senior Vice President-Finance
                                        (Principal Financial Officer)


                                   By:  /s/ Frederic F. Brace

                                        Frederic F. Brace
                                        Vice President - Financial
                                        Analysis and Controller
                                        (Principal Accounting Officer)



Dated:  November 9, 1995


                           Exhibit Index


Exhibit No.          Description

12.1           Computation of Ratio of Earnings to Fixed
               Charges.

27             Financial Data Schedule.