Form 10-K405
period 1995-12-31
UNITED AIR LINES INC
filed 1996-03-08
CIK 101001

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1995 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                to

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

Registrant's telephone number, including area code (847) 952-4000

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS               ON WHICH REGISTERED
       ---------------------             ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of common stock outstanding as of March 1, 1996 was 200. The Registrant is a wholly-owned subsidiary of UAL
Corporation, and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions J(1)(a) and J(1)(b) of Form 10-K and is omitting herein information in response to Items 4, 10, 11, 12 and 13.


                               PART I

ITEM 1.  BUSINESS.

     United Air Lines, Inc. ("United" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. The world headquarters of the Company are located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The Company's mailing address is P.O. Box 66100, Chicago, Illinois 60666. The telephone number for the Company is (847) 952-4000.

     United is the principal subsidiary of UAL Corporation, a Delaware corporation ("UAL"), and is wholly-owned by UAL. United accounted for virtually all of UAL's revenues and expenses in 1995. United is a major commercial air transportation company.

     UAL is the world's largest majority employee-owned company. A recapitalization that occurred in July 1994 (the "Recapitalization") provided an approximately 55% equity and voting interest in UAL common stock to United employees who are members of the Air Line Pilots Association, International, the International Association of Machinists and Aerospace Workers and U.S. non-union management and salaried employees through an employee stock ownership plan ("ESOP"). In addition, separate from this U.S.-based ESOP, UAL has also established employee stock programs covering most of the Company's employees in Argentina, Australia, Canada, France, Germany, Hong Kong, Japan, Mexico, Netherlands, New Zealand, Philippines, Singapore, Switzerland, Taiwan and the United Kingdom. As of March 1, 1996, approximately 14,500 shares of UAL common stock have been allocated to such plans. Subject to the requirements of local law, UAL intends to implement similar programs for employees located in the remaining foreign countries.

Airline Operations

     United has been engaged in the air transportation of persons, property and mail since 1934, and certain of its predecessors began operations as early as 1926. United is the world's largest airline as measured by revenue passenger miles flown. At the end of 1995, United served 144 airports in the United States and 30 foreign countries and three territories. During 1995, United averaged 2,172 departures daily, flew a total of 112 billion revenue passenger miles, and carried an average of 215,521 passengers per day.

     United provides its domestic and international service principally through a system of hub airports at major cities. Each hub provides United flights to a network of spoke destinations as well as flights to the other United hubs. This arrangement permits travelers to fly from point of origin to more destinations without changing carriers. United has a global network of hubs primarily designed to fly travelers between North America and the Pacific, Latin America and Europe. North American hubs include Chicago, Denver, Washington, D.C., San Francisco and Los Angeles. United also operates a major hub operation at Tokyo, allowing United to participate in intra-Pacific traffic. Latin America services are operated from Miami, New York City and Los Angeles gateways, of which the Miami and New York City gateways account for over 75% of the traffic to South America. European service was initiated in 1991 and is provided to London, Paris, Amsterdam, Milan, Brussels, Zurich and Frankfurt from several of United's U.S. hubs.

     In December 1995, United became a truly global carrier with the start up of around the world service, operating New York - London - New Delhi - Hong Kong - Los Angeles - New York, in both directions.

     During the last several years, United has strengthened the revenue generating capability of its hub airports by: (1) adding new spokes (routes to new cities); (2) adding frequencies on previously operated route segments; and (3) entering into marketing agreements with smaller U.S. air carriers which serve less populated destinations, and with foreign carriers which serve destinations that United could not serve itself for economic or regulatory reasons.

     Under the United Express program, six independent regional carriers, utilizing mainly turboprop equipment, feed United hubs and international gateways. Currently, the carriers in the United Express program provide seamless service on United to 195 cities where true on-line United service is not commercially viable. Also, North American traffic is served by code-sharing agreements United has with five independent air carriers.

     Since October 1994, United has operated a new service, "Shuttle by United", designed to compete with low cost carriers on routes under 750 miles. As of February 1996, Shuttle by United was operating daily 366 flights on 14 routes between 12 West Coast cities. Shuttle by United is strategically important to United in domestic, transcontinental, Latin American and Pacific markets by providing critical feed traffic and market presence on the West Coast.

     Alliances with other international carriers have allowed United to participate in markets that it is unable to serve on-line for commercial or governmental reasons. Through joint frequent flyer participation, code sharing of operations, and enhanced customer service coordination, the alliance carriers' goal is to provide each of their customers a seamless global travel network. United's principal global alliance partner is Germany's flag carrier, Lufthansa. Through Lufthansa, United has dramatically increased its trans-Atlantic operations to Europe and beyond, including Eastern Europe and the former Soviet Union. With the U.S. and Germany having initialed a new "open skies" civil aviation agreement to liberalize air travel between the two countries, United and Lufthansa filed an application with the U.S. Department of Transportation on February 29, 1996 seeking antitrust immunity to expand and enhance their existing alliance.

     Other major alliance partners include Ansett, Air Canada, British Midland and Aloha. After the U.S. and Thailand entered into a new bilateral agreement, United and Thai Airways International began planning for the implementation of the code-sharing provisions of their comprehensive marketing arrangement, which will be subject to U.S. Department of Transportation approval. Also, United has entered into a similar comprehensive marketing arrangement with SAS which will be implemented in 1996.

     Pacific. Asian traffic is currently served from six U.S. cities via United's Tokyo hub to Beijing, Shanghai, Seoul, Hong Kong, Bangkok and Singapore. In addition, United provides nonstop flights from San Francisco to Hong Kong, Osaka, Seoul and Taipei; from Honolulu and Guam to Osaka; and from Los Angeles to Hong Kong and Osaka. South Pacific traffic to Sydney is served from Los Angeles and San Francisco, while traffic to Auckland and Melbourne is served from Los Angeles. In addition, United expects to expand its international service at Los Angeles on May 1, 1996 with a second daily nonstop flight to Tokyo. United also has a comprehensive code-sharing agreement with Ansett which operates in both Australia and New Zealand.

     United holds significant traffic rights "beyond" Japan and as capacity at Japan's two major airports, Narita and Kansai, increases, United hopes to add service from Japan to Kuala Lumpur, Ho Chi Minh City, Jakarta and other Asian points. United has increased its focus on the fast growing South China area with new service from Hong Kong to New Delhi and increased service to San Francisco. Based on reports filed with the Department of Transportation, in 1995, United was the leading U.S. carrier in the Pacific in revenue passenger miles and available seat miles. During 1995, United's Pacific Division accounted for 22% of United's revenues.

     Latin America. Service between the U.S. and Latin America is provided by flights to twelve Latin American cities in ten countries from a number of cities in the U.S. Eight Latin American cities are served nonstop from Miami (with the introduction of service to Lima, Peru and Belo Horizonte, Brazil in 1995 and the termination of service to Central America, other than Mexico City), three nonstop from Los Angeles, and three from New York-Kennedy. United also has code-sharing agreements with one independent air carrier in this region.

     Europe. Service between the U.S. and Europe is provided by: flights from six U.S. cities to London (including Chicago which was started on September 7, 1995) with connecting service at London to Amsterdam, New Delhi and Brussels; flights from three U.S. cities to Paris; nonstop service from Washington Dulles to Amsterdam, Brussels, Frankfurt, Milan and Zurich (service to Rome and Madrid was discontinued in September 1995 and January 1996, respectively); and nonstop service from Chicago to Frankfurt. In addition, United expects to commence daily nonstop service on June 6, 1996 to Dusseldorf, Germany from Chicago. This will serve to further strengthen United's route system and alliance with Lufthansa, which will code share on the Chicago - Dusseldorf flight. European and Middle Eastern traffic is also served by United's code-sharing agreements with three independent air carriers, including Lufthansa, which will increase to four with the implementation of United's comprehensive marketing arrangement with SAS.

     Operating revenues attributed to United's foreign operations were approximately $5.3 billion in 1995, $4.9 billion in 1994 and $4.5 billion in 1993.


Selected Operating Statistics

     The following table sets forth certain selected operating data for United:

                                    Year Ended December 31
                                    ----------------------
                             1995     1994     1993     1992     1991
                             ----     ----     ----     ----     ----
Revenue Aircraft Miles
   (millions) (a)             817      776      756      695      635
Revenue Aircraft
   Departures             780,864  731,284  746,665  721,504  691,402
Available Seat Miles
   (millions) (b)         158,569  152,193  150,728  137,491  124,100
Revenue Passenger Miles
  (millions) (c)         111,811  108,299  101,258   92,690   82,290
Revenue Passengers
   (thousands)             78,808   74,241   69,814   66,692   62,003
Average Passenger
   Journey (miles)          1,419    1,459    1,450    1,390    1,327
Average Flight Length
   (miles)                  1,046    1,062    1,013      964     918
Passenger Load Factor (d)   70.5%    71.2%    67.2%    67.4%    66.3%
Break-even Load Factor (e)  66.1%    68.2%    65.5%    70.6%    69.7%
Average Yield Per Revenue
   Passenger Mile
   (in cents) (f)            11.8     11.3     11.6     11.3    11.5
Cost Per Available Seat
   Mile Excluding ESOP
   Charges (in cents) (g)    8.55     8.64       --        --      --
Cost Per Available Seat
   Mile (in cents) (h)        8.9      8.8       8.5      8.9     9.0
Average Fare Per Revenue
   Passenger              $167.84  $165.61   $169.00  $157.17 $153.17
Average Daily Utilization
   of each Aircraft
   (hours:minutes) (i)       8:42     8:28     8:30      8:19    8:13

(a) "Revenue aircraft miles" means the number of miles flown in revenue producing service.
(b) "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.
(c) "Revenue passenger miles" represents the number of miles flown by revenue passengers.
(d) "Passenger load factor" represents revenue passenger miles divided by available seat miles.
(e) "Break-even load factor" represents the number of revenue passenger miles at which operating earnings would have been zero (based on the actual average yield) divided by available seat miles.
(f) "Average yield per revenue passenger mile" represents the average revenue received for each mile a revenue passenger is carried.
(g) "Cost per available seat mile excluding ESOP charges" represents operating expenses less ESOP compensation expense and one-time expenses relating to the recapitalization (1994 only) divided by available seat miles.
(h) "Cost per available seat mile" represents operating expenses divided by available seat miles.
(i) "Average daily utilization of each aircraft" means the average air hours flown in service per day per aircraft for the total fleet of aircraft.

Industry Conditions

     Seasonal and Other Factors. United's results of operations for interim periods are not necessarily indicative of those for an entire year, because the air travel business is subject to seasonal fluctuations. United's first and fourth quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations are often affected adversely by winter weather. In the past, these fluctuations have generally resulted in better operating results for United in the second and third quarters.

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

     Competition and Fares. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United faces competition from other carriers on virtually every route it serves. In United's domestic markets, these competitors include all of the other major U.S. airlines as well as smaller carriers, some of which have lower cost structures than United. United's response to these lower cost structures has been the consummation of the Recapitalization which allowed United to lower its labor costs and to introduce Shuttle by United, a short-haul, high frequency operation.

     United's marketing strategy is driven by four principal competitive factors: schedule convenience, overall customer service, frequent flyer programs and price. United seeks to attract travelers through convenient scheduling, high quality service, frequent flyer programs designed to reward customer loyalty and competitive pricing.

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

     In its international service, United competes not only with U.S. carriers but also with national flag carriers of foreign countries, which in certain instances enjoy forms of governmental support which are not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation").

     United has advantages over foreign air carriers in its ability to generate U.S.-origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by law from carrying local passengers between two points in the United States. On the other hand, U.S. carriers in many cases are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each other's flights. (See "Airline Operations").

     Airport Access. United's operations at its principal domestic hub, Chicago-O'Hare International Airport ("O'Hare"), as well as at three other airports, JFK International ("Kennedy"), New York LaGuardia ("LaGuardia"), and Washington National ("National"), are limited by the "high density traffic rule" administered by the Federal Aviation Administration ("FAA"). Under this rule, take-off and landing rights ("slots") required for the conduct of domestic flight operations may be bought, sold or traded. As of December 31, 1995, United held 756 domestic air carrier slots at O'Hare, 34 at National, 63 at LaGuardia, and 11 at Kennedy. United also holds ten commuter slots at O'Hare. In addition, Air Wisconsin, Inc., an indirect wholly-owned subsidiary of UAL, held or owned the beneficial interest in 38 air carrier slots and 118 commuter slots at O'Hare which are either operated by United or leased to United Express carriers serving O'Hare. Under the high density rule, carriers are required to relinquish slots to the FAA for reallocation if they fail to meet certain minimum use standards.

     Slots for international services at O'Hare are allocated by the FAA seasonally to both U.S. and foreign carriers based upon the carriers' historic operations and requests for additional capacity. The FAA holds a certain number of slots in reserve for this purpose. Current FAA regulations provide that carriers holding 100 or more domestic slots at O'Hare may receive slots from the FAA for international services only if the total number of slots allocated to that carrier does not exceed the total number allocated to that carrier as of February 23, 1990. Under this rule, United is eligible to receive 17 international slots from the FAA each season.

     Prior to October 1993, the FAA was authorized to withdraw domestic slots from carriers at O'Hare to provide slots to satisfy international requests. Congress has since capped the number of slots the FAA could withdraw for this purpose at the number of slots that had been withdrawn from a carrier as of October 31, 1993. As of that date, the FAA had withdrawn from United 33 daily slots, defined as slots which United operated three days or more per week. United continues to be subject, each season, to the withdrawal of as many as 33 daily slots.

     United currently has a sufficient number and distribution of slots it holds at airports subject to the high density rule to support its current operations, although its ability to expand could be constrained if sufficient additional slots were not available on satisfactory terms. If an alternative to the current system were to be proposed and adopted, no assurance can be given that such an alternative would preserve United's investment in slots already acquired or that slots adequate for future operations would be available.

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

     Mileage Plus Program. United established the Mileage Plus frequent flyer program to retain and develop passenger loyalty by offering awards to frequent travelers for their business. Mileage Plus members earn mileage credit for flights on United, United Express and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. United sells mileage credits to the other companies participating in the program. Mileage credits can be redeemed for free, discounted or upgraded travel on United and other participating airlines, or for other travel industry awards. Mileage Plus, Inc., a wholly-owned subsidiary of United, administers frequent flyer bonus programs for United.

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

     Effective February 1, 1995, United increased the mileage levels for Mileage Plus domestic award travel on a prospective basis requiring 25,000 miles, instead of the previous 20,000 miles, for award tickets issued for economy class travel within the continental United States. In addition, United made certain other mileage award level changes as well as a change to a bank-account type of system to track mileage. The program also contains certain restrictive provisions including blackout dates and capacity controlled bookings, which substantially limit the use of the awards on certain flights. Awards earned after July 1989 have an expiration date three years from date earned.

     At December 31, 1995 and 1994, it was estimated that the total number of outstanding awards was approximately 6.0 million and 7.8 million, respectively. United estimated that 4.6 million and 5.8 million, respectively, of such awards could be expected to be redeemed and, accordingly, had recorded a liability amounting to $195 million and $195 million, respectively, at December 31, 1995 and 1994. The difference between the awards expected to be redeemed and the total awards outstanding is the estimate, based on historical data, of awards (1) which will never be redeemed, (2) which will be redeemed for other than free trips, or (3) which will be redeemed on Partner carriers.

     The number of awards used on United were 1.8 million, 1.9 million and 1.6 million for the years 1995, 1994 and 1993, respectively. Such awards represented 8.2%, 9.1% and 7.5% of United's total revenue passenger miles for each period, respectively. With these percentages, seat availability and restrictions on the use of free travel awards, the displacement, if any, of revenue passengers by users of Mileage Plus awards is minimal.

     Computer Reservations Systems. Travel agents account for a substantial percentage of United's sales. The use of electronic distribution systems has been a key factor in the marketing and distribution of airlines' products.

     United, through a wholly-owned subsidiary, owns 38% of Galileo International Partnership ("Galileo"), formerly known as Covia, and 77% of Apollo Travel Services Partnership ("ATS"). These two general partnerships own and market computer reservation system ("CRS") products and services. Galileo owns the Apollo and Galileo CRSs and markets CRS services worldwide through a system of national distribution companies. ATS, directly or through its wholly-owned subsidiaries, is responsible for marketing, sales and support of Apollo CRS products and services in the United States, Mexico and the Caribbean.

     Competition among CRS vendors is intense, and services similar to those offered by ATS and Galileo are marketed by several air carriers and other concerns, both in the United States and worldwide. In the European and Pacific CRS market, various consortia of foreign carriers have formed CRSs to be marketed in countries in which the owning carriers have a substantial presence.

     On February 15, 1995, United introduced a new travel agency commission payment plan that offers a maximum of $50 for any round-trip domestic ticket and a maximum of $25 for any one-way domestic ticket.

     Lawsuits have been filed challenging the reductions by United and other carriers in the commissions paid to travel agencies for ticketing of air transportation alleging, among other things, a conspiracy to restrain trade among the carriers in violation of antitrust laws. (See Item 3. Legal Proceedings. Travel Agency Commission Litigation.) United believes it has the right to make the aforementioned changes to such commissions, and will defend itself vigorously in the pending litigation.

     On August 28, 1995, United introduced its electronic ticketing service, E-TicketSM, on all of its 2,000 daily domestic flights. United first introduced this electronic ticketing option in November 1994 on Shuttle by United flights. In addition, United introduced in November 1995 a disk-based version of United ConnectionSM, which gives consumers the option to reserve and purchase airline tickets, rental cars and hotel rooms via personal computer.

Government Regulation

     General. All carriers engaged in air transportation in the United States are subject to regulation by the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA") under federal aviation laws. The DOT has authority to regulate certain economic and consumer protection aspects of air transportation. It is empowered to issue certificates of public convenience and necessity for domestic air transportation upon a carrier's showing of fitness; to authorize the provision of foreign air transportation by U.S. carriers; to prohibit unjust discrimination; to prescribe forms of accounts and require reports from air carriers; to regulate methods of competition, including the provision and use of computerized reservation systems; and to administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals. United's operations require certificates of public convenience and necessity issued by the DOT (or specific exemptions therefrom), and an air carrier operating certificate and related operations specifications issued by the FAA.

     United's operations also require licenses issued by the aviation authorities of the foreign countries United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United's domestic operations.

     In connection with its international services, United is required to file with the DOT and observe tariffs establishing the fares charged and the rules governing the transportation provided.
In certain cases, fares and schedules require the approval of the DOT and the relevant foreign governments.

     In addition, United's operating authorities in international markets are governed by the aviation agreements between the United States and foreign countries. United's ability to serve some foreign markets and its expansion in many foreign markets is presently restricted by lack of aviation agreements allowing such service or, in some cases, by the restrictive terms of such agreements. In addition, the Government of Japan has, for over a year, deferred its approval of an Osaka-Seoul flight scheduled by United. Japan maintains that it will not approve new services beyond Japan by U.S. carriers until the U.S. and Japan renegotiate the U.S.-Japan Air Services Agreement. United has urged the U.S. Government to compel Japan to honor the bilateral rights of U.S. carriers. United continually urges the U.S. Government to negotiate increased access to such restricted markets.

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

     United's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA. For all of its engines, United utilizes a "condition monitoring" maintenance program so that the schedule for engine removals and overhauls is based on performance trend monitoring of engine operating data. In addition, all engines contain time-limited components, each of which has a maximum amount of time (measured by operating hours) or a maximum number of operating cycles (measured by takeoffs and landings) after which the component must be removed from the engine assembly and overhauled or scrapped. Similarly, United's FAA-approved maintenance program specifies the number of days, hours or operating cycles between inspections and overhauls of the airframes and their component parts. The nature and extent of each inspection and overhaul is specifically prescribed by the approved maintenance program.

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

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The FAA has issued final regulations which require carriers to modify or reduce the number of Stage 2 aircraft operated by 25% by December 31, 1994, 50% by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. Alternatively, a carrier could satisfy compliance requirements by operating a fleet that is at least 55% Stage 3 by December 31, 1994, 65% Stage 3 by December 31, 1996, 75% Stage 3 by December 31, 1998 and 100% Stage 3 by December 31, 1999. At December 31, 1995, United operated 390 Stage 3 aircraft representing 70% of United's total operating fleet, and thus is in compliance with these regulations.

     The ANCA generally recognizes the rights of operators of airports with noise problems to implement local noise abatement procedures so long as such procedures do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. While United has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to the present, United's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

     United is aware of soil and groundwater contamination present on its leaseholds at several U.S. airports, with the most significant locations being San Francisco International Airport, John F. Kennedy International Airport in New York, Seattle Tacoma International Airport, Stapleton International Airport in Denver (which closed in
1995) and Los Angeles International Airport in California. United is investigating these sites, assessing its obligations under applicable environmental regulations and lease agreements and, where appropriate, remediating these sites. Remediation of these sites, for which United may be responsible, is not expected to have a material adverse effect on United's financial condition.

     Other Government Matters. Besides the DOT and the FAA, other federal agencies with jurisdiction over certain aspects of United's operations are the Department of Justice (Antitrust Division and Immigration and Naturalization Service), the Equal Employment Opportunity Commission, the Occupational Safety and Health Administration, the Department of Labor (Office of Federal Contract Compliance Programs of the Employment Standards Administration), the National Labor Relations Board, the National Mediation Board, the National Transportation Safety Board, the Treasury Department (U.S. Customs Service), the Federal Communications Commission (use of radio facilities by aircraft), and the United States Postal Service (carriage of domestic and international mail). In connection with its service to cities in other countries, United is subject to varying degrees of regulation by foreign governments.

     In time of war or during an unlimited national emergency or civil defense emergency declared by the President or the Congress of the United States, or in a situation short of this if approved by the Director of the Office of Emergency Preparedness, the Commander in Chief, Military Airlift Command, or any official designated by the President to coordinate all civil and defense mobilization activities, United may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet Program. As of February 1, 1996, up to 27 B747 and 12 DC-10 aircraft in United's fleet could be subject to these requirements.

Fuel

     United's results of operations are significantly affected by the price and availability of jet fuel. Based on 1995 fuel consumption, every $.01 change in the average annual price-per-gallon of jet fuel caused a change of approximately $28 million in United's annual fuel costs. The table below shows United's fuel expenses, fuel consumption, average price per gallon and fuel as a percent of total operating expenses for annual periods from 1991 through 1995:

                        1995     1994     1993     1992      1991
                        ----     ----     ----     ----      ----
Fuel expense,
  including tax
  (in millions)       $1,680   $1,585   $1,718   $1,679    $1,674
Gallons consumed
  (in millions)        2,822    2,697    2,699    2,529     2,338
Average cost per
  gallon (in cents)     59.5     58.8     63.6     66.4      71.6
% of total
  operating              12%      12%      13%      14%       15%
  expenses

     United's average fuel cost per gallon in 1995 was 1.2% higher than in 1994. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United. Lower fuel prices may be offset by increased price competition and lower revenues for all air carriers, including United. There can be no assurance that United will be able to increase its fares in response to any increases in fuel prices in the future.

     In order to assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines, maintains fuel storage facilities, and trades fuel to locations where it is needed. In 1995, almost all of United's fuel was purchased under contracts with major U.S. and international oil companies. Most of these contracts are terminable by United on short notice. United also purchases minor volumes of fuel on the spot market at some domestic locations. Although United has not experienced any problem with fuel availability in the past few years and does not anticipate any in the near future, it is impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, United's business would be adversely affected.

     The Omnibus Budget Reconciliation Act of 1993 imposed a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. The industry was successful in obtaining a two year exemption from the tax which expired October 1, 1995. An additional two year extension of the industry's exemption is included in the budget reconciliation package currently stalled in Congress. Since the fate of the jet fuel tax is caught in the budget impasse, United as well as other carriers have been paying the tax since October 1, 1995 and United cannot predict the ultimate outcome of the fuel tax issue.

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

Employees - Labor Matters

     At December 31, 1995, United had approximately 82,160 employees (approximately eleven percent of whom are part-time employees).
Approximately 61% of United's employees were represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1995 are as follows:

                              Number of                Contract Open
       Employee Group         Employees      Union     For Amendment
       --------------         ---------      -----     -------------
       Mechanics, ramp
       servicemen & other
       ground employees         23,031        IAM      July 12, 2000 *

       Flight attendants        18,703        AFA      March 1, 1996

       Pilots                    8,120        ALPA     April 12, 2000 *
       ___________________________
       *  However, certain provisions become amendable at a later date.

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

     In February 1996, United and the Association of Flight
Attendants (the "AFA") reached tentative agreement on a new contract. This agreement is subject to ratification by United's flight attendants. If ratified, the new agreement will replace the current contract. Ratification results are expected in April 1996.

ITEM 2.  PROPERTIES.

Flight Equipment

     As of December 31, 1995, United's operating aircraft fleet totaled 558 jet aircraft, of which 266 were owned and 292 were leased. These aircraft are listed below:

                       Average                                   Average
  Aircraft Type      No. of Seats    Owned    Leased*   Total   Age (Years)
  -------------      ------------    -----    ------    -----   -----------
  A320-200               144          --        29        29        1
  B727-222A              147          59        16        75       17
  B737-200               109          45        --        45       27
  B737-200A              109          24        --        24       16
  B737-300               126          10        91       101        7
  B737-500               108          27        30        57        4
  B747-100               393          17        --        17       24
  B747-200               346           2         7         9       17
  B747-400               389           3        21        24        4
  B757-200               188          33        55        88        4
  B767-200               168          19        --        19       13
  B767-300ER             211           3        20        23        3
  B777-200               292          --         8         8        0
  DC10-10                287          23         8        31       20
  DC10-30                298           1         7         8       16

TOTAL OPERATING
  FLEET                              266       292       558       11
                                     ===       ===       ===      ==

    *  United's aircraft leases have initial terms of 4 to 26 years,
       and expiration dates range from 1999 through 2021.   Under the
       terms of leases for 283 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.


     As of December 31, 1995, 64 of the 266 aircraft owned by United were encumbered under transaction agreements.

     In 1995 United took delivery of 16 new aircraft, eight B777-200s and eight A320-200s. United also retired one B747-100 aircraft.

     As of December 31, 1995, United had 26 B777-200s, four B747-400s and four B757-200s on order which are scheduled to be delivered between 1996 and 1999, and United has arrangements with Airbus Industrie ("Airbus") and A320 engine manufacturer International Aero Engines to lease an additional 21 A320-200 aircraft, which are scheduled for delivery through 1998. The following table sets forth United's firm aircraft orders, options and expected delivery schedules as of December 31, 1995:

  Order Status  Aircraft Type   Number    To Be Delivered    Delivery Rate
  ------------  -------------   ------    ---------------    -------------
  Firm Orders    B747-400         4        1996-1997         0-1 per month
                 B757-200         4        1996              0-2 per month
                 B777-200        26        1996-1999         0-2 per month
                                 --
         Total-Firms             34*

  Options**     A320-200         45        1997-2001         0-3 per month
                B737***         137        1998-2002         0-5 per month
                B747-400         40        1998-2003         0-2 per year
                B757-200         29        1998-1999         0-2 per month
                B767-300ER        5        1998-1999         0-1 per month
                B777-200         34        1998-2000         0-1 per month
                                ---
         Total-Options          290
  ________________
    * In addition, United has agreed to lease an additional 21 A320-200 aircraft. Deliveries of these aircraft are expected to occur between 1996 and 1998.

   ** Rate of deliveries with respect to option aircraft assumes that all options are exercised and that all orders subject to recon firmation are confirmed by United.

  ***  Models 300, 400 and 500, at United's discretion.

Ground Facilities

     In the vicinity of O'Hare, United owns a 106 acre complex consisting of over one million square feet of office space for its world headquarters, a computer facility and a training center.
United operates reservation centers in or near eight U.S. cities - Chicago, Denver, Detroit, Honolulu, Los Angeles, San Francisco, Seattle and Washington, D.C. United also operates 138 city ticket offices in the U.S., plus offices in the Pacific and European countries served by United. In addition, United operates four mini-reservations centers in Rockford, Illinois, Moreno Valley and Suisun, California and at its maintenance facility in Indianapolis, Indiana.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three million square feet of floor space and 12 aircraft hangar docks, under leases expiring in 2003, with an option to extend for ten years. Heavy maintenance of aircraft and component maintenance for most of United's fleet occurs at the MOC. United also has a major facility at the Oakland, California airport which is dedicated to airframe maintenance and which includes a hangar with sufficient space to accommodate maintenance work on four wide-bodied aircraft simultaneously. As of December 31, 1995, United employed approximately 10,000 mechanics, inspectors, engineers and maintenance support personnel at the MOC and approximately 1,400 at the Oakland facility. United also has line aircraft maintenance facilities at 64 domestic and international locations.

     United's Indianapolis Maintenance Center ("IMC") opened in 1994 and operates under a lease with the Indianapolis Airport Authority which expires November 30, 2031. IMC is a major aircraft maintenance and overhaul facility and is being used for maintenance of Boeing 737 aircraft. United is significantly expanding its operations at IMC in order to maintain its fleets of Boeing 757 and 767 aircraft at the facility in the future, construction of which began in 1995. In connection with incentives received, United has agreed to reach an aggregate $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event that such targets are not reached, United may be required to make certain additional payments under related agreements.

     On February 28, 1995, United relocated its Denver hub operations to the new Denver International Airport. Under a new 30-year lease and use agreement, expiring in 2023, United occupies 44 gates and over one million square feet of exclusive terminal building space. With the opening of the new airport, Stapleton International Airport was closed to all aircraft operations. United's flight training center will continue to be located near Stapleton and is under lease, including options to extend, until 2018. This flight training center consists of four buildings with a total of 300,000 square feet located on 22 acres of land adjoining Stapleton. The flight training center accommodates 26 flight simulators and over 90 computer-based training stations, as well as cockpit procedures trainers, autoflight system trainers and emergency evacuation trainers.

     United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, San Francisco in 2011, Denver in 2023 and Washington Dulles in 2015. In many cases United has constructed, at its expense, the buildings it occupies on its leased properties. In general, buildings and fixtures constructed by United on leased land are the property of the lessor upon the expiration of such leases. United also has leased and improved ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. United believes its facilities are suitable and adequate for its current requirements.

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

1. Travel Agency Commission Litigation -- On February 13, 1995 and dates thereafter United and six other airlines were sued in various courts around the nation by travel agents and ASTA claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they announced a cap on ticket sales commissions payable to travel agencies by the carriers. The cases are now consolidated before the federal court in Minneapolis. The court, on August 23, 1995, denied the plaintiffs' motion for preliminary injunction as well as the defendants' motion for summary judgment. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action. On December 21, 1995, the carriers filed a motion to obtain damages discovery from absent class members, which the magistrate judge denied on January 22, 1996. In his decision, the magistrate rejected defendants' arguments that plaintiffs' efforts to mitigate damages allegedly suffered as a result of the commission caps were relevant to the litigation. The defendants appealed the magistrate's decision to the district court.

2. Summers et al. v. State Street Bank and Trust Company et al. -- On April 14, 1995, plaintiffs filed a class action complaint (the "Complaint") against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan (the "Plan") and the UAL Corporation Supplemental ESOP (the "Supplemental Plan") in the United States District Court for the Northern District of Illinois. The Complaint is brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plan or the Supplemental Plan. Plaintiffs allege that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase by the Plan and Supplemental Plan of UAL preferred stock. The Plan and Supplemental Plan are nominal defendants; no relief is sought from them. The complaint seeks a declaration that State Street has violated ERISA, restoration by State Street to the Plan and Supplemental Plan of the amount of an alleged "overpayment" for stock, and other relief. United is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. The defendants filed a motion to dismiss the complaint in its entirety on July 12, 1995.

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

     The ultimate disposition of the matters discussed in this Item 3, and other claims affecting the Company, are not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     United is a wholly-owned subsidiary of UAL.



ITEM 6.   SELECTED FINANCIAL DATA

                                          Year Ended December 31
                                1995      1994      1993     1992     1991
                               -------   -------   -------  -------  -------
                                      (In Millions, Except Per Share)
Operating revenues             $14,895   $13,887   $13,168  $11,688  $10,703
Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes               371        66       (17)   (386)    (335)
Extraordinary loss on early
  extinguishment of debt,
  net of tax                       (30)       -        (19)     -        -
Cumulative effect of
  accounting changes,
  net of tax                        -        (26)       -     (547)      -
Net earnings (loss)                341        40       (36)   (933)    (335)
Total assets at year-end         11,393   11,952    12,153  12,067    9,907
Long-term debt and capital
  lease obligations, including
  current portion, at year-end    3,553    4,015     3,614   3,628    2,531



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This section contains forward-looking statements which are identified with an asterisk (*). Factors that could significantly impact the expected results implied in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 1996."

      On July 12, 1994, the shareholders of UAL Corporation ("UAL") approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United Air Lines, Inc. ("United") in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization. Since the ESOP shares are being allocated over time, the current ownership interest held by employees is substantially less than 55%. The entire ESOP voting interest is currently exercisable, which generally will be voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity -

      United's total of cash and cash equivalents and short-term investments was $567 million at December 31, 1995, compared to $1.301 billion at December 31, 1994. Operating activities during the year generated $1.587 billion. Cash was used primarily to repay long-term debt, reduce short-term borrowings and fund net additions to property and equipment. In addition to the early extinguishment of $738 million in principal amount of various debt securities, United made mandatory repayments of long-term debt totalling $100 million. Payments under capital lease obligations amounted to $79 million during the year and short-term borrowings were reduced by $269 million.

      In 1995, United took delivery of eight new Airbus A320 aircraft and eight new Boeing B777 aircraft, financed primarily through lease transactions. Four of the B777s were purchased and then sold and leased back under operating leases. Of the remaining new aircraft acquired, eight were acquired under operating leases and four under capital leases. In addition, United acquired 39 previously leased aircraft, 9 B727s, 24 B737s and 6 DC-10s, upon termination of operating leases. Including these aircraft, total property additions amounted to $1,111 million. Property dispositions, including the sale and leaseback of the four B777 aircraft, resulted in proceeds of $459 million.

      As of December 31, 1995, United had a working capital deficit of $1.971 billion as compared to $1.853 billion at December 31, 1994. Historically, United has operated with a working capital deficit and, as in the past, United expects to meet all of its obligations as they become due. In addition, United may from time to time repurchase debentures on the open market, in privately negotiated purchases or otherwise, as part of its efforts to reduce its obligations and improve its balance sheet.

      In the second quarter of 1995, United repaid all $269 million of its outstanding short-term borrowings. However, United continues to have the ability to borrow up to $270 million under this commercial paper facility through February 1997.

      Prior Years -

      Operating activities in 1994 generated cash flows of $1.193 billion, which was offset by a dividend of $1.041 billion paid to UAL in connection with the recapitalization. This distribution was partially funded by net proceeds of $735 million on the issuance of debentures. Other financing activities included principal payments under debt and capital lease obligations of $255 million and $87 million, respectively, and a $46 million reduction of short-term borrowings. Property additions, including the acquisition of two B747 aircraft and aircraft spare parts, amounted to $627 million. Property dispositions resulted in proceeds of $425 million.

      During 1993, United's balance of cash and cash equivalents decreased $169 million while short-term investments decreased $114 million. Operating activities resulted in cash flows of $818 million, which more than offset cash used for net property additions and financing activities. Investing activities, including the short-term investment decrease and net property additions, used $232 million. Property additions amounted to $1.484 billion, including the purchase of 34 aircraft, and property dispositions resulted in proceeds of $1.156 billion, including the sale and leaseback of 18 aircraft. In all, 10 B737 aircraft, 16 B757 aircraft, 4 B747 aircraft, 8 B767 aircraft and 5 A320 aircraft were acquired, through purchases or leases. Financing activities used $755 million. Reductions in short-term borrowings, capital lease obligations and long-term debt, including the early extinguishment of $500 million of senior subordinated notes, more than offset cash proceeds from the issuance of long-term debt.

Capital Commitments -

      At December 31, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion, after deducting advance payments. An estimated $1.4 billion is due to be spent in 1996, $1.6 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 26 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999, and the B747s and B757s are expected to be delivered in 1996 and 1997.

      In addition to the above aircraft orders, United has arrangements with Airbus Industrie ("Airbus") and International Aero Engines to lease 21 A320 aircraft, which are scheduled for delivery through 1998. At December 31, 1995, United also had options for an additional 137 B737 aircraft, 29 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 45 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised.

      In April 1995, United announced that, under a revised fleet plan, it would use most of the new aircraft to be delivered through 1997 to replace older aircraft in its fleet. As a result, United's fleet plan provides for only slight growth in its operating fleet through the end of 1997.

      In October 1995, certain employees of the Boeing Company ("Boeing") began a labor strike, now settled, which affected Boeing's ability to deliver as scheduled certain new aircraft which United had on order. Specifically, three B777 aircraft which were scheduled for delivery in the fourth quarter of 1995 are now expected to be delivered in 1996.

      In connection with the construction of the Indianapolis Maintenance Center, United agreed to reach an aggregate $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event that such targets are not reached, United may be required to make certain additional payments under related agreements.

Capital Resources -

      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In May 1995, United issued $246 million principal amount of pass through certificates under an effective shelf registration statement UAL and United have on file with the Securities and Exchange Commission. The pass through certificates were issued to finance or refinance certain aircraft under operating leases. At December 31, 1995, up to $795 million of securities could be issued under the shelf registration, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. UAL's ability to issue equity securities is limited by its restated certificate of incorporation.

      In January 1996, United offered $165 million principal amount in pass through certificates under the shelf registration statement, lowering the amount available for public offering under the shelf to $631 million. The pass through certificates were issued to refinance two aircraft under operating leases.

      At December 31, 1995, United's senior unsecured debt was rated BB by Standard and Poor's and Baa3 by Moody's Investors Service Inc.

      Immediately following UAL's announcement in October 1995 that it was studying the possibility of submitting a proposal to acquire USAir Group, Inc. ("USAir"), S & P placed United's securities on CreditWatch with negative implications. In November 1995, UAL announced that it had ended its evaluation of USAir and would not submit a proposal to acquire the company. With this announcement, S & P reaffirmed its ratings of United's securities.


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

      The July 1994 employee investment transaction and recapitalization resulted in wage and benefit reductions and work-rule changes which were designed to reduce United's cash operating expenses. These cash expense reductions are offset by non-cash compensation charges for stock periodically committed to be released to employees under the ESOPs, and additional interest expense on the debentures issued at the time of the recapitalization. The amount of the non-cash compensation expense in the future cannot be predicted because it is based on the future market value of UAL's stock. Additionally, it is anticipated that tax provisions (credits) in future periods could be impacted by permanent differences between tax deductions and book expenses related to the ESOPs.

Summary of Results -

      United's earnings from operations were $832 million in 1995, compared to operating earnings of $513 million in 1994. United's net earnings in 1995 were $341 million, compared to net earnings of $40 million in 1994. The 1995 earnings include an extraordinary loss of $30 million, after tax, on early extinguishment of debt. The 1994 earnings include a $26 million after-tax charge for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994.

1995 Compared with 1994 -

      In the first quarter of 1995, United implemented a new travel agency commission payment plan that offers a maximum of $50 for any round-trip domestic airline ticket and a maximum of $25 for any one-way domestic ticket. The new commission plan resulted in a reduction of approximately $80 million in United's commission expense for 1995 from what would have otherwise been incurred. Lawsuits have been filed challenging this payment plan (see "Contingencies").

      Operating Revenues.   Operating revenues increased $1,008 million
(7%). United's revenue per available seat mile increased 3% to 9.39 cents. Passenger revenues increased $932 million (8%) due primarily to a 3% increase in United's revenue passenger miles and a 4% increase in yield to
11.79 cents. Yield increases in the domestic (4%), Pacific (5%) and Atlantic (9%) markets were offset by a 5% decrease in Latin America yield. Both domestic and international revenue passenger miles increased by 3%. Available seat miles increased 4% systemwide, as increases of 8% and 4% on Pacific and domestic routes, respectively, were partially offset by a decrease of 3% in the Atlantic. As a result, United's system passenger load factor decreased 0.7 points to 70.5%.

      Cargo revenues increased $72 million (11%). Freight ton miles increased 6% and mail ton miles increased 19%. A 3% higher freight yield was offset by a lower mail yield for an overall increase in cargo yield of 2%. Other operating revenues include a $43 million (30%) increase in Mileage Plus partner related revenues, offset by a $50 million (24%) decrease in fuel sales to third parties.

      Operating Expenses.   Operating expenses increased $689 million (5%).
United's cost per available seat mile also increased 1% from 8.79 cents to
8.87 cents, which includes the non-cash ESOP compensation expense. Without this expense, United's cost per available seat mile would have been 8.55 cents versus 8.64 cents in 1994. ESOP compensation expense increased $322 million, reflecting a higher average common stock price in 1995 combined with a shorter expense period in 1994, as the recapitalization took place on July 12, 1994. Landing fees and other rent increased $179 million (28%) due to increased facilities rent, primarily due to new facilities at Denver, and increased landing fees as the number of systemwide departures increased 7%. Aircraft rent increased $76 million (8%) as a result of new A320 and B777 aircraft on operating leases. Food services costs increased $53 million (11%) due to new catering arrangements resulting from the 1994 sale of certain flight kitchens, increased passenger volumes and quality improvements in the First and Connoisseur class services. Purchased services increased $115 million (12%) due principally to volume-related increases in computer reservations fees and credit card discounts. An increase of $95 million (6%) in aircraft fuel reflects a capacity related increase in United's consumption of 5% and an increase in United's average price per gallon to 59.5 cents from 58.8 cents. The increase in average price per gallon reflects a charge of approximately $20 million resulting from the new federal fuel tax, that took effect October 1, 1995.
Commissions increased $45 million (3%) due principally to increased commissionable revenues partially offset by the effects of the new travel agents commission payment plan. Personnel expenses increased $37 million (15%) due primarily to increased layover costs incurred principally in support of international operations.

      Salaries and related costs decreased $153 million (3%) primarily due to the full year effect of savings resulting from wage and benefit reductions for employees participating in the ESOPs and to $48 million of one-time ESOP related costs recorded in 1994, partially offset by higher average wage rates for other employee groups and increased staffing in certain customer-oriented positions. Other operating expenses decreased $76 million (7%) due mainly to lower fuel sales.

      Other Income and Expense.   Other expense amounted to $224 million in
1995 compared to $360 million in 1994. Interest income increased $17 million (25%) due to higher average interest rates earned on investments. Equity in earnings of affiliates increased $28 million as a result of increased earnings at Galileo. Included in "Miscellaneous, net" in 1995 were foreign exchange losses of $20 million, a $17 million gain on property dispositions and a $23 million charge for minority interests in Apollo Travel Services Partnership ("ATS"). "Miscellaneous, net" in 1994 included charges of $121 million for fees and costs incurred in connection with the recapitalization, a $22 million charge for minority interests in ATS and foreign exchange gains of $15 million.

      Income Tax Provision.   The income tax provision for 1994 was
significantly impacted by the nondeductibility of certain recapitalization costs.

1994 Compared with 1993 -

      United's results of operations improved in 1994 as compared to 1993. In 1994, United recorded net earnings of $40 million, compared to a 1993 net loss of $36 million. Included in 1994 were $169 million of pretax expenses incurred in connection with the recapitalization, of which $48 million were recorded in operating expenses. The 1994 results also include an after-tax charge of $26 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which United adopted effective January 1, 1994. The 1993 results include an extraordinary loss of $19 million on the early extinguishment of debt.

      Prior to the September 1993 merger of the Covia Partnership ("Covia") and Galileo Ltd., United's investments in these companies were carried on the equity basis. United now owns 77% of ATS, one of the companies formed in the merger, and its accounts are consolidated with those of United. As a result, United's consolidated operating revenues and expenses increased. In addition, the sales of flight kitchen assets in late 1993 and early 1994 had the effect of reducing United's salaries and related costs and increasing, to a lesser degree, food services. These changes have affected the 1994 comparisons to 1993 as indicated in the discussion which follows.

      Operating Revenues.   Operating revenues increased $719 million (5%).
Revenue per available seat mile increased 4% to 9.12 cents. Passenger revenues increased $496 million (4%) due primarily to a 7% increase in revenue passenger miles, partially offset by a 3% decrease in yield to 11.31 cents. Domestic revenue passenger miles increased by 7% while international increased by 8%. Available seat miles increased 1% systemwide, as increases of 6% in the Pacific and 2% in the Atlantic were partially offset by decreases of 1% on domestic routes and 3% in Latin America. As a result, system passenger load factor increased 4.0 points to 71.2%.

      Cargo revenues increased $28 million (4%), due to increased freight revenues partially offset by decreased mail revenues. Freight and mail revenue ton miles each increased 3%; however, freight yield increased 5% while mail yield decreased 8%. Other operating revenues increased $195 million (27%) primarily as a result of the consolidation of ATS and an increase in fuel sales.

      Operating Expenses.   Operating expenses increased $501 million (4%).
United's cost per available seat mile also increased 3% from 8.54 cents to
8.79 cents, which includes certain one-time costs relating to the recapitalization and ESOP compensation expense. Without these costs, United's cost per available seat mile would have been 8.64 cents. Food services increased $162 million (51%) due to the new catering arrangements resulting from the flight kitchen sales as discussed above. Commissions increased $112 million (9%) due principally to increased commissionable revenues. An increase of $91 million (11%) in aircraft rent reflects rent associated with a higher number of aircraft on operating leases, including new aircraft acquired in the past year. Aircraft maintenance increased $44 million (12%) as a result of increased vendor-provided maintenance due to the timing of maintenance cycles. Other operating expenses increased $85 million (10%) due to the consolidation of ATS and higher fuel sales.

      Aircraft fuel expense decreased $133 million (8%), due to an 8% decrease in United's average price per gallon of fuel to 58.8 cents and a slight decrease in fuel consumption. Purchased services decreased $27 million (3%), as certain services, principally computer reservations and communications, were provided by ATS subsequent to the merger. Salaries and related costs decreased $15 million primarily due to lower wage rates for employees participating in the ESOPs and a lower number of employees as a result of the flight kitchen sales, partially offset by higher average wage rates for other employee groups, higher costs associated with medical benefits and $48 million of one-time costs related to the recapitalization.

      Other Income and Expense.   Other expense amounted to $360 million in
1994 compared to $321 million in 1993. Interest expense increased $15 million (4%) due to higher average interest rates resulting from the debentures issued in July 1994, partially offset by the benefit of the extinguishment of $500 million of subordinated debt in 1993. Interest capitalized decreased $10 million (20%) as a result of lower advance payments on new aircraft and lower capitalized interest rates. Interest income decreased $7 million (9%) due primarily to interest received in 1993 in connection with the final settlement of certain pension benefits. United's equity in results of affiliates changed from a loss of $30 million in 1993 to earnings of $20 million in 1994 due primarily to a charge recorded by Galileo International in 1993 for the cost of eliminating duplicate facilities and operations after the merger of Covia and Galileo Ltd. Included in "Miscellaneous, net" in 1994 were charges of $121 million for fees and costs incurred in connection with the employee investment transaction and recapitalization, a $22 million charge for minority interests in ATS and foreign exchange gains of $15 million. Included in 1993 was a $59 million charge to reduce the net book value of 15 DC-10 aircraft to estimated realizable value, a $17 million gain resulting from the final settlement of certain pension benefits and foreign exchange losses of $20 million.

      Income Tax Provision.   The income tax provision for 1994 was
significantly impacted by the nondeductibility of certain recapitalization costs and the statutory change in the deductibility of other expenses.


OTHER INFORMATION

Deferred Tax Asset -

      United's consolidated balance sheet at December 31, 1995 includes a net deferred tax asset of $478 million, compared to $634 million at December 31, 1994. The net deferred tax asset is composed of approximately $1.9 billion of deferred tax assets and approximately $1.4 billion of deferred tax liabilities. The deferred tax assets include, among other things, $593 million related to obligations for postretirement and other employee benefits, $450 million related to gains on sales and leasebacks, $263 million related to alternative minimum tax ("AMT") credit carryforwards and $123 million of federal and state net operating loss ("NOL") carryforwards. The AMT credit carryforwards do not expire; the federal NOL carryforwards begin to expire in 2009 if not utilized prior to that time.

      Management believes that a majority of the deferred tax assets will be realized through reversals of existing deferred tax liabilities with similar reversal patterns. To realize the benefits of the remaining deferred tax assets relating to temporary differences, United needs to generate approximately $1.1 billion in future taxable income.

      Although United experienced book and tax losses in 1993, United had book income in 1994 and 1995 and taxable income in 1994. United had a tax loss in 1995 due to the implementation of certain discretionary tax-planning strategies.

Following is a summary of United's pretax book income and taxable income, and the significant differences between them, for the last three years (in millions):
                                        1995        1994        1993
                                       ------      ------      ------
Pretax book income (loss)              $ 608       $ 153       $ (26)
  Gains on sale and leasebacks, net
    of amortization                      (50)         73          15
  Depreciation, capitalized interest
    and transfers of tax benefits       (240)       (268)       (313)
  Rent expense and other lease costs    (131)        132         130
  Pension expense                       (291)       (145)       (156)
  Other employee benefits                104         155          37
  Gains on asset dispositions, net
    of amortization                      (13)         39         (34)
  ESOP transaction costs                 (10)         63          -
  Loss on debt extinguishment            (48)         -          (27)
  Other, net                            (127)        (41)        124
                                       -----       -----       -----
Taxable income (loss)                  $(198)      $ 161       $(250)
                                       =====       =====       =====

     While the loss in 1993 was largely attributable to events beyond management's control, including the unanticipated duration of the recession in both the U. S. and other areas of the world and the proliferation of numerous low-cost air carriers, United has taken several steps to reduce costs and improve profitability. Most notably, the 1994 employee investment transaction and recapitalization was partially responsible for United's improved operating results in 1994 and 1995, and should continue to favorably impact United's financial results.

     United's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, fuel costs, the state of the industry and other factors beyond management's control. There can be no assurances that United will meet its expectation of future taxable income. However, based on the above factors, the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1995.

Contingencies -

     United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Such accruals have not been material. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.

     Litigation challenging United's new travel agency commission payment plan has been filed against United and other airlines who adopted similar payment plans. In the third quarter of 1995, the defendant airlines' motion for summary judgment was denied, as was the plaintiff travel agencies' motion for preliminary injunction. The plaintiffs are seeking a declaration that the new payment plan is illegal and recovery of damages, trebled.

     United has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect United's financial condition, operating results or liquidity.*

     The 1994 recapitalization resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public shareholders. The new labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets and the issuance of equity securities and the ability to furlough employees. United's ability to react to competition may be hampered further by the fixed long-term nature of these various agreements. Some of the factors that could significantly impact the continued success of the recapitalization include United's ability to achieve enduring costs savings through productivity improvements and the renegotiation of labor agreements at the end of the investment period.

Energy Tax -

     The Omnibus Budget Reconciliation Act of 1993 imposes a 4.3 cent per gallon tax on commercial aviation jet fuel purchased for use in domestic operations. This new fuel tax became effective October 1, 1995, and resulted in an increase to 1995 operating expenses of approximately $20 million. Based on United's 1995 domestic fuel consumption of 1.8 billion gallons, the new fuel tax would have increased United's 1995 operating expenses by approximately $57 million over what was recorded, had it been in effect for the entire year. United and other carriers have lobbied vigorously to have the tax repealed. The ultimate fate of the tax is unknown at this time due to the federal budget stalemate. United cannot predict the ultimate outcome of this issue.

Foreign Operations -

     United generates revenues and incurs expenses in numerous foreign currencies. These expenses include reservation and ticket office services, customer service expenses, aircraft maintenance, catering, commissions, aircraft leases and personnel costs. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency will have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United's biggest net exposures are typically for Japanese yen and Australian dollars. During 1995, yen-denominated operating revenue net of yen-denominated operating expense was approximately 57.5 billion yen (approximately $600 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 179 million Australian dollars (approximately $130 million).

     Other non-operating income (expense) is also affected as a result of transaction gains and losses resulting from rate fluctuation. The foreign exchange gains and losses recorded by United result from the impact of exchange rate changes on foreign currency-denominated assets and liabilities. To the extent yen-denominated liability balances are predictable, United attempts to minimize transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. In addition, United entered into a foreign currency swap contract in 1994 to reduce exposure to currency fluctuations in connection with other long-term yen-denominated obligations. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange rate fluctuations by converting excess local currencies generated to U.S. dollars.

     United expects that it will continue to be affected by the above-mentioned factors, but cannot predict how foreign exchange rates will move in the future.

     United's foreign operations involve insignificant amounts of physical assets; however, there are sizeable intangible assets related to acquisitions of foreign route authorities. Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority. Significant changes in such policies could also have a material impact on United's operating revenues and results of operations.

New Accounting Standards -

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which will be adopted during the first quarter of 1996. SFAS 121 requires that the carrying values of long-lived assets, including certain identifiable intangibles, held and used by an entity be reviewed for impairment, and potentially written down, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 is not expected to have a material impact on United's 1996 consolidated financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 123 establishes a fair value based method of accounting for stock options. Entities have the option of either adopting the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclosing in the footnotes the pro forma effects of the new measurement criteria. United intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal years beginning after December 15, 1995.

Outlook for 1996 -

     Worldwide economic growth should be slightly higher than in 1995 but specific regional changes will vary. Recoveries in Japan and Mexico are expected to offset the slightly slower growth in the Pacific Basin and Western Europe. The U.S. Real Gross Domestic Product (GDP) is expected to slow to the 2.0% to 2.5% range.

     The international air travel market performance is forecast to improve with moderate industry capacity growth and yields that will likely increase with healthy traffic growth. U.S. domestic industry capacity growth is expected to be 1 to 2 percentage points higher in 1996 compared to 1995, partly due to the growth of low-cost carriers. Despite the faster capacity growth, U.S. industry unit revenue growth is expected to remain near the 1995 rate due to stronger traffic and yields.

     The Company anticipates continued strong performance in 1996. The Company expects available seat miles to increase 3.0% to 3.5% and revenue passenger miles are expected to increase 4% to 6%, resulting in a small increase in load factor. Total revenue growth is expected to approximate the 1995 growth rate. Costs per available seat mile excluding ESOP charges are expected to increase from 1% to 2%, with the new fuel tax having a significant negative impact.

     United expects to take delivery of 21 aircraft in 1996, consisting of B777-200s, A320s, B747-400s and B757-200s, while retiring 20 B747-100s,
DC-10s and B737-200s.

     The information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Conditions and Results of Operations that are identified by an asterisk (*), is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, expenses and cash flows include the airline pricing environment, fuel costs, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment, and other factors discussed herein. With respect to the forward-looking statement set forth in the "Contingencies" section, some of the factors that could affect the ultimate disposition of these contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors,
      United Air Lines, Inc.:

      We have audited the accompanying statement of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related statements of consolidated operations, consolidated cash flows and consolidated shareholder's equity for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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



                                             /s/ ARTHUR ANDERSEN LLP
                                             ARTHUR ANDERSEN LLP


Chicago, Illinois
February 28, 1996

                   UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (In Millions)

                                                  Year Ended December 31
                                               1995       1994       1993
                                              -------    -------    -------
Operating revenues:
  Passenger                                   $13,227    $12,295    $11,799
  Cargo                                           757        685        657
  Other operating revenues                        911        907        712
                                              -------    -------    -------
                                               14,895     13,887     13,168
                                              -------    -------    -------
Operating expenses:
  Salaries and related costs                    4,527      4,680      4,695
  ESOP compensation expense                       504        182         -
  Aircraft fuel                                 1,680      1,585      1,718
  Commissions                                   1,471      1,426      1,314
  Purchased services                            1,062        947        974
  Aircraft rent                                 1,009        933        842
  Landing fees and other rent                     810        631        624
  Depreciation and amortization                   724        725        722
  Food services                                   532        479        317
  Aircraft maintenance                            407        410        366
  Personnel expenses                              285        248        260
  Other operating expenses                      1,052      1,128      1,041
                                              -------    -------    -------
                                               14,063     13,374     12,873
                                              -------    -------    -------
Earnings from operations                          832        513        295
                                              -------    -------    -------
Other income (expense):
  Interest expense                               (359)      (362)      (347)
  Interest capitalized                             42         41         51
  Interest income                                  85         68         75
  Equity in earnings (loss) of affiliates          48         20        (30)
  Miscellaneous, net                              (40)      (127)       (70)
                                              -------    -------    -------
                                                 (224)      (360)      (321)
                                              -------    -------    -------
Earnings (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change                     608        153        (26)

Provision (credit) for income taxes               237         87         (9)
                                              -------    -------    -------
Earnings (loss) before extraordinary item and
  cumulative effect of accounting change          371         66        (17)
Extraordinary loss on early
  extinguishment of debt, net of tax              (30)        -         (19)
Cumulative effect of accounting change, net        -         (26)        -
                                              -------    -------    -------
Net earnings (loss)                           $   341    $    40    $   (36)
                                              =======    =======    =======
              The accompanying notes to consolidated financial
            statements are an integral part of these statements.

               UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                                (In Millions)



                                                           December 31
Assets                                                 1995          1994
                                                      -------       -------
Current assets:
  Cash and cash equivalents                           $   142       $   444
  Short-term investments                                  425           857
  Receivables, less allowance for doubtful
    accounts (1995 - $19; 1994 - $22)                     947           887
  Related party receivables                                 1            77
  Aircraft fuel, spare parts and supplies, less
    obsolescence allowance (1995 - $38;
    1994 - $44)                                           298           285
  Deferred income taxes                                   240           155
  Prepaid expenses and other                              380           335
                                                      -------       -------
                                                        2,433         3,040
                                                      -------       -------

Operating property and equipment:
  Owned -
    Flight equipment                                    7,778         7,479
    Advances on flight equipment                          735           713
    Other property and equipment                        2,700         2,619
                                                      -------       -------
                                                       11,213        10,811
    Less - Accumulated depreciation and amortization    5,153         4,775
                                                      -------       -------
                                                        6,060         6,036
                                                      -------       -------
  Capital leases -
    Flight equipment                                    1,362         1,028
    Other property and equipment                          102           104
                                                      -------       -------
                                                        1,464         1,132
    Less - Accumulated amortization                       503           447
                                                      -------       -------
                                                          961           685
                                                      -------       -------
                                                        7,021         6,721
                                                      -------       -------
Other assets:
  Intangibles, less accumulated amortization
    (1995 - $209; 1994 - $195)                            736           762
  Deferred income taxes                                   238           479
  Related party receivables                               481           570
  Other                                                   484           380
                                                      -------       -------
                                                        1,939         2,191
                                                      -------       -------

                                                      $11,393       $11,952
                                                      =======       =======

               The accompanying notes to consolidated financial
             statements are an integral part of these statements.


                UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                       (In Millions, Except Share Data)

                                                           December 31
Liabilities and Shareholder's Equity                   1995          1994
                                                      -------       -------
Current liabilities:
  Short-term borrowings                               $    -        $   269
  Long-term debt maturing within one year                  84           364
  Related party debt maturing within one year              43            -
  Current obligations under capital leases                 98            75
  Advance ticket sales                                  1,100         1,020
  Accounts payable                                        682           657
  Accrued salaries, wages and benefits                    868           841
  Accrued aircraft rent                                   748           803
  Other accrued liabilities                               780           864
                                                      -------       -------
                                                        4,403         4,893
                                                      -------       -------
Long-term debt                                          2,338         2,849
                                                      -------       -------
Long-term obligations under capital leases                990           727
                                                      -------       -------
Other liabilities and deferred credits:
  Deferred pension liability                              368           512
  Postretirement benefit liability                      1,225         1,148
  Deferred gains                                        1,214         1,363
  Accrued aircraft rent                                   272           213
  Other                                                   326           254
                                                      -------       -------
                                                        3,405         3,490
                                                      -------       -------
Minority interest                                          59            49
                                                      -------       -------
Commitment under Supplemental ESOP                         60            -
                                                      -------       -------
Shareholder's equity:
  Common stock, $5 par value; authorized,
    1,000 shares; outstanding 200 shares                   -             -
  Additional capital invested                              -             -
  ESOP capital                                            822           266
  Accumulated deficit                                    (413)         (214)
  Unearned ESOP preferred stock                          (175)          (83)
  Pension liability adjustment                            (76)          (16)
  Other                                                   (20)           (9)
                                                      -------       -------
                                                          138           (56)
                                                      -------       -------
Commitments and contingent liabilities (Note 15)
                                                      -------       -------
                                                      $11,393       $11,952
                                                      =======       =======

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.



                  UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (In Millions)
                                                      Year Ended December 31
                                                     1995      1994      1993
                                                    -------   -------   -------
Cash and cash equivalents at beginning of year      $   444   $   285   $   454
                                                    -------   -------   -------
Cash flows from operating activities:
  Net earnings (loss)                                   341        40       (36)
  Adjustments to reconcile to net cash provided by
    operating activities -
      ESOP compensation expense                         504       182        -
      Cumulative effect of accounting change             -         26        -
      Extraordinary loss on debt extinguishment          30        -         19
      Pension funding in excess of expense             (275)     (114)      (95)
      Deferred postretirement benefit expense           125       145        89
      Depreciation and amortization                     724       725       722
      Provision (credit) for deferred income taxes      214        58       (59)
      Undistributed (earnings) losses of affiliates     (38)      (19)       48
      Decrease (increase) in receivables                (60)      205       (20)
      Decrease (increase) in related party
        receivables                                       1      (197)      (39)
      Decrease (increase) in other current assets      (107)       40        15
      Increase (decrease) in advance ticket sales        80       (16)      (31)
      Increase (decrease) in accrued income taxes       (74)       68        39
      Increase (decrease) in accounts payable
        and accrued liabilities                          44      (142)       35
      Amortization of deferred gains                    (79)      (85)      (83)
      Other, net                                        157       277       214
                                                    -------   -------   -------
                                                      1,587     1,193       818
                                                    -------   -------   -------
Cash flows from investing activities:
  Additions to property and equipment                (1,111)     (627)   (1,484)
  Proceeds on disposition of property and equipment     459       425     1,156
  Decrease (increase) in short-term investments         432      (160)      114
  Decrease (increase) in loans to affiliates            166        (6)      (22)
  Other, net                                            (19)       28         4
                                                    -------   -------   -------
                                                        (73)     (340)     (232)
                                                    -------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt               -        735        99
  Repayment of long-term debt                          (838)     (255)     (664)
  Principal payments under capital leases               (79)      (87)      (55)
  Dividend to parent company                           (600)   (1,041)       -
  Decrease in short-term borrowings                    (269)      (46)     (135)
  Other, net                                            (30)       -         -
                                                    -------   -------   -------
                                                     (1,816)     (694)     (755)
                                                    -------   -------   -------
Increase (decrease) in cash and cash equivalents
  during the year                                      (302)      159      (169)
                                                    -------   -------   -------
Cash and cash equivalents at end of year            $   142   $   444   $   285
                                                    =======   =======   =======

                 The accompanying notes to consolidated financial
               statements are an integral part of these statements.


                           UNITED AIR LINES, INC. AND SUBSIDIARY COMPANIES
                           STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY
                                            (In Millions)
                                                                      Unearned
                                       Additional                       ESOP
                               Common   Capital     ESOP  Accumulated Preferred
                               Stock    Invested   Capital  Deficit     Stock    Other    Total
                               ------  ----------  ------- ---------  ---------  -----   -------
Balance at December 31, 1992        -      816         -       (59)        -       (19)       738
                                 ----    -----      ----     -----     -----     -----    -------
Year ended December 31, 1993:
   Net loss                         -        -         -       (36)        -         -        (36)
   Pension liability
     adjustment                     -        -         -         -         -       (45)       (45)
   Unearned compensation of
     parent company
     restricted stock plan          -       16         -         -         -       (16)         -
   Other                            -        7         -         -         -        10         17
                                 ----    -----      ----     -----     -----     -----    -------
Balance at December 31, 1993        -      839         -       (95)        -       (70)       674
                                 ----    -----      ----     -----     -----     -----    -------
Year ended December 31, 1994:
   Net earnings                     -        -         -        40         -         -         40
   Dividend to parent company       -     (884)        -      (160)        -         -     (1,044)
   Unearned compensation from
     issuance of ESOP
     preferred stock                -        -       227         -      (227)        -          -
   Unearned compensation of
     parent company
     restricted stock plan          -       10         -         -         -       (10)         -
   Amortization of unearned
     compensation under
     ESOPs and restricted
     stock plan                     -        -        39         -       144        21        204
   Pension liability
     adjustment                     -        -         -         -         -        37         37
   Other                            -       35         -         1         -        (3)        33
                                 ----    -----      ----     -----     -----     -----    -------
Balance at December 31, 1994     $  -    $   -      $266     $(214)    $ (83)    $ (25)   $   (56)
                                 ----    -----      ----     -----     -----     -----    -------
Year ended December 31, 1995:
   Net earnings                     -        -         -       341         -         -        341
   Dividend to parent company       -      (60)        -      (540)        -         -       (600)
   Unearned compensation from
     issuance of ESOP
     preferred stock                -        -       535         -      (535)        -          -
   Unearned compensation of
     parent company
     restricted stock plan          -       26         -         -         -       (26)         -
   Amortization of unearned
     compensation under
     ESOPs and restricted
     stock plan                     -        -        69         -       435         8        512
   Pension liability
     adjustment                     -        -         -         -         -       (60)       (60)
   Other                            -       34       (48)        -         8         7         43
                                 ----    -----      ----     -----     -----     -----    -------
Balance at December 31, 1995     $  -    $   -      $822     $(413)    $(175)    $ (96)   $   138
                                 ====    =====      ====     =====     =====     =====    =======
                           The accompanying notes to consolidated financial
                         statements are an integral part of these statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies

      United Air Lines, Inc. ("United" or "the Company") is a wholly-owned subsidiary of UAL Corporation ("UAL"). United is a major commercial air transport carrier, providing passenger and cargo service to 104 airports in the United States and 30 foreign countries at the end of 1995. United's principal foreign markets are in the Pacific, Europe and Latin America. United also owns 77% of the Apollo Travel Services Partnership ("ATS"), which markets the Apollo computer reservations system to travel agencies in the United States, Mexico and the Caribbean.

      (a) Consolidation-

      The consolidated financial statements include the accounts of United and all of its majority-owned affiliates. All significant intercompany transactions are eliminated.

      (b) Use of Estimates-

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (c) Accounting Changes-

      Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits," resulting in a cumulative after-tax charge of $26 million (see Note 12) and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 13).

      (d) Airline Revenues-

      Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished. The value of unused passenger tickets is included in current liabilities.

      (e) Foreign Currency Transactions-

      Monetary assets and liabilities denominated in foreign currencies are converted at exchange rates in effect at the balance sheet date. The resulting foreign exchange gains and losses are charged or credited directly to income. United has entered into a foreign currency swap contract to reduce certain exposure to currency fluctuations. Foreign currency gains and losses on the contract are included in income currently, exactly offsetting the foreign currency losses and gains on the obligations.

      (f) Cash and Cash Equivalents and Short-term Investments-

      Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

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

      Depreciation and amortization of owned depreciable assets is based on the straight-line method over their estimated service lives. Leasehold improvements are amortized over the remaining period of the lease or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 10 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

      Properties under capital leases are amortized on the straight-line method over the life of the lease, or in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 30 years for aircraft and flight simulators and 25 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

      Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense accounts. Costs of additions to and renewals of units of property are charged to property and equipment accounts.

      (i) Intangibles-

      Intangibles consist primarily of route acquisition costs, slots and intangible pension assets (see Note 11). Route acquisition costs and slots are amortized over 40 years and 5 years, respectively.

      (j) Mileage Plus Awards-

      United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program (including awards earned from mileage credits sold) when such award levels are reached.
 United, through its wholly-owned subsidiary, Mileage Plus, Inc., sells mileage credits to participating partners in the Mileage Plus program. The resulting revenue is recorded in other operating revenues during the period in which the credits are sold.

      (k) Deferred Gains-

      Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

      (l) Interest Rate Swap Agreements-

      United has entered into interest rate swap agreements to hedge its interest rate exposure on certain obligations. The differential to be paid or received under the swap agreements is charged or credited to interest expense or rental expense depending on the obligation.

(2) Employee Investment Transaction and Recapitalization

      On July 12, 1994, the shareholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization (see Note
10). Pursuant to the terms of the plan of recapitalization, holders of old UAL common stock received approximately $2.1 billion in cash and the remaining 45% of the equity in the form of new common stock. In connection with the recapitalization, United issued $370 million of 10.67% debentures due in 2004 and $371 million of 11.21% debentures due in 2014 and paid a dividend of $1.041 billion to UAL. Through December 31, 1995, the Company has repaid $10 million of the 10.67% debentures and $140 million of the 11.21% debentures.

(3) Affiliates

      United owns 38% of the Galileo International Partnership ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. Included in the Company's accumulated deficit is approximately $97 million of undistributed earnings of Galileo and its predecessor companies. United also owns 77% of ATS, whose accounts are consolidated. The revenues generated by ATS are insignificant in comparison to United's consolidated total; however, ATS operates with significantly higher earnings margins than United, and thus is a material contributor to consolidated net earnings.

      Prior to a September 1993 merger, United owned 50% of the Covia Partnership ("Covia") and 25.6% of Galileo Ltd., Galileo's and ATS's predecessor companies. Under operating agreements with Covia prior to the merger, United provided certain computer support services for, and purchased computer reservations services, communications and other information from, Covia. Revenues derived from the sale of services to Covia amounted to approximately $21 million in 1993. The cost to United of services purchased from Covia amounted to approximately $168 million in 1993. Under operating agreements with Galileo subsequent to the merger, United purchases computer reservation services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $238 million in 1995, $233 million in 1994 and $58 million in 1993. The cost to United of services purchased from Galileo amounted to approximately $104 million in 1995, $94 million in 1994 and $47 million in 1993. Galileo's net earnings (loss) were $49 million in 1994 and $(141) million in 1993.

(4) Other Income (Expense) - Miscellaneous

Other income (expense) - miscellaneous, net consisted of the following:

                                              1995      1994     1993
                                             ------    ------   ------
                                                   (In Millions)
     Foreign exchange gains (losses)         $ (20)    $  15    $(20)
     Amortization of hedge
       transaction costs                        (4)       (6)     (6)
     Net gains on disposition of property
       or rights                                17         7       2
     Minority interests                        (23)      (22)     (1)
     Recapitalization transaction costs         -       (121)     -
     Write down of aircraft to
       net realizable value                     -         -      (59)
     Gain on settlement of 1985
       annuity purchases                        -         -       17
     Other                                     (10)       -       (3)
                                             -----     -----    ----
                                             $ (40)    $(127)   $(70)
                                             =====     =====    ====

(5) Income Taxes

      United, its subsidiaries and other affiliated companies file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record, and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies, and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on separate company bases.

      In 1995, United incurred a regular tax loss but had an alternative minimum tax ("AMT") liability. The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. Certain preferences, mainly depreciation adjustments, have caused alternative minimum taxable income and the resulting AMT liability to exceed regular taxable income and the regular tax liability. The excess of the AMT liability over the regular tax liability produces AMT credits which are carried forward indefinitely.

The provision (credit) for income taxes is summarized as follows:

                                  1995         1994        1993
                                 ------       ------      ------
                                            (In Millions)
             Current-
              Federal            $  20        $  25       $  50
              State                  3            3          -
                                 -----        -----       -----
                                    23           28          50
                                 -----        -----       -----
             Deferred-
              Federal              191           54         (68)
              State                 23            5           9
                                 -----        -----       -----
                                   214           59         (59)
                                 -----        -----       -----
                                 $ 237        $  87       $  (9)
                                 =====        =====       =====

The income tax provision (credit) differed from amounts computed at the statutory federal income tax rate, as follows:

                                           1995         1994       1993
                                         --------     --------   -------
                                                    (In Millions)
Income tax provision (credit)
  at statutory rate                      $ 213        $  54      $  (9)
State income taxes, net of
  federal income tax benefit                17            5          6
Nondeductible employee meals                23           22          8
Nondeductible ESOP transaction costs         -           21          -
Foreign tax credits                         (2)          (3)        (3)
Rate change effect                           -          (14)        (9)
Other, net                                 (14)           2         (1)
                                         -----        -----      -----
Income tax provision (credit)
  as reported                            $ 237        $  87      $  (9)
                                         =====        =====      =====

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows:
                                        1995                    1994
                                Deferred    Deferred    Deferred    Deferred
                                  Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                --------   -----------  --------   -----------
                                               (In Millions)
Employee benefits, including
  postretirement medical        $  593      $   92      $  536      $   13
Depreciation, capitalized
  interest and transfers of
  tax benefits                      -        1,062          -        1,044
Gains on sale and leasebacks       450          -          472          -
Rent expense                       310          -          254          -
AMT credit carryforward            263          -          260          -
Net operating loss
  carryforwards                    123          -           40          -
Other                              175         282         323         194
                                ------     -------      ------     -------
                                $1,914      $1,436      $1,885      $1,251
                                ======     =======      ======     =======


     At December 31, 1995, United and its subsidiaries had $263 million of federal AMT credit carryforwards available for an indefinite period, $40 million of state tax benefit from net operating loss carryforwards expiring between 1997 and 2011, $83 million of federal tax benefit from net operating loss carryforwards expiring between 2009 and 2011, and $19 million of foreign tax credit carryforwards expiring between 1997 and 2001.

     United's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, fuel costs, the state of the industry and other factors beyond management's control. There can be no assurances that United will meet its expectation of future taxable income.
 However, based on the above factors, the extended period over which postretirement benefits will be recognized, and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1995.

(6) Short-Term Borrowings

     At December 31, 1994, United had outstanding $269 million in short-term borrowings, bearing an average interest rate of 5.63%.
Receivables amounting to $426 million were pledged by United to secure repayment of such outstanding borrowings. In the second quarter of 1995, United repaid all of these outstanding borrowings. The maximum available amount of borrowings under this arrangement is $270 million.

(7) Long-Term Debt

A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 1995):

                                                      1995          1994
                                                     -------       -------
                                                          (In Millions)
  Secured notes, 6.65% to 11.54%, averaging
    8.37%, due through 2014                          $   957       $ 1,230
  Debentures, 6.75% to 11.21%, averaging 9.91%,
    due 1997 to 2021                                   1,419         1,741
  Deferred purchase certificates, Japanese yen-
    denominated, 7.75%, due through 1998                  -            200
  Promissory notes, 6.24% to 6.46%, averaging
    6.39%, due through 1998                               61            62
                                                     -------       -------
                                                       2,437         3,233
  Less:  Unamortized discount on debt                    (15)          (20)
         Current maturities                              (84)         (364)
                                                     -------       -------
                                                     $ 2,338       $ 2,849
                                                     =======       =======

      In addition to scheduled principal payments, in 1995 the Company repaid $223 million in principal amount of secured notes and $322 million in principal amount of debentures prior to maturity. These obligations were scheduled to mature at various times from 2004 through 2021. The Company also repaid all of its outstanding yen-denominated deferred purchase certificates, which were due through 1998. An extraordinary loss of $30 million, net of tax benefits of $18 million, was recorded in the fourth quarter, reflecting amounts paid in excess of the debt carrying value.

      At December 31, 1995, United had outstanding a total of $207 million of long-term debt bearing interest at rates 85 to 128 basis points over the London interbank offered rate ("LIBOR"). In connection with certain of these debt financings, United has entered interest rate swap agreements to effectively fix interest rates at December 31, 1995 between 8.554% and 8.6% on $69 million of notional amount (see Note 14).

      Maturities of long-term debt for each of the four years after 1996 are: 1997 -- $181 million; 1998 -- $86 million; 1999 -- $44 million; and
2000 -- $47 million. Various assets, principally aircraft, having an aggregate book value of $1.077 billion at December 31, 1995, were pledged as security under various loan agreements.

      At December 31, 1995, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $795 million of securities, including secured and unsecured debt, equipment trust and pass through certificates, equity or a combination thereof. In January 1996, United offered $165 million principal amount in pass through certificates under the shelf registration statement, lowering the remaining amount available for public offering under the shelf to $631 million.

      During 1993, United retired $500 million of senior subordinated notes. The notes were scheduled to mature in 1995 ($150 million) and 1998 ($350 million). An extraordinary loss of $19 million, after tax benefits of $9 million, was recorded as a result of the retirement.

(8) Lease Obligations

      The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

Future minimum lease payments as of December 31, 1995, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

                                       Operating Leases        Capital
                                    Aircraft    Non-aircraft    Leases
                                    --------    ------------   --------
                                             (In Millions)
      Payable during-
         1996                       $   845       $  423       $  180
         1997                           833          418          177
         1998                           841          408          182
         1999                           838          407          158
         2000                           854          397          135
         After 2000                  12,597        7,595          834
                                    -------       ------       ------
      Total minimum lease
        payments                   $ 16,808       $9,648        1,666
                                   ========       ======
      Imputed interest (at rates of 5.3%
        to 12.2%)                                                (578)
                                                               ------
      Present value of minimum lease payments                   1,088
      Current portion                                             (98)
                                                               ------
      Long-term obligations under capital leases               $  990
                                                               ======

      As of December 31, 1995, United leased 292 aircraft, 49 of which were under capital leases. These leases have terms of 4 to 26 years, and expiration dates range from 1999 through 2021. Under the terms of leases for 283 of the aircraft, United has the right of first refusal to purchase, at the end of the lease term, certain aircraft at fair market value and others at either fair market value or a percentage of cost. United has 29 Airbus A320-200 aircraft under 24- to 26-year operating leases which are cancelable upon 11 months' notice during the initial 10 years of the leases.

      During 1995, United terminated operating leases for 39 aircraft (9 B727s, 24 B737s and 6 DC-10s) by exercising its right to acquire them. Operating property and equipment increased by $400 million as a result of the acquisition of these aircraft. The reductions in future minimum lease payments from 1996 through 1998 due to these lease terminations are reflected in the above table.

      Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.469 billion in 1995, $1.222 billion in 1994, and $1.208 billion in 1993. Included in rent expense was $22 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates. In connection with certain of these leases, United has entered interest rate swap agreements (see Note 14).

(9) Related Party Transactions

      Air Wis Services, Inc., a wholly-owned subsidiary of UAL, owns Air Wisconsin, Inc. At December 31, 1995, United had outstanding loans from Air Wisconsin, Inc. in the amount of $43 million. At December 31, 1994, United had outstanding loans to Air Wisconsin, Inc. in the amount of $86 million. Both loans bore interest at market rates.

      In December 1995, UAL contributed the net assets of its wholly-owned subsidiary Mileage Plus, Inc. ("MPI") to United. MPI administers the Mileage Plus frequent flyer progam (see Note 1(j)). Consolidation of MPI had an insignificant impact on the financial condition, results of operations and cash flows of United for all periods presented. As a result, prior periods have not been restated to reflect this change.

      In 1995 and 1994, United paid a cash dividend of $600 million and $1.041 billion, respectively, to UAL. At December 31, 1995 and 1994, United had accounts receivable from UAL of $482 million and $561 million, respectively.

      Certain officers and key employees of United participate in UAL stock award plans. Under UAL's incentive stock option program, stock appreciation rights ("SARs") were granted in tandem with certain stock options prior to 1992. On exercise of these SARs, holders would receive in cash 100% of the appreciation in fair market value of the UAL shares subject to the SAR. The estimated payment value of SARs, net of market value adjustments, was charged to United's earnings over the vesting period. In 1992, all active officers relinquished their SARs but retained the tandem stock options. This action left relatively few SARs outstanding, the last of which were exercised in 1995.

      As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to utilize the cashless exercise features of stock options. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged to earnings currently. At December 31, 1995, option holders were eligible for cashless exercise in connection with 480,610 outstanding options with an average exercise price of $119.95 per old share of UAL common stock. The expense recorded for SARs and cashless exercises was $27 million in 1995, $15 million in 1994 and $1 million in 1993.

      In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock options.
 Entities have the option of either adopting the measurement criteria of the statement for accounting purposes, thereby recognizing an amount in results of operations on a prospective basis, or disclosing in the footnotes the pro forma effects of the new measurement criteria. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal years beginning after December 15, 1995.

      Key officers and employees of United have also been awarded shares of restricted UAL stock. These restricted shares generally vest over a five-year period. Nonvested shares are subject to certain transfer restrictions and forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the stock on the date of award, is amortized to salaries and related costs over the vesting period. As a result of the 1994 recapitalization, all outstanding restricted shares became vested at the time of the transaction and $12 million of compensation expense was recorded for the remaining balance of unearned compensation attributable to the outstanding shares.

      In 1994, subsequent to the recapitalization, 112,767 restricted shares of new UAL common stock were awarded, and in 1995, an additional 223,213 restricted shares were awarded. As of December 31, 1995, 267,963 shares were restricted and still nonvested. Additionally, 3,750 shares were reserved for future award under the plan. In 1995, 1994 and 1993, 10,750, 9,800 and 9,000 shares, respectively, were forfeited and returned to treasury stock.

(10) Employee Stock Ownership Plans

      The ESOPs established as part of the 1994 recapitalization cover United's pilots, U.S. management and salaried employees, and U.S. union ground employees. The ESOPs include a "Leveraged ESOP," a "Non-Leveraged ESOP" and a "Supplemental ESOP." Both the Leveraged ESOP and the Non-Leveraged ESOP are tax qualified plans while the Supplemental ESOP is not a tax qualified plan. The purpose of having the three ESOPs is to deliver the agreed-upon shares to employees in a manner which utilizes the tax incentives available to tax qualified ESOPs to the greatest degree possible. Accordingly, shares are delivered to employees primarily through the Leveraged ESOP, secondly, through the Non-Leveraged ESOP, and lastly, through the Supplemental ESOP.

      The equity interests are being delivered to employees through two classes of UAL preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"). The Class 1 ESOP Preferred Stock is being delivered to an ESOP trust in seven separate sales through January 1, 2000 under the Leveraged ESOP, two of which have already taken place. Based on Internal Revenue Code limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP, annually through the year 2000.

      The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). For the Leveraged ESOP, as shares of the Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and a corresponding charge to unearned ESOP preferred stock. As the shares are earned by employees in exchange for services performed, the shares are committed to be released. ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares. Any difference between the fair value of the shares and the cost of the shares is charged or credited to ESOP capital. For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as ESOP capital as the shares are committed to be contributed in exchange for employee services, with the offsetting entry to ESOP compensation expense. The ESOP compensation expense is based on the average fair value of the shares committed to be contributed, in accordance with the SOP. The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The unearned ESOP preferred stock, ESOP capital, ESOP compensation expense and commitment outstanding under the Supplemental ESOP are recorded by United since participants in the ESOPs are employees of United.

      Shares of ESOP Preferred Stock are legally released or allocated to employee accounts as of year end. Dividends on the ESOP Preferred Stock are also paid at the end of the year. Dividends on unallocated shares are used by the ESOP to pay down the loan from UAL and are not considered dividends for financial reporting purposes. Dividends on allocated shares are satisfied by releasing shares from the ESOP's suspense account to the employee accounts and are charged to equity.

      ESOP compensation expense was $504 million in 1995. During 1994, the Company recorded $182 million of ESOP compensation expense for the period July 13 through December 31, 1994. During 1995, 1,131,912 shares of Class 1 ESOP Preferred Stock, and 304,070 shares of Class 2 ESOP Preferred Stock were allocated to employee accounts, and another 12,402 shares of Class 2 ESOP Preferred were allocated in the form of "book entry" shares, effective December 31, 1994. At December 31, 1995, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 2,402,310 shares of Class 1 ESOP Preferred Stock committed to be released and 1,105,466 shares held in suspense by the ESOP as of December 31, 1995. For the Class 2 ESOP Preferred Stock, 671,663 shares were committed to be contributed to employees at December 31, 1995. The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1995 and 1994 was $230 million and $79 million, respectively.

      For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The estimated fair value of such shares at December 31, 1995 was $60 million.

(11) Retirement Plans

      The Company has various retirement plans which cover substantially all employees. Defined benefit plans covering certain employees (primarily union ground employees) provide a stated benefit for specified periods of service, while defined benefit plans for other employees provide benefits based on employees' years of service and average compensation for a specified period of time before retirement. Pension costs are funded to at least the minimum level required by the Employee Retirement Income Security Act of 1974. The Company also provides several defined contribution plans which cover substantially all U. S. employees who have completed one year of service. For certain groups of employees (primarily pilots, salaried employees hired after February 1, 1994 and employees of Mileage Plus, Inc.), the Company contributes an annual amount on behalf of each participant, calculated as a percentage of the participants' earnings or a percentage of the participants' contributions.

      The following table sets forth the defined benefit plans' funded status and amounts recognized in the statements of consolidated financial position as of December 31:

                                             1995             1994
                                          Accumulated      Accumulated
                                            Benefits         Benefits
                                            Exceed           Exceed
                                            Assets           Assets
                                          -----------      -----------
                                                  (In Millions)
Actuarial present value of
  accumulated benefit obligation            $5,309           $4,191
                                            ======           ======
Actuarial present value of
  projected benefit obligation              $5,774           $4,577
Plan assets at fair value                    4,947            3,785
                                            ------           ------
Projected benefit obligation
  in excess of plan assets                     827              792
Unrecognized net loss                         (356)             (13)
Prior service cost not yet recognized
  in net periodic pension cost                (482)            (523)
Remaining unrecognized net asset               (15)              (3)
Adjustment required to
  recognize minimum liability                  400              302
                                            ------           ------
Pension liability recognized in the
  statements of consolidated financial
  position                                  $  374           $  555
                                            ======           ======

      For the valuation of pension obligations as of December 31, 1995 and 1994, the weighted average discount rates used were 7.25% and 8.75%, respectively, and the rate of increase in compensation for both 1995 and 1994 was 3.15%. Substantially all of the accumulated benefit obligation is vested.

      Total pension expense for all retirement plans (including defined contribution plans) was $193 million in 1995, $350 million in 1994, and $346 million in 1993.

      Plan assets are invested primarily in governmental and corporate debt instruments and corporate equity securities. The expected average long-term rate of return on plan assets at December 31, 1995, 1994 and 1993 was 9.75%.

      The net periodic pension cost of defined benefit plans included the following components:
                                         1995        1994        1993
                                        ------      ------      ------
                                                 (In Millions)
      Service cost - benefits earned
        during the year                 $ 173       $ 216       $ 186
      Interest cost on projected
        benefit obligation                396         379         356
      Actual (return) loss on
        plan assets                      (934)         28        (310)
      Net amortization and deferral       545        (351)         19
                                        -----       -----       -----
      Net periodic pension cost         $ 180       $ 272       $ 251
                                        =====       =====       =====


      Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations, including discount rates and rates of increase in compensation, resulting in increases or decreases in United's pension liability and net periodic pension cost.

(12) Other Employee Benefits

      The Company provides certain health care benefits, primarily in the
U. S., to retirees and eligible dependents. Benefits are generally funded from company assets on a current basis, although amounts sufficient to pay claims incurred, but not yet paid, are held in trust at year-end. Certain plan benefits are subject to co-payments, deductibles and other limits described in the plans and the benefits are reduced once a retiree becomes eligible for Medicare. The Company also provides certain life insurance benefits to retirees. The assets to fund retiree life insurance benefits are being held in a deposit trust administration fund with a major insurance company. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

Information on the plans' funded status, on an aggregate basis at December 31, follows (in millions):

                                             1995       1994
                                            ------     ------
Accumulated postretirement
  benefit obligation:
    Retirees                                $  536     $  383
    Other fully eligible participants          210        183
    Other active participants                  676        590
                                            ------     ------
  Total accumulated postretirement
    benefit obligation                       1,422      1,156
  Unrecognized net gain (loss)                 (54)       138
  Fair value of plan assets                    (99)       (95)
                                            ------     ------
Accrued postretirement benefit obligation   $1,269     $1,199
                                            ======     ======

Net postretirement benefit costs included the following components (in millions):

                                             1995       1994       1993
                                            ------     ------     ------
Service cost - benefits attributed to
  service during the period                 $ 37       $ 46       $ 38
Amortization of unrecognized net
  loss (gain)                                 (5)         3          3
Actual return on assets                       (7)         -          -
Interest cost on benefit obligation          100         95         92
                                            ----       ----       ----
Net postretirement benefit costs            $125       $144       $133
                                            ====       ====       ====

      The discount rates used to estimate the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 were 7.25% and 8.75%, respectively. The assumed health care cost trend rates were 8.5% and 10% for 1995 and 1994, respectively, declining annually to a rate of 4% by the year 2001 and remaining level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1995, by $179 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1995 by $19 million.

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

      Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of postretirement and postemployment obligations, including discount rates, resulting in increases or decreases in United's liability and net periodic cost.

(13) Investments in Debt Securities

      The following information pertains to the Company's investments in debt and equity securities that are included in "Cash and cash equivalents" and "Short-term investments":

  December 31, 1995                        Gross
    (in millions)             Aggregate  Unrealized             Average
  -----------------             Fair      Holding     Cost      Maturity
                                Value      Gains      Basis     (Months)
                              ---------  --------    -------    --------
Available-for-sale:
  U.S. government agency
   debt securities             $  140      $(1)       $  139      11
  Corporate debt securities       108       (1)          107       7
  Other debt securities            20        -            20      11

Held-to-maturity:
  U.S. government agency
   debt securities             $   60      $ -        $   60      10
  Corporate debt securities        99       (1)           98       5
  Other debt securities           136        -           136       5

  December 31, 1994                        Gross
    (in millions)             Aggregate  Unrealized             Average
  -----------------             Fair      Holding     Cost      Maturity
                                Value      Losses     Basis     (Months)
                              ---------  ---------   -------    --------
Available-for-sale:
  U.S. government agency
   debt securities             $  276      $ 2        $  278       9
  Corporate debt securities       282        2           284      10
  Other debt securities           121        1           122       8

Held-to-maturity:
  U.S. government agency
   debt securities             $   80        -        $   80       6
  Corporate debt securities       184        -           184       4
  Other debt securities           352        -           352       2

      The net unrealized holding gains on available-for-sale securities of $3 million in 1995 and losses of $5 million in 1994 have been recorded as a component of shareholders' equity, net of related tax benefits. The proceeds from sales of available-for-sale securities were $275 million and $158 million in 1995 and 1994, respectively. Such sales resulted in insignificant gross realized gains and losses, based on the cost of the specific securities sold. These gains and losses were included in interest income for each respective year.

(14) Financial Instruments and Risk Management

      The Company attempts to manage its exposure to interest rates, foreign exchange rates, and, to a limited extent, jet fuel prices through the use of various derivative financial instruments. The Risk Tolerance Committee ("RTC"), a group of the Company's senior officers, is responsible for setting acceptable levels of risk and reviewing risk management activities. Except for minor investments in certain futures and options contracts to assist in opportunistic purchases of jet fuel under limits set by the RTC, the Company uses derivative financial instruments only for the purpose of hedging existing commitments or obligations, not for generating trading profits.

      Credit Exposures of Derivatives

      The Company's theoretical risk in the derivative financial instruments described below is the cost of replacing the contracts at current market rates in the event of default by any of the counterparties. However, the Company does not anticipate such default as counterparties are selected based on credit ratings and the relative market positions with each counterparty are monitored by the RTC and their designates. Furthermore, the risk of such default is mitigated by provisions in the contracts which require either party to post increasing amounts of collateral as the value of the contract moves against them, subject to certain thresholds. Counterparty credit risk is further minimized by settlements throughout the duration of the contract.

      Interest Rate Risk Management

      United has entered interest rate swap agreements in order to manage the interest rate exposure associated with certain variable rate debt and leases. The swap agreements have remaining terms averaging 15 years, corresponding to the terms of the related debt or lease obligations. Under the agreements, United makes payments to counterparties at fixed rates and in return receives payments based on variable rates indexed to LIBOR. At December 31, 1995, a notional amount of $471 million of interest rate swap agreements effectively fixed interest rates between 8.02% and 8.65% on such obligations. The notional amounts of the swaps do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of the swaps. Rather, the amounts exchanged are based on interest rates applied to the notional amounts. The fair values to United of interest rate swap agreements at December 31, 1995 and 1994 were $(46) million and $26 million, respectively, taking into account interest rates in effect at the time.

      Foreign Exchange Risk Management

      A strengthening (weakening) of foreign currencies versus the U.S. dollar tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. United attempts to mitigate its exposure to fluctuations in any single currency by carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world. As a result of rate fluctuations, United is also exposed to transaction gains and losses which it attempts to manage as follows:

      United is party to a foreign currency swap contract to reduce exposure to currency fluctuations in connection with 8.1 billion of Japanese yen-denominated lease obligations. The contract effectively fixes future lease principal payments at an indirect yen exchange rate of 95.63. At December 31, 1995, the swap contract had a notional amount of $84 million, which will reduce periodically through 2004 as payments are made under the leases. The fair value of the currency swap contract to United at December 31, 1995 was approximately $8 million based on the change in the yen to dollar exchange rate and interest rates in the U.S. and Japan.

      United incurs certain other identifiable Japanese yen-denominated liabilities as a result of operations (commissions) and financing activities (accrued rent on aircraft operating leases and interest on capital leases). United minimizes transaction gains and losses by investing in yen-denominated time deposits to offset the impact of rate changes. Where no significant liability exists to offset, United mitigates its exposure to foreign exchange fluctuations by converting excess local currencies generated into U.S. dollars.

      Fuel Price Risk Management

      United enters into contracts with certain fuel suppliers to purchase fuel at a fixed average price over a given period of time, typically one year, to protect against increases in jet fuel prices. At December 31, 1995, United had contracted 134 million gallons or approximately 5.0% of its expected 1996 fuel needs at fixed average prices.

      At December 31, 1995, the fair values of futures and options contracts used for opportunistic purchases of jet fuel were insignificant.

      Balance Sheet Financial Instruments: Fair Values

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments classified as "held-to-maturity," and short-term borrowings approximate fair value due to the immediate or short-term maturities of these financial instruments. Investments in debt securities classified as "available-for-sale" are stated at fair value based on the quoted market prices for the securities (see Note 13).

      The fair value of long-term debt, including debt due within one year, is primarily based on the quoted market prices for the same or similar issues or on the then current rates offered for debt with similar terms and maturities. The fair value of long-term debt, including debt due within one year, at December 31, 1995 and 1994 was $2.719 billion and $2.938 billion, respectively, compared with carrying values of $2.422 billion and $3.213 billion.

      Financial Guarantees

      Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1995, $1.069 billion principal amount of such bonds was outstanding. As of December 31, 1995, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.051 billion of such bonds, including accrued interest.

      Transfers of the tax benefits of accelerated depreciation and investment tax credits associated with the acquisition of certain equipment have been made previously by United to various tax lessors through tax lease transactions. Proceeds from tax benefit transfers were recognized as income in the year the lease transactions were consummated. The subject equipment is being depreciated for book purposes. United has agreed to indemnify (guaranteed in some cases by UAL) the tax lessors against loss of such benefits in certain circumstances and has agreed to indemnify others for loss of tax benefits in limited circumstances for certain used aircraft purchased by United subject to previous tax lease transactions. Certain tax lessors have required that letters of credit be issued in their favor by financial institutions as security for United's indemnity obligations under the leases. The outstanding balance of such letters of credit totaled $49 million at December 31, 1995. At that date, United had granted mortgages on aircraft and engines having a total book value of $216 million as security for indemnity obligations under tax leases and letters of credit.

      Concentration of Credit Risk

      The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from sales of tickets to individuals through geographically dispersed travel agents, company outlets or other airlines, often through the use of major credit cards. These receivables are short term, generally being settled shortly after the sale.

(15) Commitments, Contingent Liabilities and Uncertainties

      The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations. United records liabilities for legal or environmental claims against it in accordance with generally accepted accounting principles. These amounts are recorded based on the Company's assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase in the near term, based on revisions to estimates relating to the various claims.

      At December 31, 1995, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion after deducting advance payments. An estimated $1.4 billion is due to be spent during 1996, $1.6 billion in 1997, $0.4 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 26 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996 and 1997.

      In addition to the above aircraft orders, United has arrangements with Airbus and International Aero Engines to lease an additional 21 A320 aircraft, which are scheduled for delivery through 1998. At December 31, 1995, United also had purchase options for 137 B737 aircraft, 29 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 45 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised.

      In April 1995, United announced that, under a revised fleet plan, it would use most of the new aircraft to be delivered through 1997 to replace older aircraft in its fleet. As a result, United expects only slight growth in its operating fleet through the end of 1997.

      The Indianapolis Maintenance Center began operation in March 1994. When complete, it is expected to be the facility used for performing maintenance on B737, B757 and B767 aircraft. Construction of certain parts of the facility are still in process. The facilities are being financed primarily with tax-exempt bonds and other capital sources. In connection with the construction of the Indianapolis Maintenance Center, United agreed to reach an aggregate $800 million capital spending target by the year 2001 and employ at least 7,500 individuals by the year 2004.
 In the event such targets are not reached, United may be required to make certain additional payments under related agreements.

      Approximately 61% of United's employees are represented by various labor organizations. In connection with the 1994 employee investment transaction, members of the Air Line Pilots' Association and the International Association of Machinists and Aerospace Workers entered labor contracts with United which become amendable in 2000. The contract with the Association of Flight Attendants ("AFA") becomes amendable March 1, 1996. On February 7, 1996, United's management and the AFA announced that they had reached tentative agreement on a new contract. The agreement is subject to ratification by United's flight attendants. If ratified, the contract will replace the current agreement. The voting process will not conclude until April 1996.

(16) Foreign Operations

      United conducts operations in various foreign countries, principally in the Pacific, Europe and Latin America. Operating revenues from foreign operations were approximately $5.309 billion in 1995, $4.920 billion in 1994 and $4.500 billion in 1993. Due to the nature of the airline industry, United's foreign operations involve insignificant amounts of physical assets; however, there are sizeable intangible assets related to acquisitions of foreign route authorities. Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could diminish the value of United's international route authority.

(17) Statement of Consolidated Cash Flows - Supplemental Disclosures

      Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

                                            1995       1994      1993
                                           ------     ------    ------
                                                  (In Millions)
    Cash paid during the year for:
      Interest (net of amounts
        capitalized)                       $313       $291      $319
      Income taxes                            6          5        43

    Non-cash transactions:
      Capital lease obligations
        incurred                            374         -         70
      Long-term debt incurred in
        connection with additions
        to equipment                         26         21       487
      Increase in pension intangible          2         13        19
      Net unrealized gain (loss)
        on investments                        4         (3)       -


(18) Selected Quarterly Financial Data (Unaudited)

                                  1st       2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter    Year
                                -------   -------   -------   -------   -------
                                             (In Millions)
1995:
  Operating revenues            $3,320    $3,804    $4,115    $3,656    $14,895
  Earnings from operations          38       303       468        23        832
  Earnings (loss) before
    extraordinary item             (17)      154       247       (13)       371
  Extraordinary loss on early
    extinguishment of debt          -         -         -        (30)       (30)
  Net earnings (loss)           $  (17)   $  154    $  247    $  (43)   $   341

1994:
  Operating revenues            $3,173    $3,492    $3,799    $3,423    $13,887
  Earnings (loss) from
    operations                     (44)      171       310        76        513
  Earnings (loss) before
    cumulative effect of
    accounting changes             (79)       54        81        10         66
  Cumulative effect of
    accounting changes             (26)       -         -          -        (26)
  Net earnings (loss)           $ (105)   $   54    $   81    $   10    $    40

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

     None.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction J(2)(c) of Form 10-K.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a)  1.   Financial Statements.  The financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

     2. Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report on page F-1 after the signature page hereto.

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The following is an index of exhibits included in this report or incorporated herein by reference.

 3.1 Restated Certificate of Incorporation as filed in Delaware on July 12, 1994 (filed as Exhibit 3.1 to United Air Lines, Inc.'s ("United") Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

 3.2    By-laws, as amended on December 1, 1995.

 4.1 United's indebtedness under any single instrument does not exceed 10% of United's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

 10.1 Change Order No. 7 dated September 19, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. (and United Worldwide Corporation) for acquisition of 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
        10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits
        10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (vi) Exhibits 10.4, 10.5 and 10.6 to UAL's
        Form 10-Q for the quarter ended June 30, 1995)).  (Exhibit
        10.1 hereto is filed as Exhibit 10.37 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 10.2 Change Order No. 8 dated October 17, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.2 hereto is filed as Exhibit 10.38 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 10.3 Supplemental Agreement No. 3 dated October 27, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.3 hereto is filed as Exhibit 10.39 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 10.4 Letter Agreement No. 6-1162-JME-118 dated December 19, 1995 to the 777-200 Purchase Agreement. (Exhibit 10.4 hereto is filed as Exhibit 10.40 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 10.5 Supplemental Agreement No. 7 dated as of December 29, 1995 to the Agreement dated December 18, 1990 between The Boeing Company and United Air Lines, Inc. (and United Worldwide Corporation) for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to
        UAL's Form 10-Q for the quarter ended June 30, 1993, (iii)
        Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (vii) Exhibits 10.7 and
        10.8 to UAL's Form 10-Q for the quarter ended June 30,
        1995)). (Exhibit 10.5 hereto is filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 10.6 Amendment No. 4 dated November 27, 1995 to the Agreement dated August 10, 1992 between AVSA, S.A.R.L., as seller, and United Air Lines, Inc., as buyer, for the acquisition of Airbus Industrie A320-200 model aircraft (as previously amended and supplemented, "A320-200 Purchase Agreement" (filed as Exhibit 10.14 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1993, (ii) Exhibits 10.15 and 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit 10.31 to UAL's Form 10-K for the year ended December 31, 1994, and
        (iv) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1995)). (Exhibit 10.6 hereto is filed as Exhibit
        10.42 to UAL's Form 10-K for the year ended December 31, 1995, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

 12.1   Computation of Ratio of Earnings to Fixed Charges.

 23     Consent of Independent Public Accountants.

 27     Financial Data Schedule.

(b)  Reports on Form 8-K.

     Form 8-K dated February 2, 1996 to report certain documents relating to United Airlines Pass Through Certificates, Series 1996-A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 1996.

                         UNITED AIR LINES, INC.


                         By:  /s/ Gerald Greenwald
                              Gerald Greenwald
                              Chairman of the Board and Chief
                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of February, 1996 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Gerald Greenwald
Gerald Greenwald
Chairman of the Board and Chief
Executive Officer and a Director
(principal executive officer)


/s/ Douglas A. Hacker
Douglas A. Hacker
Senior Vice President and Chief
Financial Officer and a Director
(principal financial officer)


/s/ Frederic F. Brace
Frederic F. Brace
Vice President - Financial
Analysis and Controller
(principal accounting officer)


/s/ John A. Edwardson
John A. Edwardson
Director


/s/ Paul G. George
Paul G. George
Director


/s/ James E. Goodwin
James E. Goodwin
Director


/s/ Joseph R. O'Gorman
Joseph R. O'Gorman
Director


/s/ Stuart I. Oran
Stuart I. Oran
Director

                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1995



                                                   Balance at        Additions Charged to                         Balance at
                                                   Beginning      Costs and           Other                         End of
           Description                              of Year       Expenses          Accounts       Deductions        Year
           -----------                             ----------     ---------         --------       ----------     ----------
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 22             $ 20             $ -            $ 23(1)         $ 19

    Obsolescence allowance -
      Flight equipment spare parts                $ 44             $ 14             $ 3            $ 23(1)         $ 38


----------------
(1) Deduction from reserve for purpose for which reserve was created.



                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1994



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
           -----------                            ----------      ---------         --------       ----------     ----------
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 22             $ 25             $ -            $ 25(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 69             $ 12             $ 5            $ 42(2)         $ 44



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

                                       United Air Lines, Inc. and Subsidiary Companies

                                       Schedule II--Valuation and Qualifying Accounts

                                            For the Year Ended December 31, 1993



                                                  Balance at         Additions Charged to                         Balance at
                                                  Beginning       Costs and           Other                         End of
           Description                             of Year        Expenses          Accounts       Deductions        Year
           -----------                            ----------      ---------         --------       ----------     ----------
                                                                     (In Millions)
Reserve deducted from asset to which it applies:

    Allowance for doubtful accounts               $ 12             $19              $ 7            $ 16(1)         $ 22

    Obsolescence allowance -
      Flight equipment spare parts                $ 46             $12              $26            $ 15(1)         $ 69



(1) Deduction from reserve for purpose for which reserve was created.