Form 10-Q
period 1996-03-31
UNITED AIR LINES INC
filed 1996-05-07
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended March 31, 1996,  Commission File Number 33-21220 *
 --------------------------------------------------------------------

                      UNITED AIR LINES, INC.
                      ---------------------
      (Exact name of Registrant as specified in its charter)

              Delaware                       36-2675206
              --------                       ----------
      (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)        Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois  60007
    Mailing Address:  P. O. Box 66100, Chicago, Illinois  60666
     (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code (847) 700-4000
 -----------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X            No
                           -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1996
                    -----                    --------------

       Common Stock ($5 par value)                200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


 United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
 -------------------------------------------------------------------

               For the Quarter Ended March 31, 1996
               ------------------------------------

Index
- -----

Part I.  Financial Information                             Page No.
- ------   ---------------------                              -------

         Item 1.   Financial statements:

                   Condensed statement of consolidated            3
                   financial position - as of March 31, 1996
                   (unaudited) and December 31, 1995


                   Statement of consolidated operations           5
                   (unaudited) - for the three months
                   ended March 31, 1996 and 1995


                   Condensed statement of consolidated            6
                   cash flows (unaudited) - for the three
                   months ended March 31, 1996 and 1995


                   Notes to consolidated financial                7
                   statements (unaudited)


         Item 2.   Management's discussion and analysis          10
                   of financial condition and results of
                   operations


Part II.  Other Information
- -------   -----------------
          Item 1.  Legal Proceedings                             14
          Item 6.  Exhibits and Reports on Form 8-K              14

Signatures                                                       15
- ----------

Exhibit Index                                                    16
- -------------





                 PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
     -------------------------------------------------------
                        (In Millions)

                                      March 31,
                                         1996       December 31,
Assets                               (Unaudited)        1995
- ------                               -----------    ------------
Current assets:
   Cash and cash equivalents          $    140       $    142
   Short-term investments                  330            425
   Receivables, net                      1,038            947
   Inventories, net                        230            298
   Deferred income taxes                   240            240
   Prepaid expenses and other              397            380
                                      --------       --------
                                         2,375          2,432
                                      --------       --------

Operating property and equipment:
   Owned                                11,146         11,213
   Accumulated depreciation and
     amortization                       (5,205)        (5,153)
                                      --------       --------
                                         5,941          6,060
                                      --------       --------

   Capital leases                        1,709          1,464
   Accumulated amortization               (521)          (503)
                                      --------       --------
                                         1,188            961
                                      --------       --------
                                         7,129          7,021
                                      --------       --------

Other assets:
   Intangibles, net                        730            736
   Deferred income taxes                   238            238
   Related party receivables               523            482
   Other                                   560            484
                                      --------       --------
                                         2,051          1,940
                                      --------       --------

                                      $ 11,555       $ 11,393
                                      ========       ========

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
     -------------------------------------------------------
                          (In Millions)

                                      March 31,
                                         1996       December 31,
                                     (Unaudited)        1995
                                     -----------    ------------
Liabilities and Stockholder's Equity
- ------------------------------------
Current liabilities:
   Current portions of long-term
     debt and capital lease
     obligations                      $    274       $    182
   Related party debt maturing
     within one year                        45             43
   Advance ticket sales                  1,299          1,100
   Accounts payable                        651            682
   Other                                 2,472          2,396
                                      --------       --------
                                         4,741          4,403
                                      --------       --------

Long-term debt                           2,011          2,338
                                      --------       --------

Long-term obligations under capital
  leases                                 1,211            990
                                      --------       --------

Other liabilities and deferred credits:
   Deferred pension liability              197            368
   Postretirement benefit liability      1,248          1,225
   Deferred gains                        1,198          1,214
   Other                                   539            598
                                      --------       --------
                                         3,182          3,405
                                      --------       --------

Minority interest                           63             59
                                      --------       --------

Preferred stock committed to
  Supplemental ESOP                         78             60
                                      --------       --------

Stockholder's equity:
   Common stock at par                      -              -
   Additional capital invested               7             -
   ESOP capital                            961            822
   Accumulated deficit                    (436)          (413)
   Unearned ESOP preferred stock          (169)          (175)
   Other                                   (94)           (96)
                                      --------       --------
                                           269            138
                                      --------       --------
Commitments and contingent
  liabilities (See note)

                                      $ 11,555       $ 11,393
                                      ========       ========

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
        -------------------------------------------------
                (In Millions, Except Per Share)

                                            Three Months
                                           Ended March 31
                                           1996        1995
                                           ----        ----
Operating revenues:
   Passenger                            $  3,278    $  2,920
   Cargo                                     175         175
   Other                                     270         225
                                        --------    --------
                                           3,723       3,320
                                        --------    --------
Operating expenses:
   Salaries and related costs              1,169       1,113
   ESOP compensation expense                 163          89
   Aircraft fuel                             474         378
   Commissions                               337         342
   Purchased services                        276         239
   Aircraft rent                             240         249
   Landing fees and other rent               208         171
   Depreciation and amortization             189         163
   Food services                             125         119
   Aircraft maintenance                      112         107
   Personnel expenses                         73          63
   Other                                     293         249
                                        --------    --------
                                           3,659       3,282
                                        --------    --------

Earnings from operations                      64          38
                                        --------    --------

Other income (expense):
   Interest expense                          (81)        (94)
   Interest capitalized                       15          12
   Interest income                            11          19
   Equity in earnings of affiliates           20          14
   Miscellaneous, net                        (19)        (18)
                                        --------    --------
                                             (54)        (67)
                                        --------    --------

Earnings (loss) before income taxes
  and extraordinary item                      10         (29)
Provision (credit) for income taxes            4         (12)
                                        --------    --------
Earnings (loss) before
  extraordinary item                           6         (17)
                                        --------    --------
Extraordinary loss on early
  extinguishment of debt, net of tax         (29)         -
                                        --------    --------
Net loss                                $    (23)   $    (17)
                                        ========    ========

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
   -----------------------------------------------------------
                         (In Millions)

                                             Three Months
                                            Ended March 31
                                           1996        1995
                                           ----        ----
Cash and cash equivalents at
  beginning of period                    $   142     $   444
                                         -------     -------

Cash flows from operating activities         370         473
                                         -------     -------

Cash flows from investing activities:
   Additions to property and
     equipment                               (67)        (82)
   Proceeds on disposition of
     property and equipment                    9          14
   Decrease (increase) in short-
     term investments                         95        (163)
   Decrease (increase) in related
     party receivables                       (41)         82
   Other, net                                 39          -
                                         -------     -------
                                              35        (149)
                                         -------     -------

Cash flows from financing activities:
   Repayment of long-term debt              (298)       (262)
   Principal payments under capital
     lease obligations                       (48)        (40)
   Other, net                                (61)         24
                                         -------     -------
                                            (407)       (278)
                                         -------     -------

Increase (decrease) in cash and
  cash equivalents                            (2)         46
                                         -------     -------

Cash and cash equivalents at end of
  period                                 $   140     $   490
                                         =======     =======


Cash paid during the period for:
   Interest (net of amounts
     capitalized)                        $    71     $    78
   Income taxes                          $    -      $    -

Non-cash transactions:
   Capital lease obligations incurred    $   293     $    -

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------

The Company
- -----------
      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements
- ----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1995.

Employee Stock Ownership Plans
- ------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to United employees. Notes 2 and 10 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K contain additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1995 were allocated in March 1996 as follows: 359,577 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 312,086 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,402,310 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been earned by employees in 1996.

Other Income (Expense) - Miscellaneous
- --------------------------------------
      Included in "Miscellaneous, net" in the first quarter of 1996 and 1995 were foreign exchange losses of $6 million and $8 million, respectively.

Income Taxes
- ------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

Prepayment of Obligations
- -------------------------
      In the first quarter of 1996, United repaid prior to maturity $236 million in principal amount of various debt securities, resulting in an aggregate extraordinary loss of $29 million, after a tax benefit of $18 million. The securities were scheduled for repayment periodically through 2021.

Revolving Credit Facility
- -------------------------
      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

Related Party Transactions
- --------------------------
      At March 31, 1996 and December 31, 1995, United had accounts receivable from UAL of $523 million and $482 million, respectively.

Contingencies and Commitments
- -----------------------------
      United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which United is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations.

      At March 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $1.6 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 23 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease an additional 19 A320 aircraft, which are scheduled for delivery through 1998. At March 31, 1996, United also had options for an additional 131 B737 aircraft, 23 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 43 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On April 9, 1996, United announced that the flight attendants had rejected a previously announced tentative agreement. United and the AFA are now scheduled to resume traditional negotiations under the Railway Labor Act, which historically have taken two to three years to complete. While negotiations continue, the terms of United's current flight attendant agreement will remain in effect.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------    CONDITION  AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
      United's total of cash and cash equivalents and short-term investments was $470 million at March 31, 1996, compared to $567 million at December 31, 1995. Cash flows from operating activities amounted to $370 million, which was net of a $250 million discretionary pension contribution. Investing activities resulted in cash flows of $35 million, mainly due to the decrease in short-term investments. Financing activities included principal payments under debt and capital lease obligations of $298 million and $48 million, respectively. Included in the debt payments above was the retirement of $236 million of long-term debt prior to maturity.

      In the first quarter of 1996, United took delivery of two A320 aircraft under operating leases and three B777 aircraft under capital leases. Property additions, including aircraft spare parts, amounted to $67 million. Property dispositions resulted in proceeds of $9 million.

      At March 31, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $3.6 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $1.6 billion in 1997, $0.5 billion in 1998 and $0.2 billion in 1999 and thereafter. The major commitments are for the purchase of 23 B777 aircraft, 4 B747 aircraft and 4 B757 aircraft. The B777s are scheduled to be delivered through 1999 and the B747s and B757s are expected to be delivered in 1996.

      In addition to aircraft orders, United has arrangements with Airbus Industrie and International Aero Engines to lease 19 A320 aircraft, which are scheduled for delivery through 1998.
At March 31, 1996, United also had options for an additional 131 B737 aircraft, 23 B757 aircraft, 34 B777 aircraft, 40 B747 aircraft, 5 B767 aircraft and 43 A320 aircraft. Under the terms of certain of these options which are exercisable during 1996 and 1997, United would forfeit significant deposits on such options not exercised. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.


RESULTS OF OPERATIONS
- ---------------------
      United's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject. First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs and at certain east coast cities, are adversely affected by winter weather on occasion.

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

      Summary of Results
      ------------------
      United's earnings from operations were $64 million in the first quarter of 1996, compared to operating earnings of $38 million in the first quarter of 1995. United had a net loss in the 1996 first quarter of $23 million, compared to a net loss of $17 million in the same period of 1995. The 1996 first quarter results include an extraordinary loss of $29 million on early extinguishment of debt.

      Specific factors affecting United's consolidated operations for the first quarter of 1996 are described below.

      First Quarter 1996 Compared with First Quarter 1995.
      ----------------------------------------------------
      Operating revenues increased $403 million (12%). United's revenue per available seat mile increased 8% to 9.57 cents. Passenger revenues increased $358 million (12%) due to a 6% increase in yield to 12.22 cents and a 6% increase in revenue passenger miles. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Atlantic revenue passenger miles increased 17% over the same period last year, with a nearly 5% increase in yield. In the Pacific, revenue passenger miles increased 9% and yield decreased 3% from the same period last year, largely due to a weakening Japanese yen to the dollar. Domestic revenue passenger miles increased 4% and Latin America increased 3%. Domestic yield increased 10% as a result of depressed yields in 1995's first quarter, a larger proportion of high yield business traffic and fare levels influenced by the expiration of the Federal passenger excise tax. United is unable to determine at this time whether or not the tax will be reinstated, and if it is, what effect it will have on the domestic pricing environment. Available seat miles increased 4% systemwide, reflecting increases of 9% in both the Atlantic and Latin America, 4% in the Pacific and 2% on Domestic routes. The system passenger load factor increased 1.7 points to 68.7%.

      Cargo revenues remained unchanged as a slight increase in freight revenues was offset by a decrease in mail revenues. Other operating revenues increased $45 million (20%) due to increases in Mileage Plus partner-related revenues and fuel sales to third parties.

      Operating expenses increased $377 million (11%) and United's cost per available seat mile increased 8%, from 8.73 cents to 9.40 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased 6%, from 8.49 cents to
8.98. ESOP compensation expense increased $74 million (83%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft fuel expense increased $96 million (25%) due to a 4% increase in consumption and a 20% increase in the average price per gallon of fuel to
68.40 cents. The federal jet fuel tax which went into effect October 1, 1995, accounted for approximately $20 million of this increase. Salaries and related costs increased $56 million (5%) due mainly to increased staffing in certain customer-oriented positions. Other operating expenses increased $44 million (17%) due principally to higher fuel sales. Landing fees and other rent increased $37 million (22%) due to increased facilities rent, particularly at the new Denver International Airport. Purchased services increased $37 million (16%) due principally to volume-related increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $26 million (16%) due primarily to the acquisition of 39 aircraft off operating leases in 1995 and new B777 aircraft accounted for under capital leases. Personnel expenses increased $10 million (16%), reflecting increased layover costs incurred principally in support of international operations. Food services increased $6 million (5%) due primarily to higher passenger volumes. Aircraft maintenance increased $5 million (5%) due to the timing of maintenance cycles.

      Aircraft rent decreased $9 million (4%) due to a decrease in the number of aircraft on operating leases. Commissions decreased $5 million (2%) due to savings recognized as a result of a new travel agent commission payment plan implemented in March 1995, partly offset by higher commissionable revenues.

      Other expense amounted to $54 million in the first quarter of 1996 compared to $67 million in the first quarter of 1995. Interest expense decreased $13 million (14%) due to the prepayment of long-term debt in 1995 and 1996. Equity in earnings of affiliates increased $6 million (43%) due primarily to higher Galileo earnings resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1996 and 1995 first quarters were foreign exchange losses of $6 million and $8 million, respectively.


OUTLOOK FOR 1996
- ----------------
      Given first quarter results, available seat miles are expected to grow approximately 3% for the full year over 1995. While yields are expected to remain strong, United does not necessarily expect to maintain the year-over-year growth levels reached in the first quarter. Unit cost for the full year is expected to increase 2% to 3% excluding the ESOP compensation expense due largely to higher revenues and fuel prices. Net interest expense for the year should be lower due to the early repayments of relatively high-interest rate debentures.


      The information included in the previous paragraph is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, yields and expenses include the airline pricing environment, fuel costs, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, inflation, the general economic environment, and other factors discussed herein and in United's 1995 Annual Report on Form 10-K.



                              Part II
                         Other Information
                         -----------------

Item 1.  Legal Proceedings.
- ------   -----------------

     Summers et al. v. State Street Bank and Trust Company et al. On April 14, 1995, plaintiffs filed a class action complaint against State Street Bank and Trust Company ("State Street"), the UAL Corporation Employee Stock Ownership Plan and the UAL Corporation Supplemental ESOP (together, the "Plans") in the United States District Court for the Northern District of Illinois. The complaint was brought on behalf of a putative class of all persons who are, or were as of July 12, 1994, participants or beneficiaries of the Plans. Plaintiffs alleged that State Street breached various fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the 1994 purchase of UAL Corporation ("UAL") preferred stock by the Plans. The Plans were nominal defendants; no relief was sought from them. The complaint sought a declaration that State Street violated ERISA, restoration to the Plans by State Street of the amount of an alleged "overpayment" for the stock, and other relief. United Air Lines, Inc. ("United") is obligated, subject to certain exceptions, to indemnify State Street for part or all of an adverse judgment and State Street's defense costs. The defendants filed a motion to dismiss the complaint in its entirety on July 12, 1995. On March 29, 1996 the judge granted defendants' motion to dismiss in its entirety. On April 15, 1996 the defendants filed with the court a motion for attorneys' fees and costs under ERISA. Thereafter, plaintiffs filed a notice of appeal of the judge's decision in favor of State Street and an opposition to defendants' motion for attorneys' fees and costs.

     Mileage Plus Class Actions - On December 10, 1993, January 18, 1994, November 3, 1994 and February 9, 1995 class actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of members of the Mileage Plus Program. The actions, as amended, claimed that various changes instituted by United in the Mileage Plus Program breached United's contracts with its program members. On October 13, 1995, the court granted United's motion to dismiss the cases with prejudice but permitted the plaintiffs to file an amended complaint. The amended complaint which was filed solely on behalf of program members who joined prior to 1988, was dismissed by the court on United's motion on March 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

     (a) Exhibit 12.1 - Computation of Ratio of Earnings to Fixed
         Charges.

         Exhibit 27 - Financial Data Schedule.

     (b) Form 8-K dated February 2,1996 to report certain documents relating to United Airlines Pass Through
         Certificates, Series 1996-A.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Gerald Greenwald
                                        --------------------
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial
                                        officer)


                                   By:  /s/ Frederic F. Brace
                                        ---------------------
                                        Frederic F. Brace
                                        Vice President - Financial
                                        Analysis and
                                        Controller (principal
                                        accounting officer)


Dated:  May 3, 1996


                           Exhibit Index
                           -------------


Exhibit No.                    Description
- ----------                     -----------

12.1           Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.