Form 10-Q
period 1996-06-30
UNITED AIR LINES INC
filed 1996-08-14
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended June 30, 1996,  Commission File Number 33-21220*
 ------------------------------------------------------------------

                     UNITED AIR LINES, INC.
                     ----------------------
     (Exact name of Registrant as specified in its charter)

                Delaware                     36-2675206
                --------                     ----------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)      Identification No.)

     1200 East Algonquin Road, Elk Grove Township, Illinois    60007
     Mailing Address:  P.O. Box 66100, Chicago, Illinois       60666
     ---------------------------------------------------------------
     (Address of principal executive offices)             (Zip code)

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

                     Yes     X           No
                           -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
          Class                         July 31, 1996
          -----                         -------------

    Common Stock ($5 par value)              200


* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
- -------------------------------------------------------------------
                For the Quarter Ended June 30, 1996
                -----------------------------------

Index
- -----

Part I.  Financial Information                              Page No.
- ------   ---------------------                              --------

         Item 1.   Financial statements:

                   Condensed statements of consolidated            3
                   financial position - as of June 30, 1996
                   (unaudited) and December 31, 1995

                   Statements of consolidated operations           5
                   (unaudited) - for the three months and six months ended June 30, 1996 and 1995

                   Condensed statements of consolidated            7
                   cash flows (unaudited) - for the six
                   months ended June 30, 1996 and 1995

                   Notes to consolidated financial                 8
                   statements (unaudited)

         Item 2.   Management's discussion and analysis           11
                   of financial condition and results of
                   operations

Part II.  Other Information
- -------   -----------------

         Item 1.   Legal Proceedings                              16
         Item 6.   Exhibits and Reports on Form 8-K               17


Signatures                                                        21
- ----------

Exhibit Index                                                     22
- -------------

               PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1996      December 31,
Assets                               (Unaudited)     1995
- ------                               -----------   -----------
Current assets:
   Cash and cash equivalents          $    165    $    142
   Short-term investments                  434         425
   Receivables, net                      1,053         947
   Inventories, net                        321         298
   Deferred income taxes                   235         240
   Prepaid expenses and other              298         380
                                        ------      ------
                                         2,506       2,432
                                        ------      ------

Operating property and equipment:
   Owned                                11,355      11,213
   Accumulated depreciation and
     amortization                       (5,285)     (5,153)
                                        ------      ------
                                         6,070       6,060
                                        ------      ------

   Capital leases                        1,710       1,464
   Accumulated amortization               (540)       (503)
                                        ------      ------
                                         1,170         961
                                        ------      ------
                                         7,240       7,021
                                        ------      ------

Other assets:
   Intangibles, net                        724         736
   Deferred income taxes                   227         238
   Related party receivables               452         482
   Aircraft lease deposits                 128          71
   Other                                   458         413
                                        ------      ------
                                         1,989       1,940
                                        ------      ------

                                      $ 11,735    $ 11,393
                                        ======      ======

    See accompanying notes to consolidated financial statements.


        United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1996       December 31,
                                     (Unaudited)       1995
                                     -----------    ----------
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
   Long-term debt maturing within
     one year                          $   105       $    84
   Related party debt maturing
     within one year                        48            43
   Current obligations under
     capital leases                        117            98
   Advance ticket sales                  1,396         1,100
   Accounts payable                        733           682
   Other                                 2,575         2,396
                                        ------        ------
                                         4,974         4,403
                                        ------        ------

Long-term debt                           1,825         2,338
                                        ------        ------

Long-term obligations under
  capital leases                         1,188           990
                                        ------        ------

Other liabilities and deferred credits:
   Deferred pension liability                6           368
   Postretirement benefit liability      1,271         1,225
   Deferred gains                        1,181         1,214
   Other                                   547           598
                                        ------        ------
                                         3,005         3,405
                                        ------        ------

Minority interest                           28            59
                                        ------        ------

Preferred stock committed to
  Supplemental ESOP                         88            60
                                        ------        ------
Stockholders' equity:
   Common stock at par                      -             -
   Additional capital invested               8            -
   ESOP capital                          1,113           822
   Accumulated deficit                    (240)         (413)
   Unearned ESOP preferred stock          (163)         (175)
   Other                                   (91)          (96)
                                        ------        ------
                                           627           138
                                        ------        ------
Commitments and contingent
  liabilities (See note)

                                      $ 11,735      $ 11,393
                                        ======        ======

   See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)


                                           Three Months
                                           Ended June 30
                                         1996        1995
                                         ----        ----
Operating revenues:
   Passenger                          $  3,694    $  3,392
   Cargo                                   192         185
   Other                                   267         227
                                        ------      ------
                                         4,153       3,804
                                        ------      ------
Operating expenses:
   Salaries and related costs            1,173       1,147
   ESOP compensation expense               168         108
   Aircraft fuel                           493         412
   Commissions                             373         364
   Purchased services                      297         266
   Aircraft rent                           241         261
   Landing fees and other rent             214         213
   Depreciation and amortization           182         174
   Aircraft maintenance                    118          95
   Other                                   494         461
                                        ------      ------
                                         3,753       3,501
                                        ------      ------

Earnings from operations                   400         303
                                        ------      ------
Other income (expense):
   Interest expense                        (74)        (91)
   Interest capitalized                     24          10
   Interest income                          10          23
   Equity in earnings of affiliates         17          13
   Miscellaneous, net                       (7)         (1)
                                        ------      ------
                                           (30)        (46)
                                        ------      ------
Earnings before income taxes and
   extraordinary item                      370         257
Provision for income taxes                 144         103
                                        ------      ------
Earnings before extraordinary item         226         154
Extraordinary loss on early
  extinguishment of debt, net of tax       (30)         -
                                        ------      ------
Net earnings                          $    196    $    154
                                        ======      ======

See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                            Six Months
                                          Ended June 30
                                         1996        1995
                                         ----        ----
Operating revenues:
   Passenger                          $  6,972    $  6,312
   Cargo                                   367         360
   Other                                   537         452
                                        ------      ------
                                         7,876       7,124
                                        ------      ------
Operating expenses:
   Salaries and related costs            2,342       2,260
   ESOP compensation expense               331         197
   Aircraft fuel                           967         790
   Commissions                             711         706
   Purchased services                      573         505
   Aircraft rent                           480         510
   Landing fees and other rent             422         384
   Depreciation and amortization           372         337
   Aircraft maintenance                    230         202
   Other                                   984         892
                                        ------      ------
                                        7,412        6,783
                                        ------      ------

Earnings from operations                   464         341
                                        ------      ------
Other income (expense):
   Interest expense                       (156)       (185)
   Interest capitalized                     39          22
   Interest income                          21          42
   Equity in earnings of affiliates         37          27
   Miscellaneous, net                      (25)        (19)
                                        ------      ------
                                           (84)       (113)
                                        ------      ------
Earnings before income taxes and
  extraordinary item                       380         228
Provision for income taxes                 149          91
                                        ------      ------
Earnings before extraordinary item         231         137
Extraordinary loss on early
  extinguishment of debt, net of tax       (59)         -
                                        ------      ------
                                      $    172    $    137
                                        ======      ======

    See accompanying notes to consolidated financial statements.


            United Air Lines, Inc. and Subsidiary Companies
      Condensed Statements of Consolidated Cash Flows (Unaudited)
                            (In Millions)

                                            Six Months
                                           Ended June 30
                                          1996       1995
                                          ----       ----
Cash and cash equivalents at
  beginning of period                  $   142     $   444
                                        ------      ------

Cash flows from operating activities     1,039       1,209
                                        ------      ------
Cash flows from investing activities:
  Additions to property and
    equipment                             (372)       (330)
  Proceeds on disposition of
    property and equipment                  13         306
  Increase in short-term investments        (9)       (603)
  Decrease in related party receivable      30          85
  Other, net                                28         (12)
                                        ------      ------
                                          (310)       (554)
                                        ------      ------
Cash flows from financing activities:
  Repayment of long-term debt             (584)       (407)
  Principal payments under capital
    lease obligations                      (64)        (49)
  Decrease in short-term borrowings          -        (269)
  Other, net                               (58)         (1)
                                        ------      ------
                                          (706)       (726)
                                        ------      ------
Increase (decrease) in cash and
  cash equivalents                          23         (71)
                                        ------      ------

Cash and cash equivalents at end
  of period                            $   165     $   373
                                        ======      ======

Cash paid during the period for:
  Interest (net of amounts
    capitalized)                       $   139     $   163
  Income taxes                         $   143     $     5

Non-cash transactions:
   Capital lease obligations
     incurred                          $   293     $   182


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

Employee Stock Ownership Plans
- ------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Notes 2 and 14 of the Notes to Consolidated Financial Statements in the 1995 Annual
Report on Form 10-K contain additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1995 were allocated in March 1996 as follows: 359,577 shares of Class 2 ESOP
Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 312,086 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,402,310 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional
1,536,986 shares of Class 1 and Class 2 ESOP Preferred
Stock have been committed to be released by the company since January 1, 1996.

Other Income (Expense) - Miscellaneous
- --------------------------------------
      "Miscellaneous, net" consisted of the following:

                         Second Quarter     Six-month Period
                         1996      1995      1996      1995
                         ----      ----      ----      ----
Foreign exchange
  gains (losses)        $  (1)    $  10    $   (6)   $    2
Minority interests         (5)       (6)      (12)      (12)
Other                      (1)       (5)       (7)       (9)
                         ----      ----     -----     -----
                        $  (7)    $  (1)   $  (25)   $  (19)
                         ====      ====     =====     =====

Income Taxes
- ------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

Long-Term Obligations
- ---------------------
      During the six months ended June 30, 1996, United repaid prior to maturity $466 million in principal amount of various debt securities, resulting in an extraordinary loss of $59 million, after a tax benefit of $36 million.
Of this amount, $230 million was repaid during the second quarter, resulting in a $30 million extraordinary loss, net of tax benefits of $18 million. The securities were scheduled for repayment periodically through 2021.

      In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at June 30, 1996, an aggregate 14 billion yen ($128 million) in certain banks and had pledged an irrevocable security interest in such deposits to the aircraft lessors. While this transaction does not qualify as an in-substance defeasance for financial reporting purposes, these deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

Short-Term Borrowings
- ---------------------
      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate (LIBOR) plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt.
Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

      During the second quarter, United reduced the maximum available amount of borrowings under a separate short-term borrowing facility from $270 million to $227 million.

Related Party Transactions
- --------------------------
      At June 30, 1996 and December 31, 1995, United had accounts receivable from UAL of $452 million and $482 million, respectively.

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

      At June 30, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated
$6.8 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $2.6 billion in 1997, $1.1 billion in 1998, and $1.8 billion in 1999 and thereafter. The major commitments are for the purchase of B777, B747 and B757 aircraft, which are scheduled to be delivered through 2002.

      United's contract with the Association of Flight
Attendants ("AFA") became amendable March 1, 1996.  On
April 9, 1996, United announced that the flight attendants had rejected a previously announced tentative agreement.
United and the AFA are involved in traditional negotiations under the Railway Labor Act, which historically have taken two to three years to complete. While negotiations continue, the terms of United's current flight attendant agreement will remain in effect.




Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

      United's total of cash and cash equivalents and short-term investments was $599 million at June 30, 1996, compared to $567 million at December 31, 1995. Cash flows from operating activities for the six-month period amounted to $1.039 billion, which was net of $487 million in accelerated pension contributions. Investing activities resulted in cash flows of $310 million, primarily due to additions to property. Financing activities included principal payments under debt and capital lease obligations of $584 million and $64 million, respectively. Included in the debt payments was the retirement of $466 million of long-term debt prior to maturity.

      In the first six months of 1996, United took delivery of five A320, four B777 and one B757 aircraft. Two of these aircraft were purchased, five were acquired under operating leases and three were acquired under capital leases. Property additions, including aircraft spare parts, facilities and ground equipment, amounted to $372 million, while property dispositions resulted in proceeds of $13 million.

      At June 30, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $6.8 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1996, $2.6 billion in 1997, $1.1 billion in 1998, and $1.8 billion in 1999 and thereafter. The major commitments are for the purchase of B777 aircraft, B747 aircraft and B757 aircraft, which are scheduled to be delivered through 2002. Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate (LIBOR) plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt.
Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

      During the second quarter, United reduced the maximum available borrowings under a separate short-term borrowing facility from $270 million to $227 million.

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

      Consistent with UAL's strategic plan and the company's focus on attracting more high yield passengers, management is considering making a substantial investment in its on-board product including new aircraft seats and new inflight entertainment products. If this plan is approved, an assessment will have to be made as to the status of the carrying value of the seats and inflight entertainment products currently in service. Accordingly, depending upon the ultimate plan adopted and the period over which such a replacement program would take place, the company may be required to either shorten the periods over which the current investments in such assets are being depreciated and/or record a significant one-time additional depreciation provision. It is anticipated this assessment will be made during the third quarter.

      Summary of Results
      ------------------
      United's earnings from operations were $464 million in the first six months of 1996, compared to operating earnings of $341 million in the first six months of 1995.
United's net earnings were $172 million compared to net earnings of $137 million during the same period in 1995.
The 1996 six-month period includes an extraordinary loss of $59 million on early extinguishment of debt.

      In the second quarter of 1996, United's earnings from operations were $400 million compared to operating earnings of $303 million in the second quarter of 1995. United had net earnings in the 1996 second quarter of $196 million compared to net earnings of $154 million in the same period of 1995. The 1996 second quarter results include an extraordinary loss of $30 million on early extinguishment of debt.

      Specific factors affecting United's consolidated operations for the second quarter and first six months of 1996 are described below.

Second Quarter 1996 Compared with Second Quarter 1995
- -----------------------------------------------------
      Operating revenues increased $349 million (9%).
United's revenue per available seat mile increased 6% to
10.30 cents.  Passenger revenues increased $302 million
(9%) due to a 4% increase in yield to 12.48 cents and a 4% increase in revenue passenger miles. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Latin America revenue passenger miles increased 7% over the same period last year, with a nearly 5% increase in yield. In the Pacific, revenue passenger miles also increased 7%; however, yield decreased 10% from the same period last year, largely due to a weakening Japanese yen.
Domestic revenue passenger miles increased 4% and Atlantic revenue passenger miles increased 2%. Domestic yield increased 11% as a result of a larger proportion of high yield business traffic and fare levels influenced by the expiration of the Federal passenger excise tax. Available seat miles increased 3% systemwide, reflecting increases of 6% in Latin America, 4% in the Pacific and 2% on Domestic routes. The system passenger load factor increased 1.2 points to 73.1%.

      Cargo revenues increased $7 million (4%) primarily due to increased freight revenues. Freight ton miles increased 3% and mail ton miles increased 5%. However, a 1% higher freight yield was offset by a 3% decrease in mail yield. Other operating revenues increased $40 million
(18%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $252 million (7%) and United's cost per available seat mile increased 4%, from
8.91 cents to 9.30 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased 3%, from
8.64 cents to 8.89.  ESOP compensation expense increased
$60 million (56%), reflecting the increase in the estimated average fair value of ESOP preferred stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft maintenance increased $23 million
(24%) due to the timing of maintenance cycles. Fuel expense increased $81 million (20%) due to a 2% increase in consumption and a 17% increase in the average price per gallon of fuel to 69.04 cents. The federal jet fuel tax which went into effect October 1, 1995, accounted for approximately $20 million of this increase. Purchased services increased $31 million (12%) due principally to volume-related increases in computer reservations fees and credit card discounts. Other operating expenses increased
$33 million (7%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Depreciation and amortization increased $8 million (5%) due primarily to the acquisition of 39 aircraft off operating leases in 1995 and new B777 aircraft accounted for under capital leases. Aircraft rent decreased $20 million (8%) due to a decrease in the number of aircraft on operating leases.

      Other expense amounted to $30 million in the second quarter of 1996 compared to $46 million in the second quarter of 1995. Interest capitalized, primarily on aircraft advance payments, increased $14 million (140%).
Interest expense decreased $17 million (19%) due to the prepayment of long-term debt in 1995 and 1996. Equity in earnings of affiliates increased $4 million (31%) due primarily to higher Galileo earnings resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1996 second quarter were foreign exchange losses of $1 million compared to foreign exchange gains of $10 million in the 1995 second quarter.

Six Months 1996 Compared with Six Months 1995
- ---------------------------------------------
      Operating revenues increased $752 million (11%).
United's revenue per available seat mile increased 7% to
9.94 cents.  Passenger revenue increased $660 million
(10%), due principally to a 5% increase in revenue passenger miles and a 5% increase in yield to 12.36 cents.
The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Latin America revenue passenger miles increased 5% over the same period last year, with a 1% increase in yield. In the Pacific, revenue passenger miles increased
8%; however, yield decreased 7% from the same period last year, largely due to a weakening Japanese yen. Atlantic revenue passenger miles increased 8% and domestic revenue passenger miles increased 4%. Domestic yield increased 10% as a result of a larger proportion of high yield business traffic and fare levels influenced by the expiration of the Federal passenger excise tax. Available seat miles increased 3% systemwide, reflecting increases of 8% in Latin America, 5% in the Atlantic, 4% in the Pacific and
2% on Domestic routes. The system passenger load factor increased 1.4 points to 70.9%.

      Cargo revenues increased $7 million (2%) due primarily to increased mail revenues. Mail ton miles increased 7% and freight ton miles increased 3%. However, yields for both mail and freight decreased 2% from the same period in 1995. Other operating revenues increased $85 million (19%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $629 million (9%) and
United's cost per available seat mile increased 6%, from
8.82 to 9.35 cents, including ESOP compensation expense.
Without the ESOP compensation expense, United's 1996 six
month cost per available seat mile would have been 8.93
cents, an increase of 4% from 1995.  ESOP compensation
expense increased $134 million (68%), reflecting the
increase in the estimated average fair value of ESOP stock
committed to be released to employees as a result of UAL's
higher common stock price.  Aircraft fuel increased $177
million (22%) due to a 3% increase in consumption and a 19%
increase in the average price per gallon of fuel to 68.70
cents.   The federal jet fuel tax which went into effect
October 1, 1995, accounted for approximately $40 million of
this increase. Purchased services increased $68 million
(14%) due principally to volume-related increases in
computer reservations fees, credit card discounts and
communication charges.  Aircraft maintenance increased $28
million (14%) due to the timing of maintenance cycles.
Other operating expenses increased $92 million (10%) due
principally to costs associated with sales to third parties
of fuel, contract maintenance and other work.  Landing fees
and other rent increased $38 million (10%) due to increased
facilities rent, particularly at the new Denver
International Airport.   Depreciation and amortization
increased $35 million (10%) due primarily to the acquisition of 39 aircraft off operating leases in 1995 and new B777 aircraft accounted for under capital leases.
Aircraft rent decreased $30 million (6%) due to a decrease in the number of aircraft on operating leases.

      Other expense amounted to $84 million for the first six months of 1996 compared to $113 million for the first six months of 1995. Interest capitalized, primarily on aircraft advance payments, increased $17 million (77%).
Interest expense decreased $29 million (16%) due to the prepayment of long-term debt in 1995 and 1996. Equity in earnings of affiliates increased $10 million (37%) due primarily to higher Galileo earnings resulting from increased booking revenues.

OUTLOOK FOR 1996

      Given first and second quarter trends, available seat miles are expected to grow approximately 3% for the full year over 1995, with a 1 to 2 point increase in load factor. Third quarter yields are expected to remain strong. It is likely that the Federal passenger excise tax will be reinstated during the third quarter; however, it is uncertain whether the tax will remain in effect permanently. As a result, United is unable to determine at this time, what effect, if any, a temporary or permanent reinstatement of the excise tax will have on the domestic pricing environment. Pacific unit revenue is expected to turn positive relative to 1995, assuming the negative yen exchange rate effect is less than in the second quarter.
Unit cost for the full year, excluding the ESOP compensation expense, is expected to increase approximately
3% due largely to volume-driven costs and fuel prices. Net interest expense for the year should be lower due to the early repayments of relatively high-interest rate debentures and the conversion of $597 million in principal amount of 6 3/8% convertible debentures.

      The information included in the previous paragraph is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, yields and expenses include the airline pricing environment, willingness of customers to travel, fuel costs, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, the price of UAL common stock, inflation, the general economic environment, and other factors discussed herein and in United's 1995 Annual Report on Form 10-K.



































                             Part II
                             -------
                        Other Information
                        -----------------


Item 1.  Legal Proceedings.
- ------   -----------------

     Travel Agency Commission Litigation - On February 13, l995 and dates thereafter United Air Lines, Inc. ("United") and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. The cases are now consolidated before the federal court in Minneapolis. The court, on August 23, 1995, denied the plaintiffs' motion for preliminary injunction as well as the defendants' motion for summary judgment. As relief, the plaintiffs seek an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action. One of the six co-defendants, TWA, entered into a court-approved settlement agreement. On May 28, 1996, the defendants, upon the close of discovery, filed renewed motions for summary judgment. Oral argument on the motions was heard on July 26, 1996. The case has been set for trial on September 4, 1996.

     Mileage Plus Class Actions - As reported in United's Form 10-Q for the quarter ended March 31, 1996, on December 10, 1993, January 18, 1994, November 3, 1994 and February 9, 1995, class actions were brought in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of members of the Mileage Plus Program. The actions, as amended, claimed that various changes instituted by United in the Mileage Plus Program breached United's contracts with its program members. In December 1994, one of the cases was dismissed by the court on United's motions, the dismissal subsequently affirmed by the Illinois Appellate Court on June 7, 1996. On October 13, 1995, the court granted United's motion to dismiss the three remaining cases with prejudice but permitted the plaintiffs to file an amended complaint. The amended complaint, filed solely on behalf of program members who joined prior to 1988, was dismissed by the court on United's motion on March 29, 1996. On April 29, 1996, the plaintiffs filed an appeal with the Appellate Court of Illinois for the First District.

     GEC-Marconi Claim - On April 4, 1996 United filed suit in the Circuit Court of Cook County, Illinois, Law Division, against GEC-Marconi Inflight Systems Overseas, Ltd. ("GMIS"), its 777 inseat video vendor, claiming breach of contract for GMIS's failure to deliver the contracted product in the specified time frame, and seeking monetary and injunctive relief. United also named in the suit GEC-Marconi Inflight Systems, Inc. ("GMIS, Inc."), its 777 video maintenance provider, seeking declaratory relief on the maintenance contract. On July 19, 1996 GMIS and GMIS, Inc. filed a counterclaim against United seeking in excess of $240 million for various alleged breaches of contract by United, plus consequential damages and attorney's fees and costs, relating to the same product purchase agreement (which, in addition, included a 747 and 767 retrofit order that United terminated on April 4, 1996) and maintenance service agreement which form the basis of United's complaint, as well as an alleged June 1996 "agreement" that had been the subject of negotiations between the parties but was never signed by United regarding interim arrangements between the parties. GMIS and GMIS, Inc. also seek injunctive relief to enforce the alleged "agreement" and prevent United from obtaining substitute goods from other vendors. On August 1, GMIS and GMIS, Inc. filed an emergency motion on the claims for injunctive relief. The court has set August 28 as the hearing date on the issue of whether, as a matter of law, GMIS and GMIS, Inc. should be denied its emergency motion. GMIS and GMIS, Inc. also filed a motion to dismiss United's complaint.


Item 6.  Exhibits and Reports on Form 8-K.
- ------   --------------------------------

    (a) Exhibit 10.1 - Supplemental Agreement No. 8 dated as of May 30, 1996 to the Agreement dated December 18, 1990 between The Boeing Company ("Boeing") and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL Corporation's ("UAL") Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991,
        (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's
        Form 10-Q for the quarter ended June 30, 1993, (iii)
        Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995)). (Exhibit 10.1 hereto is filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.2 - Supplemental Agreement No. 9 dated as of July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.2 hereto is filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.3 - Letter Agreement No. 1670-06 dated July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit
        10.3 hereto is filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.4 - Letter Agreement No. 6-1162-DLJ-891R3 dated May 30, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.4 hereto is filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.5 - Letter Agreement No. 6-1162-DLJ-891R4 dated July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.6 - Supplemental Agreement No. 4 dated as of May 30, 1996 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit
        10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and
        10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4,
        10.5 and 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995)). (Exhibit 10.6 hereto is filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.7 - Supplemental Agreement No. 5 dated July 12, 1996 to the 777-200 Purchase Agreement. (Exhibit
        10.7 hereto is filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.8 - Letter Agreement No. 6-1162-MDH-077 dated May 6, 1996 to the 777-200 Purchase Agreement. (Exhibit
        10.8 hereto is filed as Exhibit 10.11 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.9 - Letter Agreement No. 6-1162-MDH-131 dated July 12, 1996 to the 777-200 Purchase Agreement. (Exhibit 10.9 hereto is filed as Exhibit 10.12 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.10 - Supplemental Agreement No. 6 dated as of May 30, 1996 to the Agreement dated October 25, 1988 between Boeing and United for acquisition of 757-200 aircraft (as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17, 10.18, 10.19 and 10.22 to UAL's Form 10-Q for the
        quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii)
        Exhibit 10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.10 hereto is filed as
        Exhibit 10.13 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.11 - Supplemental Agreement No. 7 dated July 12, 1996 to the 757-200 Purchase Agreement. (Exhibit
        10.11 hereto is filed as Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.12 - Letter Agreement No. 1485-09 dated July 12, 1996 to the 757-200 Purchase Agreement. (Exhibit
        10.12 hereto is filed as Exhibit 10.15 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.13 - Change Order No. 10 dated February 1, 1996 to the 757-200 Purchase Agreement. (Exhibit 10.13 hereto is filed as Exhibit 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.14 - Letter Agreement No. 6-1162-MDH-150 dated July 12, 1996 to (a) the 747-400 Purchase Agreement, (b) the 777-200 Purchase Agreement, (c) the 757-200 Purchase Agreement, (d) the Agreement dated as of March 1, 1990 between Boeing and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and 10.22
        to UAL's Form 10-Q for the quarter ended June 30, 1993, and (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibits 10.10 and 10.11 to UAL's Form 10-Q for the quarter ended March 31, 1995)), and (e) an amended and restated agreement dated as of March 19, 1992 between Boeing and United for the acquisition of 737 aircraft, the "737 Purchase Agreement" (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.20, 10.21 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and
        (iii) Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1994)). (Exhibit 10.14 hereto is filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.15 - Letter Agreement No. 6-1162-RCN-870R3 dated May 24, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase Agreement. (Exhibit 10.15 hereto is filed as Exhibit 10.18 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 10.16 - Letter Agreement No. 6-1162-RCN-870R4 dated July 12, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase Agreement. (Exhibit 10.16 hereto is filed as Exhibit 10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

        Exhibit 12.1 - Computation of Ratio of
        Earnings to Fixed Charges.

        Exhibit 27 - Financial Data Schedule.

    (b) No reports on Form 8-K have been filed during the second quarter of 1996.


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


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Gerald Greenwald
                                        --------------------
                                        Gerald Greenwald
                                        Chairman and Chief
                                        Executive Officer


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)


                                   By:  /s/ Frederic F. Brace
                                        ---------------------
                                        Frederic F. Brace
                                        Vice President - Financial
                                        Analysis and Controller
                                        (principal accounting officer)



Dated:  August 14, 1996


                          Exhibit Index
                          -------------


Exhibit No.          Description
- ----------           -----------


10.1 Supplemental Agreement No. 8 dated as of May 30, 1996 to the Agreement dated December 18, 1990 between The Boeing Company ("Boeing") and United Air Lines, Inc. ("United") (and United Worldwide Corporation) for acquisition of Boeing 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.4 and 10.5 to UAL's Form 10-K for the year ended December 31, 1991, (ii) Exhibits 10.3, 10.4, 10.5, 10.6 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993,
          (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994,
          (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (viii) Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1995)). (Exhibit 10.1 hereto is filed as Exhibit 10.4 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.2 Supplemental Agreement No. 9 dated as of July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.2 hereto is filed as Exhibit 10.5 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.3 Letter Agreement No. 1670-06 dated July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.3 hereto is filed as Exhibit 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.4 Letter Agreement No. 6-1162-DLJ-891R3 dated May 30, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.4 hereto is filed as Exhibit 10.7 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.5 Letter Agreement No. 6-1162-DLJ-891R4 dated July 12, 1996 to the 747-400 Purchase Agreement. (Exhibit 10.5 hereto is filed as Exhibit 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.6 Supplemental Agreement No. 4 dated as of May 30, 1996 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii)
          Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and
          10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, 10.5 and 10.6 to UAL's
          Form 10-Q for the quarter ended June 30, 1995, and
          (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995)). (Exhibit 10.6 hereto is filed as Exhibit 10.9 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.7 Supplemental Agreement No. 5 dated July 12, 1996 to the 777-200 Purchase Agreement. (Exhibit 10.7 hereto is filed as Exhibit 10.10 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.8 Letter Agreement No. 6-1162-MDH-077 dated May 6, 1996 to the 777-200 Purchase Agreement. (Exhibit 10.8 hereto is filed as Exhibit 10.11 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.9 Letter Agreement No. 6-1162-MDH-131 dated July 12, 1996 to the 777-200 Purchase Agreement. (Exhibit 10.9 hereto is filed as Exhibit 10.12 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.10 Supplemental Agreement No. 6 dated as of May 30, 1996 to the Agreement dated October 25, 1988 between Boeing and United for acquisition of 757-200 aircraft (as previously amended and supplemented, the "757-200 Purchase Agreement" (filed as Exhibit 10(K) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.14, 10.15, 10.16, 10.17,
          10.18, 10.19 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995)). (Exhibit 10.10 hereto is filed as Exhibit 10.13 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.11 Supplemental Agreement No. 7 dated July 12, 1996 to the 757-200 Purchase Agreement. (Exhibit 10.11 hereto is filed as Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.12 Letter Agreement No. 1485-09 dated July 12, 1996 to the 757-200 Purchase Agreement. (Exhibit 10.12 hereto is filed as Exhibit 10.15 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.13 Change Order No. 10 dated February 1, 1996 to the 757-200 Purchase Agreement. (Exhibit 10.13 hereto is filed as Exhibit 10.16 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.14 Letter Agreement No. 6-1162-MDH-150 dated July 12, 1996 to (a) the 747-400 Purchase Agreement, (b) the 777-200 Purchase Agreement, (c) the 757-200 Purchase Agreement, (d) the Agreement dated as of March 1, 1990 between Boeing and United for acquisition of 767-300ER aircraft (as previously amended and supplemented, the "767-300ER Purchase Agreement" (filed as Exhibit 10(L) to UAL's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and 10.22 to UAL's
          Form 10-Q for the quarter ended June 30, 1993, and
          (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibits 10.10 and
          10.11 to UAL's Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference)), and
          (e) an amended and restated agreement dated as of March 19, 1992 between Boeing and United for the acquisition of 737 aircraft, the "737 Purchase Agreement" (filed as Exhibit 10.15 to UAL's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.20, 10.21 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, and (iii) Exhibit 10.34 to UAL's Form 10-K for the year ended December 31, 1994)). (Exhibit 10.14 hereto is filed as Exhibit 10.17 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.15 Letter Agreement No. 6-1162-RCN-870R3 dated May 24, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase Agreement. (Exhibit 10.15 hereto is filed as Exhibit 10.18 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

10.16 Letter Agreement No. 6-1162-RCN-870R4 dated July 12, 1996 to the 737 Purchase Agreement, 747-400 Purchase Agreement, 757-200 Purchase Agreement, 767-300ER Purchase Agreement and 777-200 Purchase Agreement. (Exhibit 10.16 hereto is filed as Exhibit 10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, and is incorporated herein by reference with a request for confidential treatment of certain portions thereof.)

12.1      Computation of Ratio of Earnings to Fixed
          Charges.

27        Financial Data Schedule.