Form 10-Q
period 1996-09-30
UNITED AIR LINES INC
filed 1996-11-08
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996, Commission File Number 33-21220*
----------------------------------------------------------------------

                     UNITED AIR LINES, INC.
                     ----------------------
     (Exact name of Registrant as specified in its charter)

             Delaware                    36-2675206
             --------                    ----------
   (State or other jurisdiction of     (I.R.S. Employer
    incorporation or organization)     Identification No.)

   1200 East Algonquin Road, Elk Grove Township, Illinois   60007
   Mailing Address:  P.O. Box 66100, Chicago, Illinois      60666
   --------------------------------------------------------------
     (Address of principal executive offices)          (Zip code)

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


                     Yes    X           No
                          -----             -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Outstanding at
          Class                         October 31, 1996
          -----                         ----------------

    Common Stock ($5 par value)              200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).




          United Air Lines, Inc. and Subsidiary Companies
          -----------------------------------------------
                        Report on Form 10-Q
                        -------------------
             For the Quarter Ended September 30, 1996
             ----------------------------------------

Index
-----

Part I.   Financial Information                             Page No.
------    ---------------------                             -------

          Item 1.   Financial statements:

                    Condensed statement of consolidated           3
                    financial position (unaudited) - as of
                    September 30, 1996 and December 31, 1995

                    Statement of consolidated operations          5
                    (unaudited) - for the three months and nine months ended September 30, 1996 and 1995

                    Condensed statement of consolidated           7
                    cash flows (unaudited) - for the nine
                    months ended September 30, 1996 and 1995

                    Notes to consolidated financial               8
                    statements (unaudited)

          Item 2.   Management's discussion and analysis         11
                    of financial condition and results of
                    operations

Part II.  Other Information
-------   -----------------

          Item 1.   Legal Proceedings                            17
          Item 6.   Exhibits and Reports on Form 8-K             18



Signatures                                                       19
----------

Exhibit Index                                                    20
-------------



               PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          United Air Lines, Inc. and Subsidiary Companies
 Condensed Statements of Consolidated Financial Position (Unaudited)
                        (In Millions)


                                   September 30,  December 31,
                                       1996           1995
                                      ------         ------
Assets
------
Current assets:
   Cash and cash equivalents          $    217    $     142
   Short-term investments                  405          425
   Receivables, net                      1,115          947
   Related party receivables                 4           -
   Inventories, net                        351          298
   Deferred income taxes                   224          240
   Prepaid expenses and other              285          380
                                       -------      -------
                                         2,601        2,432
                                       -------      -------

Operating property and equipment:
   Owned                                12,052       11,213
   Accumulated depreciation
     and amortization                   (5,335)      (5,153)
                                       -------      -------
                                         6,717        6,060
                                       -------      -------

   Capital leases                        1,875        1,464
   Accumulated amortization               (564)        (503)
                                       -------      -------
                                         1,311          961
                                       -------      -------
                                         8,028        7,021
                                       -------      -------

Other assets:
   Intangibles, net                        718          736
   Deferred income taxes                   136          238
   Related party receivables               421          482
   Aircraft lease deposits                 173           71
   Other                                   443          413
                                       -------      -------
                                         1,891        1,940
                                       -------      -------
                                      $ 12,520     $ 11,393
                                       =======      =======


  See accompanying notes to consolidated financial statements.



          United Air Lines, Inc. and Subsidiary Companies
 Condensed Statements of Consolidated Financial Position (Unaudited)
                        (In Millions)


                                   September 30,   December 31,
                                       1996            1995
                                      ------          ------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Long-term debt maturing
     within one year                 $    69        $     84
   Related party debt maturing
     within one year                      55              43
   Current obligations under
     capital leases                      128              98
   Advance ticket sales                1,335           1,100
   Accounts payable                      815             682
   Other                               2,560           2,396
                                     -------         -------
                                       4,962           4,403
                                     -------         -------

Long-term debt                         1,854           2,338
                                     -------         -------

Long-term obligations under
  capital leases                       1,350             990
                                     -------         -------

Other liabilities and deferred credits:
   Deferred pension liability             47             368
   Postretirement benefit liability    1,288           1,225
   Deferred gains                      1,163           1,214
   Other                                 615             598
                                     -------         -------
                                       3,113           3,405
                                     -------         -------

Minority interest                         31              59
                                     -------         -------

Preferred stock committed
  to Supplemental ESOP                    97              60
                                     -------         -------

Stockholders' equity:
   Common stock at par                    -               -
   Additional capital invested         1,429             822
   Retained earnings (deficit)           101            (413)
   Unearned ESOP preferred stock        (327)           (175)
   Other                                 (90)            (96)
                                     -------         -------
                                       1,113             138
                                     -------         -------
Commitments and contingent
  liabilities (See note)

                                    $ 12,520        $ 11,393
                                     =======         =======

  See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
                        (In Millions)

                                       Three Months Ended
                                          September 30
                                        1996        1995
                                       ------      ------
Operating revenues:
   Passenger                          $ 4,003      $ 3,694
   Cargo                                  191          197
   Other                                  283          224
                                       ------       ------
                                        4,477        4,115
                                       ------       ------
Operating expenses:
   Salaries and related costs           1,171        1,137
   ESOP compensation expense              157          139
   Aircraft fuel                          538          435
   Commissions                            397          409
   Purchased services                     303          277
   Aircraft rent                          236          258
   Landing fees and other rent            206          216
   Depreciation and amortization          217          182
   Aircraft maintenance                   106          100
   Other                                  533          494
                                       ------       ------
                                        3,864        3,647
                                       ------       ------

Earnings from operations                  613          468
                                       ------       ------
Other income (expense):
   Interest expense                       (71)         (90)
   Interest capitalized                    18            9
   Interest income                          8           25
   Equity in earnings of affiliates        16           14
   Miscellaneous, net                     (28)         (24)
                                       ------       ------
                                          (57)         (66)
                                       ------       ------
Earnings before income taxes and
   extraordinary item                     556          402
Provision for income taxes                208          155
                                       ------       ------
Earnings before extraordinary item        348          247
Extraordinary loss on early
  extinguishment of debt, net of tax       (7)          -
                                       ------       ------
Net earnings                          $   341      $   247
                                       ======       ======


  See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
                        (In Millions)

                                        Nine Months Ended
                                           September 30
                                         1996        1995
                                        ------      ------
Operating revenues:
   Passenger                         $  10,975    $  10,006
   Cargo                                   558          557
   Other                                   819          676
                                       -------      -------
                                        12,352       11,239
                                       -------      -------
Operating expenses:
   Salaries and related costs            3,513        3,397
   ESOP compensation expense               488          336
   Aircraft fuel                         1,504        1,225
   Commissions                           1,108        1,115
   Purchased services                      876          782
   Aircraft rent                           716          768
   Landing fees and other rent             628          600
   Depreciation and amortization           588          519
   Aircraft maintenance                    336          302
   Other                                 1,519        1,386
                                       -------      -------
                                        11,276       10,430
                                       -------      -------

Earnings from operations                 1,076          809
                                       -------      -------

Other income (expense):
   Interest expense                       (227)        (275)
   Interest capitalized                     57           31
   Interest income                          29           67
   Equity in earnings of affiliates         53           41
   Miscellaneous, net                      (52)         (43)
                                       -------      -------
                                          (140)        (179)
                                       -------      -------
Earnings before income taxes and
   extraordinary item                      936          630
Provision for income taxes                 356          246
                                       -------      -------
Earnings before extraordinary item         580          384
Extraordinary loss on early
  extinguishment of debt, net of tax       (66)          -
                                       -------      -------
Net earnings                         $     514    $     384
                                       =======      =======


  See accompanying notes to consolidated financial statements.



       United Air Lines, Inc. and Subsidiary Companies
 Condensed Statements of Consolidated Cash Flows (Unaudited)
                        (In Millions)

                                         Nine Months Ended
                                           September 30
                                          1996       1995
                                         ------     ------
Cash and cash equivalents at
  beginning of period                   $   142    $   444
                                         ------     ------

Cash flows from operating activities      1,955      1,440
                                         ------     ------

Cash flows from investing activities:
  Additions to property and
    equipment                            (1,100)      (742)
  Proceeds on disposition of
    property and equipment                   20        327
  Decrease (increase) in
    short-term investments                   20       (269)
  Decrease in related party
    receivables                              57         94
  Other, net                                (19)       (14)
                                         ------     ------
                                         (1,022)      (604)
                                         ------     ------
Cash flows from financing activities:
  Repayment of long-term debt              (682)      (510)
  Principal payments under capital
    lease obligations                       (91)       (66)
  Decrease in short-term borrowings          -        (269)
  Other, net                                (85)       (13)
                                         ------     ------
                                           (858)      (858)
                                         ------     ------
Increase (decrease) in cash
  and cash equivalents                       75        (22)
                                         ------     ------
Cash and cash equivalents
  at end of period                      $   217    $   422
                                         ======     ======

Cash paid during the period for:
   Interest (net of amounts
     capitalized                        $   181    $   231
   Income taxes                         $   180    $     6

Non-cash transactions:
   Capital lease obligations incurred   $   497    $   277
   Long-term debt incurred in
     connection with additions
     to equipment                       $    77    $    23


   See accompanying notes to consolidated financial statements.




       United Air Lines, Inc. and Subsidiary Companies
   Notes to Consolidated Financial Statements (Unaudited)
   ------------------------------------------------------

The Company
-----------
      United Air Lines, Inc. ("United" or the "Company") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three and nine month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1995.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees.
Notes 2 and 14 of the Notes to Consolidated Financial Statements in the 1995 Annual Report on Form 10-K contain additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1995 were allocated in March 1996 as follows: 359,577 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 312,086 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,402,310 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 2,305,479 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 1996.

      In August 1996, UAL sold 2,367,575 shares of Class 1 ESOP
Preferred Stock to the ESOP Trustee; this was the third of seven such sales.

Other Income (Expense) - Miscellaneous
--------------------------------------
      "Miscellaneous, net" consisted of the following:

                             Third Quarter       Nine-month Period
                            1996       1995       1996       1995
                           ------     ------     ------     ------
Foreign exchange
  gains (losses)           $  (2)     $ (16)     $  (9)     $ (14)
Minority interests            (6)        (6)       (18)       (18)
Travel agency litigation
  settlement                 (20)         -        (20)         -
Gains on disposition
  of property                  -          5          -          6
Other                          -         (7)        (5)       (17)
                            ----       ----       ----       ----
                           $ (28)     $ (24)     $ (52)     $ (43)
                            ====       ====       ====       ====

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible expenses. Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

Long-Term Obligations
---------------------
      During the nine months ended September 30, 1996, United repaid prior to maturity $529 million in principal amount of various debt securities, resulting in an extraordinary loss of $66 million, after a tax benefit of $40 million. Of this amount, $63 million was repaid during the third quarter, resulting in a $7 million extraordinary loss, net of tax benefits of $4 million. The securities were scheduled for repayment periodically through 2021.

      In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at September 30, 1996 an aggregate 19 billion yen ($173 million) in certain banks and had pledged an irrevocable security interest in such deposits to the aircraft lessors. While this transaction does not qualify as an in-substance defeasance for financial reporting purposes, these deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

Short-Term Borrowings
---------------------
      In April 1996, United entered into an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 1999. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate (LIBOR) plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant which restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

      During the second quarter, United reduced the maximum available amount of borrowings under a separate short-term borrowing facility from $270 million to $227 million. This agreement has been extended through August 1997.


Related Party Transactions
--------------------------
      At September 30, 1996 and December 31, 1995, United had accounts receivable from UAL of $421 million and $482 million, respectively.

Lease Obligations
-----------------
      During the third quarter, United renegotiated the financing arrangements with Airbus Industrie ("Airbus") and International Aero Engines for the acquisition of A320-200 aircraft. In connection therewith, United relinquished its right to return such aircraft upon eleven months' notice. As a result, the Company's capital commitments include the 15 A320s still to be delivered through 1998 (see Contingencies and Commitments), and the Company's future minimum lease payment disclosures will now include the A320s already delivered under operating lease. This increase in future minimum lease payments of approximately $1.9 billion has no impact on the reported monthly rent expense for these aircraft.

Contingencies and Commitments
-----------------------------
      United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which United is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations.

      At September 30, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. An estimated $0.4 billion will be spent during the remainder of 1996, $2.8 billion in 1997, $1.8 billion in 1998, and $2.0 billion in 1999 and thereafter. The above amounts reflect firm orders placed in summer 1996 with the Boeing Company and Airbus for 19 B747, 6 B757, 2 B777 and 24 A319 aircraft to be delivered through 2002, as part of the Company's retire and replace fleet plan. Some of these firm orders were in lieu of purchase options which were exercisable during 1996 and 1997. Also included in the above amounts is the committed value for the following previously ordered aircraft:
18 B777s, 2 B747s, and 15 A320s. Finally, consistent with UAL's strategic plan and the Company's focus on attracting more high yield passengers, the Board of Directors has authorized an investment of approximately $400 million in United's on-board product, including new aircraft seats and other cabin improvements, through 1999. This amount is not reflected in the above commitments.

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




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $622 million at September 30, 1996, compared to $567 million at December 31, 1995. Cash flows from operating activities for the nine-month period amounted to $1.955 billion. Investing activities resulted in cash outflows of $1.022 billion, primarily due to additions to property. Financing activities included principal payments under debt and capital lease obligations of $682 million and $91 million, respectively. Included in the debt payments was the retirement of $529 million of long-term debt prior to maturity.

      In the first nine months of 1996, United took delivery of six A320, eight B777, four B757 and two B747 aircraft. Twelve of these aircraft were purchased, three were acquired under operating leases and five were acquired under capital leases. Property additions, including aircraft spare parts, facilities and ground equipment, amounted to $1.100 billion, while property dispositions resulted in proceeds of $20 million.

      During the third quarter, United renegotiated the financing arrangements with Airbus Industrie ("Airbus") and International Aero Engines for the acquisition of A320-200 aircraft. In connection therewith, United relinquished its right to return such aircraft upon eleven months' notice.
As a result, the Company's capital commitments include the 15 A320s still to be delivered through 1998, and the Company's future minimum lease payment disclosures will now include the A320s already delivered under operating lease.
This increase in future minimum lease payments of approximately $1.9 billion has no impact on the reported monthly rent expense for these aircraft.

      At September 30, 1996, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. An estimated $0.4 billion will be spent during the remainder of 1996, $2.8 billion in 1997, $1.8 billion in 1998, and $2.0 billion in 1999 and thereafter. The above amounts reflect firm orders placed in summer 1996 with the Boeing Company and Airbus for 19 B747, 6 B757, 2
B777 and 24 A319 aircraft to be delivered through 2002, as part of the Company's retire and replace fleet plan. Some of these firm orders were in lieu of purchase options which were exercisable during 1996 and 1997. Also included in the above amounts is the committed value for the following previously ordered aircraft: 18 B777s, 2 B747s, and 15
A320s. Finally, consistent with UAL's strategic plan and the Company's focus on attracting more high yield passengers, UAL's Board of Directors has authorized an investment of approximately $400 million in United's on-board product, including new aircraft seats and other cabin improvements, through 1999. This amount is not reflected in the above commitments. Funds necessary to finance capital expenditures are expected to be obtained from internally generated funds, irrevocable external financing arrangements or other external sources.

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

      During the second quarter, United reduced the maximum available borrowings under a separate short-term borrowing facility from $270 million to $227 million. This agreement has been extended through August 1997.



RESULTS OF OPERATIONS
---------------------
      United's results of operations for interim periods are not necessarily indicative of those for an entire year, as a result of seasonal factors to which United is subject.
First and fourth quarter results are normally affected by reduced travel demand in the fall and winter and United's operations, particularly at its Chicago and Denver hubs and at certain east coast cities, are adversely affected by winter weather on occasion.

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

      Summary of Results
      ------------------
      United's earnings from operations were $1,076 million in the first nine months of 1996, compared to operating earnings of $809 million in the first nine months of 1995.
United's net earnings were $514 million compared to net earnings of $384 million during the same period in 1995.
The 1996 nine-month period includes an extraordinary loss of $66 million on early extinguishment of debt.

      In the third quarter of 1996, United's earnings from operations were $613 million compared to operating earnings of $468 million in the third quarter of 1995. United had net earnings in the 1996 third quarter of $341 million compared to net earnings of $247 million in the same period of 1995. The 1996 third quarter results include an extraordinary loss of $7 million on early extinguishment of debt.

      Specific factors affecting United's consolidated operations for the third quarter and first nine months of 1996 are described below.

      Third Quarter 1996 Compared with Third Quarter 1995
      ---------------------------------------------------
      Operating revenues increased $362 million (9%).
United's revenue per available seat mile increased 7% to
10.50 cents.  Passenger revenues increased $309 million
(8%) due to a 5% increase in yield to 12.41 cents and a 4% increase in revenue passenger miles. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Domestic revenue passenger miles and yield both increased 7%. The domestic yield increase is attributable to a larger proportion of high yield business traffic and fare levels influenced by the temporary suspension of the Federal passenger excise tax. In the Pacific, revenue passenger miles increased 3%; however, yield decreased 5% from the same period last year, largely due to a weak
Japanese yen versus the dollar. Atlantic revenue passenger miles decreased 11%; however, yield increased 9% over the same period last year due to a larger proportion of high-yield traffic and an improved fare environment. Latin
America revenue passenger miles increased 5% over the same period last year, with a nearly 6% increase in yield.
Available seat miles increased 1% systemwide, reflecting increases of 4% in the Pacific, 2% on Domestic routes and 1% in Latin America, offset by a 10% decrease in the Atlantic. The system passenger load factor increased 1.7 points to 75.4%.

      Cargo revenues decreased $6 million (3%) primarily due to decreased freight revenues. Freight ton miles and mail ton miles each increased 4%. However, a 10% lower freight yield was only partially offset by a 3% increase in mail yield. Other operating revenues increased $59 million
(26%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $217 million (6%) and United's cost per available seat mile increased 4%, from
8.67 cents to 9.06 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have increased 4%, from
8.34 cents to 8.69.  ESOP compensation expense increased
$18 million (13%), reflecting the increase in the estimated average fair value of ESOP preferred stock committed to be released to employees as a result of UAL's higher common stock price. Fuel expense increased $103 million (24%) due to a 22% increase in the average price per gallon of fuel to 71.2 cents. The federal jet fuel tax which went into effect October 1, 1995, accounted for approximately $21 million of this increase. Other operating expenses increased $39 million (8%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Depreciation and amortization increased $35 million (19%) due primarily to a $30 million charge to reduce the carrying value of aircraft seats that will be replaced under a plan to improve the Company's onboard product. Purchased services increased $26 million
(9%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Aircraft rent decreased $22 million
(9%) due to a decrease in the number of aircraft on operating leases.

      Other expense amounted to $57 million in the third quarter of 1996 compared to $66 million in the third quarter of 1995. Interest capitalized, primarily on aircraft advance payments, increased $9 million (100%).
Interest expense decreased $19 million (21%) due to the prepayment of long-term debt in 1995 and 1996. Interest income decreased $17 million (68%) due to lower investment balances. Equity in earnings of affiliates increased $2 million (14%) due to higher earnings from the Galileo
International Partnership ("Galileo"), resulting from increased booking revenues. Included in "Miscellaneous, net" in the 1996 third quarter were foreign exchange losses of $2 million compared to foreign exchange losses of $16 million in the 1995 third quarter. In addition, the third quarter of 1996 includes a $20 million charge for the tentative settlement of litigation related to the travel agency commission cap implemented by the Company in February 1995.


      Nine Months 1996 Compared with Nine Months 1995
      -----------------------------------------------
      Operating revenues increased $1,113 million (10%).
United's revenue per available seat mile increased 7% to
10.13 cents.  Passenger revenue increased $969 million
(10%), due principally to a 5% increase in revenue passenger miles and a 5% increase in yield to 12.38 cents.
The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Domestic revenue passenger miles increased 5%;
domestic yield increased 8% over the same period as a result of a higher proportion of high yield business traffic and the temporary suspension of the Federal passenger excise tax. In the Pacific, revenue passenger miles increased 6%; however, yield decreased 6% from the same period last year, largely due to a weaker Japanese yen. Latin America revenue passenger miles increased 5% over the same period last year, with a 3% increase in yield. Atlantic revenue passenger miles remained unchanged, while yield increased 8% due to a larger proportion of high-yield traffic and an improved fare environment. Available seat miles increased 3% systemwide, reflecting increases of 5% in Latin America, 4% in the Pacific and 2% on Domestic routes. The system passenger load factor increased 1.5 points to 72.5%.

      Other operating revenues increased $143 million (21%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties.

      Operating expenses increased $846 million (8%) and
United's cost per available seat mile increased 5%, from
8.77 to 9.25 cents, including ESOP compensation expense.
Without the ESOP compensation expense, United's 1996 nine-
month cost per available seat mile would have been 8.85
cents, an increase of 4% from 1995.  ESOP compensation
expense increased $152 million (45%), reflecting the
increase in the estimated average fair value of ESOP stock
committed to be released to employees as a result of UAL's
higher common stock price.  Aircraft fuel increased $279
million (23%) due to a 2% increase in consumption and a 20%
increase in the average price per gallon of fuel to 69.6
cents.   The federal jet fuel tax which went into effect
October 1, 1995, accounted for approximately $60 million of this increase. Other operating expenses increased $133 million (10%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Purchased services increased $94 million (12%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Depreciation and amortization increased $69 million (13%) due to the acquisition of 39 aircraft off-lease in 1995 and new B777 aircraft accounted for under capital leases. In addition, $30 million of the increase is due to the charge to reduce the carrying value of aircraft seats to be replaced. Aircraft maintenance increased $34 million (11%) due to the timing of maintenance cycles. Landing fees and other rent increased
$28 million (5%) due to increased facilities rent, particularly at the new Denver International Airport.
Aircraft rent decreased $52 million (7%) due to a decrease in the number of aircraft on operating leases as discussed above.

      Other expense amounted to $140 million for the first nine months of 1996 compared to $179 million for the first nine months of 1995. Interest capitalized, primarily on aircraft advance payments, increased $26 million (84%).
Interest expense decreased $48 million (17%) due to the prepayment of long-term debt in 1995 and 1996. Interest income decreased $38 million (57%) due to lower investment balances. Equity in earnings of affiliates increased $12 million (29%) due to higher Galileo earnings resulting from increased booking revenues. Included in other expense for 1996 is a $20 million charge for the tentative settlement of the travel agency commission cap litigation.

WAGE ADJUSTMENT AND LABOR NEGOTIATIONS
--------------------------------------
      The amended labor agreements entered into in July 1994 provide that employees represented by the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") may receive wage increases beginning mid-1997. The Company is currently negotiating the mid-term wage increase with ALPA and the IAM. Increases to the "per diem" pay for ALPA are subject to the same process. If the parties do not reach agreement on the amount of such increases through negotiation, a neutral arbitrator will determine the amount of the increase, if any, based upon and subject to standards and limitations specified in the labor agreements.

      Concurrently, management may award wage rate increases to United States salaried and management employees of United ("SAM Employees") based upon and subject to standards and limitations specified in the agreements entered into in the July 1994 recapitalization. While these processes are expected to result in increased salary costs for employees represented by ALPA and the IAM and SAM Employees by the second half of 1997, the Company is unable to predict the extent of the increases at this time.

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


OUTLOOK
-------
      Fourth quarter 1996 available seat miles are expected to grow 4% year over year, with a 5% increase in the domestic market and 2% higher international capacity. Year over year system load factor is expected to increase slightly in the fourth quarter. Domestic yield increases as large as those seen during the first nine months of 1996 are not expected, due primarily to the reimposition of the passenger excise tax; however, a slight increase over 1995 is expected. Strong revenue performance is expected to continue in the Atlantic and Latin America.

      Fourth quarter unit cost, excluding the ESOP charge and fuel, is expected to increase by over 1% compared to the same quarter in 1995, largely due to volume-driven costs. Fourth quarter unit cost, including fuel but excluding the ESOP charge, is expected to increase by 3.6%.
Net interest expense for the year should be lower due to the early repayments of relatively high interest rate debentures. Other non-operating expenses are expected to be comparable to the third quarter.

      During the third quarter, President Clinton formed a special committee to review aviation safety and airport security. The committee has completed its review and has made initial recommendations calling for increased security measures. Although the extent of specific programs and their related implementation schedules are still not clear, further increases in government-mandated security measures may have an adverse affect on the Company's results of operations and financial condition depending upon such factors as the ability of United to pass through any new
Federal taxes, surcharges or additional operating expenses to customers. Any effective increase in the cost of air transportation may dampen passenger and cargo traffic levels and have a dilutive effect on yield.

      The information included in the previous three paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, yields, revenues, expenses and unit costs include the airline pricing environment, willingness of customers to travel, fuel costs, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments, foreign currency exchange rate fluctuations, costs of security and safety measures, the price of UAL common stock, inflation, the economic environment of the airline industry, the general economic environment, and other factors discussed herein.





                              Part II
                              -------
                         Other Information
                         -----------------


Item 1.  Legal Proceedings.
------   -----------------

     Travel Agency Commission Litigation - As reported in United's Form 10-Q for the quarter ended June 30, 1996, on February 13, l995 and dates thereafter United and six other airlines were sued in various courts around the nation by travel agents and the American Society of Travel Agents claiming as a class action that the carriers acted collusively in violation of federal antitrust laws when they imposed a cap on ticket sales commissions payable to travel agencies by the carriers. The cases were consolidated before the federal court in Minneapolis. As relief, the plaintiffs sought an order declaring the carriers' commission cap action to be illegal and the recovery of damages (trebled) to the agencies resulting from that action. On September 3, 1996, the remaining parties (one defendant had settled earlier in the case) agreed to settle the case by defendants' payment of money in return for the plaintiffs' dismissal with prejudice of this lawsuit and a full release. United's share of the settlement is $19.5 million. The caps on ticket sales commissions were unaffected by this settlement. Final settlement is subject to court approval after class members have had the opportunity to object. A court hearing to approve final settlement is scheduled for November 15, 1996.

     GEC-Marconi Claim - As reported in United's Form 10-Q for the quarter ended June 30, 1996, on April 4, 1996 United filed suit in the Circuit Court of Cook County, Illinois, Law Division, against GEC-Marconi Inflight Systems Overseas, Ltd. ("GMIS"), its 777 inseat video vendor, claiming breach of contract for GMIS's failure to deliver the contracted product in the specified time frame, and seeking monetary and injunctive relief. United also named in the suit GEC-Marconi Inflight Systems, Inc. ("GMIS, Inc."), its 777 video maintenance provider, seeking declaratory relief on the maintenance contract. On July 19, 1996 GMIS and GMIS, Inc. filed a counterclaim against United seeking in excess of $240 million for various alleged breaches of contract by United, plus consequential damages and attorney's fees and costs, relating to the same product purchase agreement (which, in addition, included a 747 and 767 retrofit order that United terminated on April 4, 1996) and maintenance service agreement which form the basis of United's complaint, as well as an alleged June 1996 "agreement" that had been the subject of negotiations between the parties but was never signed by United regarding interim arrangements between the parties. GMIS and GMIS, Inc. also seek injunctive relief to enforce the alleged "agreement" and prevent United from obtaining substitute goods from other vendors. On August 1, GMIS and GMIS, Inc. filed an emergency motion on the claims for injunctive relief. On August 28, the judge denied GMIS' and GMIS, Inc.'s motion for a preliminary injunction. The parties are engaged in the discovery phase of this litigation.



Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

    (a) Exhibits

        A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

    (b) No reports on Form 8-K have been filed during the third quarter of 1996.




SIGNATURES
----------

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


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (principal financial officer)


                                   By:  /s/ Frederic F. Brace
                                        ---------------------
                                        Frederic F. Brace
                                        Vice President - Financial
                                        Analysis and Controller
                                        (principal accounting officer)



Dated:  November 8, 1996





                           Exhibit Index
                           -------------

Exhibit No.          Description
----------           -----------

12.1           Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.