Form 10-Q
period 1997-09-30
UNITED AIR LINES INC
filed 1997-11-06
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

                     Yes    X            No
                         -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
               Class                         October 31, 1997
               -----                         ----------------
       Common Stock ($5 par value)                 200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).



United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
             For the Quarter Ended September 30, 1997
             ----------------------------------------


Index
-----

PART I.  FINANCIAL INFORMATION                                   Page No.
------   ---------------------                                   -------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated              3
                  Financial Position - as of September 30, 1997
                  (Unaudited) and December 31, 1996

                  Statements of Consolidated Operations             5
                  (Unaudited) - for the three months and
                  nine months ended September 30, 1997 and 1996

                  Condensed Statements of Consolidated              7
                  Cash Flows (Unaudited) - for the nine
                  months ended September 30, 1997 and 1996

                  Notes to Consolidated Financial                   8
                  Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis             12
                  of Financial Condition and Results of
                  Operations


PART II.  OTHER INFORMATION
-------   -----------------

         Item 1.  Legal Proceedings                                19
         Item 6.  Exhibits and Reports on Form 8-K                 20

Signatures                                                         21
----------

Exhibit Index                                                      22
-------------



                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                    September 30,
                                        1997      December 31,
Assets                              (Unaudited)       1996
                                    -----------   -----------
Current assets:
   Cash and cash equivalents         $     399   $     203
   Short-term investments                  451         421
   Receivables, net                      1,242         955
   Inventories, net                        349         369
   Deferred income taxes                   210         228
   Prepaid expenses and other              297         446
                                       -------     -------
                                         2,948       2,622
                                       -------     -------

Operating property and equipment:
   Owned                                13,889      12,325
   Accumulated depreciation
     and amortization                   (5,252)     (5,380)
                                       -------     -------
                                         8,637       6,945
                                       -------     -------
   Capital leases                        2,199       1,881
   Accumulated amortization               (603)       (583)
                                       -------     -------
                                         1,596       1,298
                                       -------     -------
                                        10,233       8,243
                                       -------     -------

Other assets:
   Intangibles, net                        507         522
   Deferred income taxes                   126         122
   Related party receivables               412         374
   Aircraft lease deposits                 271         168
   Other                                   942         850
                                       -------     -------
                                         2,258       2,036
                                       -------     -------
                                      $ 15,439    $ 12,901
                                       =======     =======

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                        September 30,
                                            1997        December 31,
Liabilities and Stockholder's Equity    (Unaudited)         1996
                                        -----------     -----------
Current liabilities:
   Current portions of long-term debt
     and capital lease obligations       $    468        $    294
   Related party debt maturing
     within one year                           85              60
   Advance ticket sales                     1,447           1,189
   Accounts payable                         1,056             987
   Other                                    2,928           2,473
                                          -------         -------
                                            5,984           5,003
                                          -------         -------
Long-term debt                              1,425           1,633
                                          -------         -------
Long-term obligations under capital
  leases                                    1,638           1,322
                                          -------         -------

Other liabilities and deferred credits:
   Deferred pension liability                 165             178
   Postretirement benefit liability         1,340           1,290
   Deferred gains                           1,101           1,151
   Other                                      913             766
                                          -------         -------
                                            3,519           3,385
                                          -------         -------
Minority interest                               -              31
                                          -------         -------

Preferred stock committed to
  Supplemental ESOP                           293             165
                                          -------         -------
Stockholder's equity:
   Common stock at par                          -               -
   Additional capital invested                 26              15
   ESOP capital                             2,060           1,441
   Retained earnings                          786             121
   Unearned ESOP preferred stock             (282)           (202)
   Other                                      (10)            (13)
                                          -------         -------
                                            2,580           1,362
                                          -------         -------
Commitments and contingent
  liabilities (See note)                  -------         -------

                                         $ 15,439        $ 12,901
                                          =======         =======

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                           Three Months
                                        Ended September 30
                                         1997        1996
                                         ----        ----
Operating revenues:
   Passenger                          $  4,147    $  4,003
   Cargo                                   225         191
   Other                                   258         283
                                       -------     -------
                                         4,630       4,477
                                       -------     -------
Operating expenses:
   Salaries and related costs            1,265       1,171
   ESOP compensation expense               256         157
   Aircraft fuel                           510         538
   Commissions                             409         397
   Purchased services                      329         303
   Aircraft rent                           235         236
   Landing fees and other rent             206         206
   Depreciation and amortization           182         217
   Aircraft maintenance                    153         106
   Other                                   537         533
                                       -------     -------
                                         4,082       3,864
                                       -------     -------
Earnings from operations                   548         613
                                       -------     -------
Other income (expense):
   Interest expense                        (74)        (71)
   Interest capitalized                     25          18
   Interest income                          13           8
   Equity in earnings of affiliates         17          16
   Gain on sale of partnership interest    275           -
   Gain on sale of affiliate's stock       103           -
   Miscellaneous, net                       (9)        (28)
                                       -------     -------
                                           350         (57)
                                       -------     -------
Earnings before income taxes
  and extraordinary item                   898         556
Provision for income taxes                 327         208
                                       -------     -------
Earnings before extraordinary item         571         348
                                       -------     -------
Extraordinary loss on early
  extinguishment of debt, net of tax         -          (7)
                                       -------     -------
Net earnings                          $    571    $    341
                                       =======     =======

  See accompanying notes to consolidated financial statements.




         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                           Nine Months
                                        Ended September 30
                                         1997        1996
                                         ----        ----
Operating revenues:
   Passenger                         $  11,628   $  10,975
   Cargo                                   634         558
   Other                                   849         819
                                       -------     -------
                                        13,111      12,352
                                       -------     -------
Operating expenses:
   Salaries and related costs            3,733       3,513
   ESOP compensation expense               666         488
   Aircraft fuel                         1,559       1,504
   Commissions                           1,159       1,108
   Purchased services                      946         876
   Aircraft rent                           707         716
   Landing fees and other rent             656         628
   Depreciation and amortization           533         588
   Aircraft maintenance                    447         336
   Other                                 1,564       1,519
                                       -------     -------
                                        11,970      11,276
                                       -------     -------
Earnings from operations                 1,141       1,076
                                       -------     -------
Other income (expense):
   Interest expense                       (216)       (227)
   Interest capitalized                     75          57
   Interest income                          35          29
   Equity in earnings of affiliates         64          53
   Gain on sale of partnership interest    275           -
   Gain on sale of affiliate's stock       103           -
   Miscellaneous, net                      (33)        (52)
                                       -------     -------
                                           303        (140)
                                       -------     -------
Earnings before income taxes and
  extraordinary item                     1,444         936
Provision for income taxes                 532         356
                                       -------     -------
Earnings before extraordinary item         912         580
Extraordinary loss on early
  extinguishment of debt, net of tax         -         (66)
                                       -------     -------
Net earnings                           $   912    $    514
                                       =======     =======

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                            Nine Months
                                        Ended September 30
                                         1997        1996
                                         ----        ----
Cash and cash equivalents at
  beginning of period                  $   203     $   142
                                        ------      ------
Cash flows from operating activities     2,398       1,955
                                        ------      ------
Cash flows from investing activities:
 Additions to property and equipment    (2,170)     (1,100)
 Proceeds on disposition of
   property and equipment                   41          20
 Proceeds on disposition of
   partnership interest                    539           -
 Decrease (increase) in short-term
   investments                             (30)         20
 Decrease (increase) in related
   party receivable                        (38)         57
 Other, net                                (19)        (19)
                                        ------      ------
                                        (1,677)     (1,022)
                                        ------      ------
Cash flows from financing activities:
 Repayment of long-term debt               (79)       (682)
 Principal payments under capital
   lease obligations                      (114)        (91)
 Aircraft lease deposits                  (107)       (109)
 Dividend to parent company               (250)          -
 Increase in related party debt             25           -
 Other, net                                  -          24
                                        ------      ------
                                          (525)       (858)
                                        ------      ------
Increase in cash and cash equivalents      196          75
                                        ------      ------
Cash and cash equivalents at
  end of period                        $   399     $   217
                                        ======      ======

Cash paid during the period for:
 Interest (net of amounts capitalized) $   119     $   181
 Income taxes                          $   215     $   180

Non-cash transactions:
 Capital lease obligations incurred    $   477     $   497
 Long-term debt incurred in connection
   with additions to equipment         $     -     $    77

  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)

The Company
-----------
      United Air Lines, Inc. ("United" or the "Company") is a holding company whose principal subsidiary is UAL Corporation
("UAL").

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

Accounting Policies - Derivative Financial Instruments
------------------------------------------------------
      Foreign Currency
      ----------------
      From time to time, United enters into Japanese yen forward exchange contracts to minimize gains and losses on the revaluation of short-term yen-denominated liabilities. The yen forwards typically have a 30-day maturity and are marked to fair value at the end of each accounting period. The unrealized mark-to-market gains and losses generally offset the losses and gains recorded on the liabilities.

      United has also entered into forwards and swaps to reduce exposure to currency fluctuations on yen-denominated capital lease obligations. The forwards' and swaps' cash flows mirror those of the capital leases. The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

      Finally, the Company has begun to hedge the risks of exchange rate volatility on its anticipated future net yen cash flows by purchasing yen put options with little or no intrinsic value. The amount and duration of these options are synchronized with specific expected yen inflows, and thus, the put options have been designated as a hedge. The Company also sells yen call options from time to time. The premiums on yen option contracts are amortized over the lives of the contracts. Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue, and unrealized losses on written call options are recorded in "Miscellaneous, net" at the end of each accounting period.

      Interest Rates
      --------------
      United has entered into swaps to reduce exposure to interest rate fluctuations in connection with certain debt, capital leases and operating leases. The swaps' cash flows mirror those of the underlying exposures. The premiums on the swaps, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these swaps are deferred and recognized in income over the remaining life of the underlying exposure.

      Aircraft Fuel
      -------------
      United uses a collar option strategy to hedge a portion of its price risk related to future aircraft fuel purchases. The collars, which have been designated a hedge, involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Premiums on fuel collar option contracts are deferred and amortized over the life of the contract. Gains or losses recognized upon contract expiration are recorded as a component of aircraft fuel expense. In addition, to a limited extent, United trades short-term heating oil futures contracts. Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration. Both gains and losses are recorded as a component of aircraft fuel expense.

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

      In August 1997, UAL sold 1,848,629 shares of Class 1 ESOP
Preferred Stock to the ESOP Trustee; this was the fourth of seven such sales.

Other Income (Expense) - Miscellaneous
--------------------------------------
      "Miscellaneous, net" consisted of the following:

                            Third Quarter     Nine-month Period
                            1997      1996      1997      1996
                            ----      ----      ----      ----
Foreign exchange losses   $   (5)   $   (2)   $  (15)   $   (9)
Minority interests            (1)       (6)      (15)      (18)
Travel agency litigation
  settlement                   -       (20)        -       (20)
Other                         (3)        -        (3)       (5)
                           -----     -----     -----     -----
                          $   (9)   $  (28)   $  (33)   $  (52)
                           =====     =====     =====     =====

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

Prepayment of Long-Term Obligations
-----------------------------------
      During the nine months ended September 30, 1996, United repaid prior to maturity $529 million in principal amount of various debt securities, resulting in an extraordinary loss of $66 million, after a tax benefit of $40 million. Of this amount, $63 million was repaid during the third quarter, resulting in a $7 million extraordinary loss, net of tax benefits of $4 million. The securities were scheduled for repayment periodically through 2021.

Related Party Transactions
--------------------------
      At September 30, 1997 and December 31, 1996, United had accounts receivable from UAL of $412 million and $378 million, respectively.

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

      At September 30, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $5.7 billion, after deducting advance payments. An estimated $0.8 billion will be spent during the remainder of 1997, $2.4 billion in 1998, $1.3 billion in 1999, and $1.2 billion in 2000 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A319 and A320 aircraft, which are scheduled to be delivered through 2002.

      During October 1997, The Boeing Company ("Boeing") notified United that production problems would delay aircraft scheduled to be delivered between fourth quarter 1997 and mid-1999. Specifically, deliveries on nine B747s, two B757s and four
B767s scheduled for delivery from the fourth quarter of 1997 through mid-1999 will be delayed from one to two months. United expects to receive compensation from Boeing and also expects to make schedule adjustments and take other possible actions to offset the effects of the delays. As a result, the Company expects the impact of the announced delivery delays to be minimal.

      United's contract with the Association of Flight Attendants ("AFA") became amendable March 1, 1996. On October 1, 1997, the AFA ratified a new contract. The agreement, which will remain in effect through 2006, includes provisions for increased wages and benefits as well as work rule changes designed to help the Company achieve its customer satisfaction objectives.




Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION  AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $850 million at September 30, 1997, compared to $624 million at December 31, 1996. Cash flows from operating activities for the nine-month period amounted to $2.398 billion. Financing activities included principal payments under debt and capital lease obligations of $79 million and $114 million, respectively.

      In the first nine months of 1997, United took delivery of four A320, eleven B777, five B747 and two A319 aircraft. Eighteen of these aircraft were purchased and four were acquired under capital leases. Additionally, United acquired two B767 and one DC10-10 off-lease during the first nine months of 1997. Property additions, including aircraft spare parts, facilities and ground equipment, amounted to $2.170 billion, while property dispositions resulted in proceeds of $41 million.

      The Company's sale of its interest in the Apollo Travel Services Partnership ("ATS") in July 1997 provided $539 million in cash proceeds (see "Sale of Affiliate"). During the third quarter, UAL's Board of Directors authorized the purchase of up to $250 million of UAL's common stock using a portion of the proceeds.

      At September 30, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $5.7 billion, after deducting advance payments. An estimated $0.8 billion will be spent during the remainder of 1997, $2.4 billion in 1998, $1.3 billion in 1999, and $1.2 billion in 2000 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A319 and A320 aircraft, which are scheduled to be delivered through 2002.

      During October 1997, The Boeing Company ("Boeing") notified United that production problems would delay aircraft scheduled to be delivered between fourth quarter 1997 and mid-1999. Specifically, deliveries on nine B747s, two B757s and four
B767s scheduled for delivery from the fourth quarter of 1997 through mid-1999 will be delayed from one to two months. United expects to receive compensation from Boeing and also expects to make schedule adjustments and take other possible actions to offset the effects of the delays. As a result, the Company expects the impact of the announced delivery delays to be minimal.

      In April 1997, Standard & Poor's raised its credit rating on United's senior unsecured debt to BB+ from BB. Moody's
Investors Service Inc.'s rating on United's senior unsecured debt remains Baa3.

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

      The results of operations in the airline business historically fluctuate significantly in response to general economic conditions. This is because small fluctuations in yield (passenger revenue per revenue passenger mile) and cost per available seat mile can have a significant effect on operating results. United anticipates industrywide fare levels, increasing low-cost competition, general economic conditions, fluctuation of foreign currency exchange rates, fuel costs, U.S. and international governmental policies and other factors will continue to affect its operating results.

      During the third quarter of 1997, a new law was enacted to replace the Federal passenger excise tax which expired September 30, 1997. The new legislation includes a gradual reduction in the 10% airline ticket tax to 7.5% by the year 2002, a phasing in of a $3 "head tax" per domestic flight segment, an increase in round-trip international departure and arrival taxes from $6 to $24 per passenger and a tax on the purchase of frequent flyer miles. The Company expects that the new legislation will increase United's annual tax burden by approximately $80 million, but is unable to determine how much of this increase it will be able to pass on to its customers.

      During the third quarter of 1997, United implemented changes to its travel agency commission payment plan, which lowered the base commission paid to travel agents from 10% to 8% on all tickets purchased in the U.S. and Canada for both domestic and international travel. Commissions on domestic tickets will be a maximum of $25 one-way ($50 round-trip). This action is expected to save approximately $100 million annually in commission costs.

      Summary of Results
      ------------------
      United's earnings from operations were $1,141 million in the first nine months of 1997, compared to operating earnings of $1,076 million in the first nine months of 1996. United's net earnings were $912 million, compared to net earnings of $514 million during the same period in 1996. The 1997 nine-month period includes an after-tax gain on the ATS/Galileo transaction (see "Sale of Affiliate") of $235 million. The 1996 nine-month period includes an extraordinary loss of $66 million on early extinguishment of debt.

      In the third quarter of 1997, United's earnings from operations were $548 million compared to operating earnings of $613 million in the third quarter of 1996. United had net earnings in the 1997 third quarter of $571 million, compared to net earnings of $341 million in the same period of 1996. The 1997 third quarter results include the after-tax gain on the ATS/Galileo transaction of $235 million. The 1996 third quarter results include an extraordinary loss of $7 million on early extinguishment of debt.

      Specific factors affecting United's consolidated operations for the third quarter and first nine months of 1997 are described below.

      Third Quarter 1997 Compared with Third Quarter 1996
      ---------------------------------------------------
      Operating revenues increased $153 million (3%). United's revenue per available seat mile decreased 1% to 10.43 cents. Passenger revenues increased $144 million (4%) on a 4% increase in revenue passenger miles in spite of a 1% decrease in yield to
12.33 cents. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Domestic revenue passenger miles increased 2%, while domestic yield decreased 3% from the year before as a result of the reimposition of the Federal passenger excise tax for the entire 1997 third quarter. In the Pacific, revenue passenger miles remained unchanged; however, yield increased 3% from the same period last year, largely due to a stronger Japanese yen versus the dollar. Atlantic revenue passenger miles increased 27% with a 4% increase in yield over the same period last year due to a continued larger proportion of high-yield traffic. Latin America revenue passenger miles remained unchanged over the same period last year, with a 7% increase in yield, due to a strengthening Latin economy. Available seat miles increased 4% systemwide, reflecting increases of 25% in the Atlantic, 2% on Domestic routes and 2% in the Pacific. The system passenger load factor decreased 0.1 point to 75.3%.

      Cargo revenues increased $34 million (18%) due to increases in both freight and mail revenues. Freight ton miles increased 28% due to the increase in aircraft assigned to the dedicated freighter operation and the introduction of long-range B777-200B aircraft, principally in the Atlantic market. Mail ton miles increased 9%. However, a 6% lower freight yield was only partially offset by a 3% increase in mail yield. Other operating revenues decreased $25 million (9%) since ATS revenues are no longer consolidated after the sale of ATS in July.

      Operating expenses increased $218 million (6%) and United's cost per available seat mile increased 2%, from 9.06 cents to 9.20 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have decreased 1%, from 8.69 cents to
8.62. ESOP compensation expense increased $99 million (63%), reflecting the increase in the estimated average fair value of ESOP preferred stock committed to be released to employees as a result of UAL's higher common stock price. Salaries and related costs increased $94 million (8%) primarily due to mid-term wage adjustments that took effect July 1. Aircraft maintenance increased $47 million (44%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Purchased services increased $26 million (9%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Depreciation and amortization expense decreased $35 million (16%) despite the acquisition of new aircraft, largely due to a $30 million charge in the 1996 third quarter to reduce the carrying value of aircraft seats being replaced, as well as lower depreciation on DC10-10 aircraft which are scheduled for retirement. Fuel expense decreased $28 million (5%) due to an 8% decrease in the average price per gallon of fuel to 65.3 cents.

      Other income (expense) amounted to $350 million in income for the third quarter of 1997 compared to $57 million in expense for the third quarter of 1996. Interest capitalized, primarily on aircraft advance payments, increased $7 million (39%). Included in "Miscellaneous, net" in the 1997 third quarter were foreign exchange losses of $5 million compared to foreign exchange losses of $2 million in the 1996 third quarter. In addition, the third quarter of 1997 included a $275 million gain on the sale of ATS and a $103 million gain on the sale of Galileo International, Inc. stock. The third quarter of 1996 included a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in February 1995.


      Nine Months 1997 Compared with Nine Months 1996
      -----------------------------------------------
      Operating revenues increased $759 million (6%). United's revenue per available seat mile increased 2% to 10.35 cents. Passenger revenue increased $653 million (6%), due principally to a 4% increase in revenue passenger miles and a 2% increase in yield to 12.56 cents. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

      Domestic revenue passenger miles increased 3% while domestic yield remained unchanged. In the Pacific, revenue passenger miles increased 1% with a 3% increase in yield from the same period last year, largely due to a stronger Japanese yen. Latin America revenue passenger miles increased 3% over the same period last year, with an 11% increase in yield as a result of a strengthening Latin economy. Atlantic revenue passenger miles increased 20%, while yield increased 4% due to a larger proportion of high-yield traffic and an improved fare environment. Available seat miles increased 4% systemwide, reflecting increases of 19% in the Atlantic, 3% on Domestic routes and 3% in the Pacific. The system passenger load factor increased 0.1 point to 72.6%.

      Cargo revenues increased $76 million (14%) on increases of 23% in freight ton miles and 6% in mail ton miles, as a result of a new dedicated freighter operation and the introduction of long-range B777-200B aircraft. A 7% decrease in freight yield was partially offset by a 3% increase in mail yield. Other operating revenues increased $30 million (4%) due to increases in Mileage Plus partner-related revenues and contract maintenance and fuel sales to third parties, which were partially offset by the decrease in ATS revenues after the sale of ATS in July.

      Operating expenses increased $694 million (6%) and United's cost per available seat mile increased 2%, from 9.25 to
9.45 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1997 nine-month cost per available seat mile would have been 8.93 cents, an increase of 1% from 1996. ESOP compensation expense increased $178 million (36%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a
result of UAL's higher common stock price.   Salaries and
related costs increased $220 million (6%) as a result of increased staffing in certain customer-oriented positions, as well as mid-term wage adjustments which took effect July 1. Aircraft maintenance increased $111 million (33%) due to increased purchased maintenance as well as the timing of maintenance cycles. Aircraft fuel increased $55 million (4%) due to a 3% increase in consumption and a 1% increase in the average price per gallon of fuel to 70.1 cents. Purchased services increased $70 million (8%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Depreciation and amortization decreased $55 million (9%) despite the acquisition of new aircraft, due to lower depreciation on DC10-10 aircraft which are scheduled for retirement, a gain on the sale of one B747-SP aircraft and a $30 million charge in 1996 to reduce the carrying value of aircraft seats being replaced. Aircraft rent decreased $9 million (1%) due to a decrease in the number of aircraft on operating leases.

      Other income (expense) amounted to $303 million in income for the first nine months of 1997 compared to $140 million in expense for the first nine months of 1996. Interest capitalized, primarily on aircraft advance payments, increased $18 million (32%). Interest expense decreased $11 million (5%) due to the prepayment of long-term debt in 1996. Equity in earnings of affiliates increased $11 million (21%) due to higher Galileo International, Inc. ("Galileo") earnings resulting from increased booking revenues. In addition, the 1997 period included a $275 million gain on the sale of ATS and a $103 million gain on the sale of Galileo stock. The 1996 period included a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in February 1995.

SALE OF AFFILIATE
-----------------
       In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS"), a 77% owned affiliate whose accounts were consolidated, to Galileo International, Inc. ("Galileo"), heretofore a 38% owned affiliate accounted for under the equity method, for $539 million in cash. This transaction resulted in a pre-tax gain of approximately $405 million. Of this amount, $275 million was recognized during the third quarter and the balance will be recognized over the next 25 years, the estimated remaining life of the assets acquired by Galileo.

       Galileo raised a portion of the proceeds used to purchase ATS through the completion of an initial public offering of 16,799,700 shares of its common stock, representing 16.0% of its economic interest, at $24.50 per share for net proceeds of approximately $390 million. This transaction resulted in a reduction of the Company's ownership in Galileo from 38% to 32%. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock based on the difference between the offering price and the Company's carrying amount of such stock, the Company recognized a pre-tax gain of $103 million during the third quarter. Pursuant to Statement of Financial Accounting Standards No. 109, the Company also recorded $40 million of deferred taxes related to this gain.

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

      United continues to account for Galileo under the equity method and will continue to purchase computer reservations services under its existing services agreement with Galileo.

LABOR AGREEMENTS AND WAGE ADJUSTMENTS
-------------------------------------
      Both the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") ratified previously announced mid-term wage adjustments. Included in the agreements were a 5% increase to wage rates for each union group in July 1997 and a second 5% increase in July 1998. Further, the agreement with ALPA calls for a corresponding 5% increase in both 1997 and 1998 to "book rates" (book rates are used to compute certain other employee benefits), and the agreement with the IAM provided for lump sum payments for all IAM employees and increases in hourly license premium and skill pay for mechanics. These agreements also provide for restoration of wage rates for the two groups in the year 2000 to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots' defined contribution plan from its current rate of 1% to its pre-ESOP rate of 9% in the year 2000.

      In March 1997, the Company also announced the details of mid-term wage adjustments for non-union United States salaried and management employees. Salaried employees received a 5% base salary increase in July 1997, as well as a lump-sum payment.
They will also receive a 5% increase in July 1998. In addition, salaried employees hired on or after February 1, 1994 will receive two additional annual 3.5% pay increases. Management employees received a 4% increase in July 1997 and will receive an additional 4% increase in July 1998, and management employees not participating in the Company's Incentive Compensation Plan will participate in a three-year profit-sharing plan that could pay an additional amount in 1998, 1999 and 2000, if the Company meets specific pre-tax earnings objectives in 1997, 1998 and 1999, respectively. Depending on financial results, the maximum profit sharing payout is 3.75% of annual wages.

      On October 1, 1997, the Association of Flight Attendants ("AFA") ratified a previously announced agreement on a new contract which will remain in effect through March 1, 2006. Included in the contract are lump sum payments of 7% in December 1997, 4% in December 1998 and December 1999, and 5% in 2001, 2003 and 2005; as well as minimum 2% wage increases in 2000, 2002 and 2004. Additionally, the contract includes a series of arbitrations beginning in 2001 which can award additional compensation increases, subject to meeting Vision 2000 goals as discussed below. The agreement also provides for benefits and work rule changes and a number of service quality and productivity enhancements designed to help the Company achieve its customer satisfaction objectives.

      The wage, benefit and work-rule adjustments outlined above are consistent with the Company's objective, known as Vision 2000, to put employee compensation costs on a competitive level with peer group compensation elsewhere in the industry at the conclusion of the agreements outlined above. The ultimate cost to the Company of Vision 2000, particularly given that peer group compensation is subject to change between now and the conclusion of the agreements, is not determinable. However, the Company expects the aggregate after-tax cost of the wage and benefit adjustments outlined above to be approximately $100 million in 1997. Further, as a result of these changes, the Company expects that its annual Salaries and related costs will increase at a faster rate than its major competitors from now through the year 2000.

TENTATIVE AGREEMENT WITH ALPA ON REGIONAL JETS
----------------------------------------------
        During September 1997, United and ALPA reached a tentative agreement on the issue of regional jets that allows carriers operating under the United Express program to purchase and fly those jets (with restrictions) and provides job security for United's pilots. The agreement is subject to ratification by ALPA's pilots and the result of the vote is scheduled to be released on November 18.

OUTLOOK FOR 1997
----------------
      Fourth quarter 1997 available seat miles are expected to grow 4% year over year, with a nearly 7% increase in international markets and 2% in domestic capacity. Year over year traffic growth is expected to be at 3%. With a modest increase in yield, system revenue per available seat mile is expected to increase 2% from last year's fourth quarter. Fourth quarter unit costs excluding the ESOP compensation expense are expected to decrease slightly from last year, assuming a lower average fuel price for the fourth quarter from last year.

      The information included in the previous paragraph is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, load factors, revenues, unit revenues and unit costs include the airline pricing environment, the effect of the U.S. excise tax on travel, fuel prices, low-fare carrier expansion, the timing of aircraft deliveries by manufacturers, the success of the Company's cost reduction efforts, the cost of safety and security measures, actions of the U.S., foreign and local governments, foreign currency exchange rate fluctuations, inflation, the economic environment of the airline industry, the general economic environment, and other factors discussed herein.



                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 1.  Legal Proceedings.
------   -----------------

GEC-Marconi Claim. -- As reported in the Form 10-Q filing for United Air Lines, Inc. ("United") for the quarter ended June 30, 1997, United filed suit on April 4, 1996 in the Circuit Court of Cook County, Illinois, Law Division, against GEC-Marconi Inflight Systems Overseas, Ltd. ("GMIS"), its Boeing 777 inseat video vendor, claiming breach of contract for GMIS's failure to deliver the contracted product in the specified time frame, and seeking monetary and injunctive relief. United also named in the suit GEC-Marconi Inflight Systems, Inc. ("GMIS, Inc."), its 777 video maintenance provider, seeking declaratory relief on the maintenance contract.

     On July 19, 1996 GMIS and GMIS, Inc. filed a counterclaim against United seeking in excess of $240 million for various alleged breaches of contract by United, plus consequential damages and attorney's fees and costs, relating to the same product purchase agreement (which, in addition, included a Boeing 747 and 767 retrofit order that United terminated on April 4, 1996) and maintenance service agreement which form the basis of United's complaint, as well as an alleged June 1996 "agreement" that had been the subject of negotiations between the parties, but was never signed by United regarding interim arrangements between the parties. GMIS and GMIS, Inc. also sought injunctive relief to enforce the alleged "agreement" and prevent
United from obtaining substitute goods from other vendors.


     On December 23, 1996, United filed an amended complaint, and GMIS filed an amended counterclaim on December 31, 1996. The parties exchanged preliminary discovery documents. Each party subsequently filed a motion to dismiss the respective amended complaint and counterclaim. The court heard oral arguments on both motions to dismiss.

     On May 12, 1997, GMIS and GMIS, Inc. filed suit in the U.S. District Court for the Northern District of Illinois against United claiming copyright infringement, misappropriation of trade secrets and unfair competition as a result of United's alleged unlawful copying of certain cable drawings which it then provided to a cable manufacturer. The complaint seeks injunctive relief (including the return of any proprietary information), actual, exemplary and punitive damages and attorneys fees. The parties then engaged in comprehensive settlement negotiations.

     On September 2, 1997, the parties to the state action and the federal action entered into a comprehensive settlement agreement, resulting in the dismissal of both the state and federal actions, and a release of all claims against the parties to the actions. The lawsuits have been terminated.



Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the third quarter of 1997.



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



Dated:  November 6, 1997




                          Exhibit Index
                          -------------


Exhibit No.                  Description
----------                   -----------

12.1           Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.