Form 10-K405
period 1997-12-31
UNITED AIR LINES INC
filed 1998-03-06
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________

Commission File No. 33-21220

                       UNITED AIR LINES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                        36-2675206
            --------                        ----------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)           Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois 60007
Mailing Address: P. O. Box 66100, Chicago, Illinois              60666
---------------------------------------------------              -----
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of common stock outstanding as of February 28, 1998 was 200. The Registrant is a wholly-owned subsidiary of UAL
Corporation, and there is no market for the Registrant's common stock.

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

     United is the principal subsidiary of UAL Corporation, a Delaware corporation ("UAL"), and is wholly-owned by UAL. United accounted for virtually all of UAL's revenues and expenses in 1997. United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the United States and abroad.

Airline Operations
------------------

     During 1997, United carried, on average, more than 230,000 passengers per day and flew more than 121 billion revenue passenger miles. It is the world's largest airline as measured by revenue passenger miles flown, providing passenger service in 27 countries.

     United has a global network of hubs primarily designed to fly travelers between North America (domestic segment) and the Pacific, Latin America and Europe (international segment). North American hubs include Chicago, Denver, Los Angeles, San Francisco, and Washington, D.C. (Dulles). United also operates a major hub in Tokyo. Operating revenues attributed to United's North America segment were approximately $11.2 billion in 1997, $10.7 billion in 1996, and $9.6 billion in 1995. Operating revenues attributed to United's international segment were approximately $6.1 billion in 1997, $5.6 billion in 1996 and $5.3 billion in 1995.

     Since October 1994, United has operated a service, Shuttle by United (R) within its domestic segment. This service is designed to compete with low-cost carriers on routes under 750 miles. While Shuttle by United is principally concentrated on the West Coast, it has expanded to offer approximately 466 daily flights on 24 routes between 20 cities in the western United States. Shuttle by United provides critical feed traffic, at competitive prices, for United.

     Pacific. Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, and San Francisco) and the Asian cities of Bangkok, Beijing, Hong Kong, Seoul, Shanghai and Singapore. United provides nonstop service between Chicago and Hong Kong; between San Francisco and each of Hong Kong, Osaka, Seoul and Taipei; between Los Angeles and each of Hong Kong and Osaka; and between Honolulu and each of Tokyo and Osaka. Additionally, United provides service between Osaka and Seoul, and between Hong Kong and each of Singapore and New Delhi. During 1997, United served the Guam-Osaka and Manila-Seoul markets, but on February 20, 1998, all Guam service and all Manila passenger service were terminated. Cargo service in Manila continues.

     On January 30, 1998, the U.S. and Japanese governments agreed to expand the 1952 air services agreement between the two countries.
One of the benefits under the new agreement is that certain carriers, including United, will have no limits on the number of frequencies they can operate. Accordingly, on April 8, 1998, United will increase nonstop service between Chicago and Tokyo from six flights each week to 14 weekly fights. On July 8, 1998, United will begin daily nonstop service between Chicago and Osaka.

     In addition, the agreement allows code-sharing between U.S. and Japanese carriers. The new agreement also settles long-standing disputes regarding the utilization of "beyond Japan" flying rights. United holds significant traffic rights beyond Japan and as capacity increases at Japan's two major airports, Narita and Kansai, United plans to add service from Japan to other Asian points.

     United serves the South Pacific market with flights between Sydney and each of Los Angeles and San Francisco, and between San Francisco and each of Auckland and Melbourne. In 1997, United was the leading U.S. carrier in the Pacific in terms of available seat miles. United's Pacific operations accounted for 20% of United's revenues in 1997.

     Europe. United provides nonstop passenger service between six U.S. cities and London, as well as service between London and each of Amsterdam and New Delhi; nonstop service between Paris and each of Chicago, San Francisco, and Washington Dulles; nonstop service between Washington Dulles and each of Amsterdam, Brussels, Frankfurt, Milan and Zurich (discontinued as of March 1, 1998); and nonstop service between Chicago and each of Dusseldorf and Frankfurt. In April 1997, United initiated a second nonstop flight between Chicago and London Heathrow and plans to add a third seasonal flight in April 1998, pending government approval. New service between Munich and Washington Dulles will begin June 1998. In 1997, United's Atlantic operations accounted for 10% of United's revenues.

     The European Commission is investigating transatlantic alliances, including the alliance between United, Lufthansa, and SAS, and their impact upon competition. The Commission has proposed certain conditions, such as frequency reductions, slot forfeitures, prohibitions on combining frequent flyer programs, and restrictions on display screens of computer reservation systems, which, if implemented, may impair the efficiency of United's alliance with Lufthansa and SAS.

     Latin America. United provides nonstop passenger service between Miami and each of Buenos Aires, Caracas, Lima, Montevideo, Rio de Janeiro, Santiago and Sao Paolo; between Los Angeles and each of Guatemala City, Mexico City, and San Salvador; between New York Kennedy and each of Buenos Aires, Caracas, Rio de Janeiro, and San Juan; between Chicago and each of Mexico City, San Juan, and Sao Paolo; and one flight between Mexico City and each of Denver, San Francisco, and Washington Dulles. Service between Chicago and Sao Paulo was initiated in November 1997. United also provides service between Costa Rica and each of Guatemala City and Mexico City. In April 1998, United will add nonstop service between Chicago and Guatemala City, as well as a second flight between Chicago and Mexico City. In July 1998, nonstop service will be added between Washington Dulles and San Salvador. In 1997, United's Latin America operations accounted for 5% of United's revenues.

     Alliances and Marketing Arrangements. United has formed alliances with other airlines to participate in markets that it cannot serve directly for commercial or governmental reasons. An alliance is a collaborative marketing arrangement between carriers which can include joint frequent flyer participation, coordination of reservations, baggage handling, and flight schedules, and code-sharing of operations. "Code-sharing" is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier. Through an alliance, carriers can provide their customers a seamless global travel network under their own airline code.

     In May 1997, United, Lufthansa, Air Canada, SAS and Thai Airways formed the Star Alliance (TM), an integrated worldwide transport network which provides customers with global recognition and a wide range of other benefits. The Star Alliance should enable its member carriers to more effectively compete with other worldwide alliances. In
October 1997, Varig joined the alliance. United holds antitrust immunity with Lufthansa, SAS and Air Canada.

     Other alliance air carriers include Aeromar, Aeromexico, Air New Zealand, ALM Antillean, Aloha, Ansett (which operates in both
Australia and New Zealand), British Midland, Cayman Airways,
Continental Connection, Emirates, Gulfstream International, Mexicana, Saudi Arabian, and TW Express.

     In addition, United has a marketing program in North America, known as the United Express (R) program, under which independent regional carriers, utilizing turboprop equipment and some regional jets, feed United hubs and international gateways. The carriers in the United Express program provide service to United at 182 airports.

     Cargo Service. United's cargo division accounts for approximately 5% of the Company's operating revenues. In 1997, United introduced all-cargo service between the U.S. and Asia, operating four DC10-30F freighter aircraft. United also opened two cargo facilities: a cargo consolidation center in Charlotte, North Carolina to serve the Southeastern and mid-Atlantic states and a transfer center at John F. Kennedy International Airport in New York. A large cargo transfer facility is currently being constructed in Honolulu and is scheduled to open during the second quarter of 1998. The Hawaii facility is expected to be a major connection point for Japanese traffic to and from the U.S. mainland, and for local traffic in and out of Hawaii.

     Frequent Flyer Program. United established the Mileage Plus (R) frequent flyer program to retain and develop passenger loyalty by offering awards to frequent travelers. Mileage Plus members earn mileage credit for flights on United, Shuttle by United, United Express and certain other participating airlines, or for utilizing the services of other program participants, such as hotels, car rental companies and bank credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel awards on United and other participating airlines, or for other travel industry awards. The redemption of awards under the program is restricted with expiration dates, blackout periods and capacity controlled bookings, limiting the use of the awards on certain flights.

     When an award level is attained, liability is recorded for the incremental costs of accrued credits based on expected redemptions. United's incremental costs include the additional costs of providing service for what would otherwise be a vacant seat, such as fuel, meal, personnel and ticketing costs. The incremental costs do not include any contribution to overhead or profit.

     At December 31, 1997, the estimated number of outstanding awards was approximately 6.2 million, as compared with 6.1 million at the end of the prior year. United estimates that 4.7 million of such awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $195 million, which is unchanged from the previous year. Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because: (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

     The number of Mileage Plus awards used on United in 1997 was 1.8 million, compared to 1.5 million in 1996 and 1.8 million in 1995. Such awards represented 8% of United's total revenue passenger miles in 1997, 7% in 1996 and 8% in 1995. These low percentages, as well as seat availability restrictions on the use of travel awards, keep displacement, if any, of revenue passengers by users of Mileage Plus awards to a minimum.

Industry Conditions
-------------------

     Seasonality. Air travel business is subject to seasonal fluctuations. United's first- and fourth-quarter results normally are affected by reduced travel demand in the fall and winter, and United's operations are often affected adversely by winter weather. Thus, operating results for the Company are generally better in the second and third quarters.

     Competition. The airline industry is highly competitive. In domestic markets, new and existing carriers are free to initiate service on any route. United's domestic competitors include all of the other major U.S. airlines as well as regional carriers, some of which have lower cost structures than United.

     In its international service, United competes not only with U.S. carriers but also with national flag carriers of foreign countries, which in certain instances enjoy forms of governmental support not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation"). United has advantages over foreign air carriers because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the United States. On the other hand, U.S. carriers in many cases are constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each other's flights. (See "Airline Operations - Alliances and Marketing Arrangements").

     Distribution Channels. Travel agents account for a substantial percentage of United's sales. In September 1997, as part of its ongoing effort to control costs, United reduced the base travel agency commission rate to 8% for tickets sold within the U.S., and imposed a cap of $50.

     The use of electronic distribution systems is also an important cost control initiative of United. In 1997, United expanded the capabilities of its web site by offering Internet ticketing. The U.S. government and the European Commission are considering placing restrictions on the Internet products offered directly by the airlines as they review the larger issue of additional restrictions on the industry of computer reservation systems.

Government Regulation
---------------------

     General. All carriers engaged in air transportation in the United States are subject to regulation by the U.S. Department of Transportation ("DOT"). The DOT has authority to: issue certificates of public convenience and necessity for domestic air transportation and, through the Federal Aviation Administration ("FAA"), air-carrier operating certificates; authorize the provision of foreign air transportation by U.S. carriers; prohibit unjust discrimination; prescribe forms of accounts and require reports from air carriers; regulate methods of competition, including the provision and use of computerized reservation systems; and administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals. United holds certificates of public convenience and necessity, as well as air-carrier operating certificates, and therefore is subject to DOT regulations. The FAA administers the U.S. air traffic control system and oversees aviation safety issues.

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

     In connection with its international services, United is required to file with the DOT and to observe tariffs establishing the fares charged and the rules governing the transportation provided.
In certain cases, fares and schedules require the approval of the relevant foreign governments. Shifts in United States or foreign government aviation policies can lead to the alteration or termination of existing air service agreements between the U.S. and other governments, and could diminish the value of United's international route authority. United's operating rights under the air services agreements may not be preservable in such cases.

     Airport Access. Take-off and landing rights ("slots") at Chicago O'Hare International Airport, New York John F. Kennedy International, New York LaGuardia and Reagan National airports, are limited by the "high density traffic rule." Under this rule, slots may be bought, sold or traded. The DOT, however, can require carriers to relinquish slots for reallocation if they fail to meet certain minimum-use standards.

     For the past few years, the DOT has been confiscating slots from incumbent carriers at Chicago O'Hare, including United, to provide more opportunities for foreign carriers. In 1997, the DOT began creating slots at certain slot-controlled airports to allow the entry of start-up carriers. United has petitioned the DOT for the return of United's confiscated O'Hare slots under the theory that confiscation is no longer necessary if the DOT has the ability to create new slots. United holds a sufficient number of slots at airports subject to the high-density rule, but its ability to expand could be constrained if sufficient additional slots are not available on satisfactory terms.

     United currently has a sufficient number of leased gates and other airport facilities, but expansion by United may be constrained at certain airports by insufficient availability of gates on attractive terms or other factors, for example, noise restrictions.

     Safety. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, maintenance, communications and other matters. United's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA.

     From time to time, the FAA issues airworthiness directives ("ADs") which require air carriers to undertake inspections and to make unscheduled modifications and improvements on aircraft, engines and related components and parts. The ADs sometimes cause United to incur substantial, unplanned expense when aircraft or engines are removed from service prematurely in order to undergo mandated inspections or modifications. The issuance of any particular AD may have a greater or lesser impact on United, compared to its competitors, depending upon the equipment covered by the directive. Civil and criminal sanctions may be assessed for not complying with the ADs.

     Environmental Regulations. The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999 of Stage 2 aircraft operations, subject to certain waivers. The "Stage 2" and "Stage 3" terminology is industry vernacular referring to permissible noise levels under various aircraft operating conditions. The specific noise limitations are technical, but in general, Stage 3 aircraft will produce less overall noise than Stage 2 aircraft. By the year 2000, all commercial aircraft within the United States must meet the stricter Stage 3 noise requirements or be grounded. United will generally meet Stage 3 requirements by retiring Stage 2 aircraft and replacing them with newer Stage 3 aircraft, and by retrofitting the remaining Stage 2 aircraft with special equipment (known in the industry as "hushkits"). Most of the hushkits will be acquired through a swap of retired or retiring DC10-10 aircraft. The cost of acquiring the remaining hushkits is included in the Company's capital commitments disclosed under "Liquidity and Capital Resources" of Item 7.

     Federal and state environmental laws require that underground storage tanks (USTs) be upgraded to new construction standards and equipped with leak detection by December 22, 1998. These requirements are phased in based on the age, construction and use of existing tanks. United operates a number of underground and above-ground storage tanks throughout its system. They are used for the storage of fuels and deicing fluids. A program for the removal or upgrading of USTs and remediation of any related contamination has been ongoing since 1987. In 1998, United will complete the upgrades.

     United has been identified as a potentially responsible party in state and federal recovery actions involving soil and groundwater contamination. United estimates the total cost of remediation to range from $20 million to $40 million.

     United meets EPA emissions standards by replacing older aircraft with newer models and by upgrading to newer engines which have more efficient fuel burn.

     Other Government Matters. Other federal agencies with jurisdiction over certain aspects of United's operations include the Department of Justice (Antitrust Division and Immigration and Naturalization Service); the Equal Employment Opportunity Commission; the Department of Labor (Occupational Safety and Health Administration, and Office of Federal Contract Compliance Programs of the Employment Standards Administration); the National Mediation Board; the National Transportation Safety Board; the Treasury Department (U.S. Customs Service); the Federal Communications Commission (use of radio facilities by aircraft); and the United States Postal Service (carriage of domestic and international mail). United is also subject to varying degrees of regulation by foreign governments. In time of war or certain other national emergencies, the U.S. government may require United to provide airlift services under the Civil Reserve Air Fleet Program.

Fuel
----

     United's results of operations are significantly affected by the price and availability of jet fuel. It is estimated that every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $30 million in United's annual fuel costs. The average price per gallon of jet fuel in 1997 declined 3.7%. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United, although fuel-hedging activities may affect the degree to which fuel-price changes affect individual companies. To assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations.

Insurance
---------

     United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability and property damage liability. The amount recoverable by United under aircraft-hull insurance covering all damage to its aircraft is not subject to any deductible amount in the event of a total loss.

Employees - Labor Matters
-------------------------

     At December 31, 1997, the Company had more than 91,000 employees. Approximately 61% of United's employees are represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1997 are as follows:

                              Number of                 Contract Open
       Employee Group         Employees      Union      For Amendment
       --------------         ---------      -----      -------------
       Mechanics, ramp
       service & other
       ground employees       25,653          IAM        July 22, 2000

       Flight attendants      21,283          AFA        March 1, 2006

       Pilots                  9,087          ALPA       April 12, 2000
       ___________________________

     In October 1997, the flight attendants ratified a new ten-year collective bargaining agreement with the Company.


ITEM 2.  PROPERTIES.

Flight Equipment
----------------

     As of December 31, 1997, United's operating aircraft fleet totaled 575 jet aircraft, of which 271 were owned and 304 were leased. These aircraft are listed below:


                       Average                                  Average
  Aircraft Type      No. of Seats    Owned   Leased*   Total   Age (Years)
  -------------     -------------    -----   -------   -----   -----------

  A319-100               126           0         4      4             0
  A320-200               144           8        33     41             3
  B727-200               147          59        16     75            19
  B737-200               109          28         0     28            29
  B737-200A              109          24         0     24            18
  B737-300               129          10        91    101             9
  B737-500               112          27        30     57             6
  B747-100               444           9         0      9            26
  B747-200               347           2         7      9            19
  B747-400               384          10        21     31             5
  B757-200               188          39        55     94             6
  B767-200               168          19         0     19            15
  B767-300               206           5        18     23             5
  B777-200               292          13        17     30             1
  DC10-10                288          15         7     22            21
  DC10-30                298           1         3      4            19
  DC10-30F               N/A           2         2      4            18

  TOTAL OPERATING
  FLEET                              271       304    575            11
                                     ===       ===    ===            ==

    * United's aircraft leases have initial terms of 4 to 26 years, and expiration dates range from 1998 through 2020. Under the terms of leases for 297 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.


     As of December 31, 1997, 68 of the 271 aircraft owned by United were encumbered under debt agreements.

     In 1997 United took delivery of 30 new aircraft: four A319-100s, five A320-200s, five B747-400s, two B757-200s, and fourteen B777-
200s. United also retired 19 aircraft: ten B737-200s, five B747-100s and four DC10-10s.

     As of December 31, 1997, United had on order twenty-four A319-100s, twelve A320-200s, nineteen B747-400s, four B757-200s, eight B767-300s, six B777-200s, all of which are scheduled for delivery between 1998 and 2002. The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 1997:

       Aircraft Type    Number     To Be Delivered        Delivery Rate
       -------------    ------     ---------------        -------------

        A319-100         24          1998-1999            0-3 per month
        A320-200         12          1998-1999            0-3 per month
        B747-400         19          1998-2002            0-2 per month
        B757-200          4          1998-1999            0-1 per month
        B767-300          8          1998-2000            0-1 per month
        B777-200          6          1998-1999            0-2 per month

        Total            73


     On February 26, 1998, the UAL board of directors approved an order for 30 new Airbus aircraft, which are not included in the above schedule. For further discussion, see "Liquidity and Capital Resources - Capital Commitments" of Item 7.


Ground Facilities and Equipment
-------------------------------

     United has entered into various leases relating to its use of airport-landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, San Francisco in 2011, Washington Dulles in 2014 and Los Angeles in 2021. United also has leased ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. In suburban Chicago, United owns a 106-acre complex consisting of more than one-million square feet of office space for its world headquarters, a computer facility and a training center.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three-million square feet of floor space and 12 aircraft hangar docks under lease expiring in 2007, with an option to extend for 10 years. United also has a major facility at the Oakland, California airport, dedicated to airframe maintenance.

     United's Indianapolis Maintenance Center ("IMC") is operated under a lease with the Indianapolis Airport Authority that expires in 2031. IMC is a major aircraft maintenance and overhaul facility and is being used for maintenance of Boeing B737, B757 and B767 aircraft. United is expanding its operations at IMC to maintain its fleet of Airbus A320 aircraft at the facility beginning in 1998.

     At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 44 gates and more than one million square feet of exclusive or preferential use terminal building space. United's flight training center, located at the former Stapleton International Airport, was purchased by United from the City and County of Denver in January, 1997 and will accommodate 36 flight simulators and more than 90 computer-based training stations.

ITEM 3.  LEGAL PROCEEDINGS.

     No material legal actions pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


                               PART II
                               -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     United is a wholly-owned subsidiary of UAL.


Item 6.   Selected Financial Data and Operating Statistics
----------------------------------------------------------

(In Millions, Except Rates)         Year Ended December 31
                             1997    1996    1995    1994    1993
                             ----    ----    ----    ----    ----
Operating revenues        $17,335 $16,317 $14,895 $13,887 $13,168
Earnings (loss) before
 extraordinary item and
 cumulative effect of
 accounting changes           941     601     371      66     (17)
Extraordinary loss on
 early extinguishment of
 debt, net of tax              (9)    (67)    (30)      -     (19)
Cumulative effect of
 accounting changes,
 net of tax                     -       -       -     (26)      -
Net earnings (loss)           932     534     341      40     (36)
Total assets at year-end   16,107  12,901  11,393  11,952  12,153
Long-term debt and
 capital lease obligations,
 including current portion  4,259   3,309   3,553   4,015   3,614

Revenue passengers             84      82      79      74      70
Revenue passenger miles   121,426 116,697 111,811 108,299 101,258
Available seat miles      169,110 162,843 158,569 152,193 150,728
Passenger load factor        71.8%   71.7%   70.5%   71.2%   67.2%
Breakeven passenger
 load factor                 66.0%   66.0%   66.1%   68.2%   65.5%
Passenger revenue per
 passenger mile (in cents)   12.6    12.4    11.8    11.3    11.6
Operating revenue per
 available seat mile
 (in cents)                  10.3    10.0     9.4     9.1     8.7
Operating expense per
 available seat mile
 (in cents)                   9.5     9.3     8.9     8.8     8.5
Operating expense per
 available seat mile
 excluding ESOP charges
 (in cents)                   8.9     8.9     8.6     8.6      -
Fuel gallons consumed       2,964   2,883   2,822   2,697   2,699
Average price per gallon
 of jet fuel (in cents)      69.5    72.2    59.5    58.8    63.6


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
-----------------------------------------------------------

     This section contains forward-looking statements which are identified with an asterisk (*). Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 1998."

      On July 12, 1994, the stockholders of UAL Corporation ("UAL") approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United Air Lines, Inc. ("United") in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as part of the recapitalization. Since the ESOP shares are being allocated over time, the current ownership interest held by employees is substantially less than 55%. The entire ESOP voting interest is currently exercisable, which is voted by the ESOP trustee at the direction of, and on behalf of, the employees participating in the ESOPs.

Liquidity and Capital Resources
-------------------------------

Liquidity -
      United's total of cash and cash equivalents and short-term investments was $777 million at December 31, 1997, compared to $624 million at December 31, 1996. Operating activities during the year generated $2.562 billion and the Company's sale of its interest in the Apollo Travel Services Partnership provided $539 million in cash proceeds (see "Sale of Affiliate"). Cash was used primarily to fund net additions to property and equipment.

      Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $2.812 billion, while property dispositions resulted in proceeds of $83 million. In 1997, United took delivery of fourteen B777, five B747, two B757, five A320 and four A319 aircraft. Twenty-four of these aircraft were purchased and six were acquired under capital leases. Three of the aircraft purchased during the year were later sold and then leased back. Additionally, United acquired two B767 and one DC10-10 off-lease during 1997.

      Financing activities included the early extinguishment of $135 million in principal amount of various debt securities, mandatory repayments of long-term debt totaling $135 million, payments under capital lease obligations of $146 million, deposits of an equivalent $112 million in Japanese yen, German marks and French francs with certain banks in connection with the financing of certain aircraft acquired under capital lease transactions, as well as the issuance of $597 million of enhanced pass through certificates.

      Included in cash and cash equivalents at December 31, 1997 were $111 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.
United is obligated to reacquire the securities from the borrower at the end of the contract.

      As of December 31, 1997, United had a working capital deficit of $2.381 billion as compared to $2.381 billion at December 31, 1996. Historically, United has operated with a working capital deficit and, as in the past, United expects to meet all of its obligations as they become due. In addition, United may from time to time repurchase debentures on the open market, in privately negotiated purchases or otherwise.

      United has available a $750 million revolving credit facility, as well as a separate $227 million short-term borrowing facility, as described in Note 6 "Short-Term
Borrowings" in the Notes to Consolidated Financial
Statements.

      Prior Years. Operating activities in 1996 generated cash flows of $2.397 billion. Cash was used primarily to repay long-term debt and to fund net additions to property and equipment. In addition to the early extinguishment of $627 million in principal amount of various debt securities, United made mandatory repayments of long-term debt totaling $150 million and payments under capital lease obligations of $111 million during the year. Financing activities also included deposits of an equivalent $110 million in Japanese yen with certain banks in connection with the financing of certain capital lease transactions. Property additions amounted to $1.537 billion, while property dispositions resulted in proceeds of $55 million.

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

Capital Commitments -
      At December 31, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $5.6 billion, after deducting advance payments. Of this amount an estimated $2.6 billion is due to be spent in 1998. These amounts do not include a recent order with Airbus Industrie for an additional 10 A319 and 20 A320 aircraft to be delivered through 2001. The aircraft included in this latest order are expected to be used to satisfy growth opportunities, and thus, the Company now expects its passenger fleet to grow by at least 30 aircraft by the year 2002. For further details, see Note 13 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Resources -
      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, external financing arrangements or other external sources.

      At December 31, 1997, United's senior unsecured debt was rated BB+ by Standard and Poor's ("S & P") and Baa3 by
Moody's Investors Service Inc. ("Moody's").  In December
1997, S & P affirmed its ratings and revised its outlook to positive from stable on United.


Results of Operations
---------------------

Summary of Results -
      United's earnings from operations were $1.226 billion in 1997, compared to operating earnings of $1.130 billion in 1996. United's net earnings in 1997 were $932 million, compared to net earnings of $534 million in 1996. These earnings include extraordinary losses of $9 million and $67 million, after tax, on early extinguishment of debt, in 1997 and 1996, respectively. In addition, 1997 includes an after-tax gain on the ATS/Galileo transaction (see "Sale of Affiliate") of $235 million.

1997 Compared with 1996 -
-----------------------

      Operating Revenues. Operating revenues increased $1.018 billion (6%) and United's revenue per available seat mile (unit revenue) increased 2% to 10.25 cents. Passenger revenues increased $877 million (6%) due to a 4% increase in United's revenue passenger miles and a 2% increase in yield to 12.55 cents. Available seat miles across the system were up 4% year over year resulting in a slight increase to system passenger load factor of 0.1 points to 71.8%. The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT"):

      Latin American revenue passenger miles increased 2%, despite no increase in capacity. Strengthening economies in Latin American countries as well as an improved mix of high-yield passengers helped produce an 8% increase in yield. Atlantic revenue passenger miles increased 20% on 19% higher capacity reflecting increased frequencies and the utilization of larger B777 aircraft. Strong U.S. and European economies provided a positive pricing environment resulting in a 3% increase in Atlantic yield. Pacific revenue passenger miles and yield remained flat despite 3% higher capacity reflecting a weak Japanese economy and a stronger U.S. dollar. Domestic revenue passenger miles increased 3% on 2% higher capacity. Domestic yield increased 1%, despite the fact that the U.S. airline ticket tax was in effect for only four months of 1996 versus ten months of 1997. New legislation, effective October 1, 1997, includes a gradual reduction in the 10% U.S. airline ticket tax to 7.5% by the year 2002, a phasing in of a $3 "head tax" per domestic flight segment over the same period, an increase in round-trip international departure and arrival taxes from $6 to $24 per passenger and a tax on the purchase of frequent flyer miles. The Company expects that the new legislation will increase United's annual tax burden by approximately $80 million, but is unable to determine how much of this increase it will be able to pass on to its customers.

      Cargo revenues increased $119 million (15%) on increases of 24% in freight ton miles and 6% in mail ton miles, as a result of a new dedicated freighter operation utilizing four DC10-30s and the introduction of long-range
B777-200B aircraft. A 5% lower freight yield was only partially offset by a 2% higher mail yield for an overall decrease in cargo yield of 4%.

      Other operating revenues increased $22 million (2%) due to increases in frequent flyer program partner related revenues and fuel sales to third parties, partially offset by the loss of ATS revenues resulting from its sale in July
1997 (see "Sale of Affiliate").

      Operating Expenses. Operating expenses increased $922 million (6%) and United's cost per available seat mile increased 2% from 9.33 to 9.53 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's 1997 cost per available seat mile would have been 8.94 cents, an increase of less than 1% from 1996. ESOP compensation expense increased $302 million (44%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Salaries and related costs increased $299 million (6%) as a result of increased staffing in certain customer-contact positions, as well as mid-term wage adjustments which took effect July 1, 1997. Commissions increased $42 million (3%) due to increased commissionable revenues, partially offset by the change in the commission structure which United implemented in the third quarter of 1997. United lowered the base commission paid to travel agents from 10% to 8% (up to a maximum of $50) on all tickets purchased in the U.S. and Canada for both domestic and international travel. This action is expected to save approximately $100 million annually in commission costs. Purchased services increased $98 million (8%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Aircraft maintenance increased $154 million (34%) due to increased purchased maintenance as well as the timing of maintenance cycles. Depreciation and amortization decreased $35 million (5%) despite the acquisition of new aircraft, due to lower depreciation on DC10-10 aircraft which are scheduled for retirement, gains on asset sales of $23 million in 1997 compared to $11 million in 1996, and a $30 million charge in 1996 to reduce the carrying value of aircraft seats being replaced. Aircraft fuel decreased $21 million (1%) despite a 3% increase in consumption, due to a 4% decrease in the price of fuel from 72.2 cents to 69.5 cents a gallon.

      Other Income and Expense. Other income (expense) amounted to $262 million in income in 1997 compared to $160 million in expense in 1996. Interest capitalized, primarily on aircraft advance payments, increased $27 million (35%). Interest income increased $7 million (16%) due to higher investment balances. In addition, 1997 included a $275 million gain on the sale of ATS and a $103 million gain on the initial public offering of Galileo stock. 1996 included a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in February 1995.

1996 Compared with 1995 -
-----------------------

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

      Operating Expenses. Operating expenses increased $1.124 billion (8%). United's cost per available seat mile increased 5% from 8.87 cents to 9.32 cents. ESOP compensation expense increased $181 million (36%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft fuel increased $402 million (24%) due to a 2% increase in consumption and a 21% increase in the average price per gallon of fuel from 59.5 cents to 72.2 cents. Without the increases in ESOP compensation expense and aircraft fuel, United's cost per available seat mile would have increased 2%. Salaries and related costs increased $193 million (4%) due principally to increased staffing in certain customer-contact positions. Other expenses increased $167 million (9%) due principally to costs associated with sales to third parties of fuel, contract maintenance and other work. Purchased services increased $125 million (12%) due principally to volume-related increases in computer reservations fees, credit card discounts and communication charges. Aircraft maintenance increased $42 million (10%) due to increased purchased maintenance, as well as the timing of maintenance cycles. Depreciation and amortization increased $52 million (7%) due principally to a $30 million charge to reduce the carrying value of aircraft seats. Commissions were flat year over year despite an increase in commissionable revenues due to lower average commission rates. These lower rates were partially attributable to the full year effects of a new travel agent commission plan introduced in 1995. Aircraft rent decreased $57 million (6%) due to the acquisition of 39 aircraft off-lease in the second half of 1995.

      Other Income and Expense. Other expense amounted to $160 million in 1996 compared to $241 million in 1995.
Interest capitalized, primarily on aircraft advance payments, increased $35 million (83%). Interest expense decreased $69 million (19%) due to the prepayment of long-term debt in 1995 and 1996. Interest income decreased $41 million (42%) due to lower investment balances. Equity in earnings of affiliates increased $16 million (33%) due to higher earnings from Galileo International resulting from increased booking revenues. Included in other expense for 1996 is a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in 1995.

Other Information
-----------------

Sale of Affiliate -
       In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS"), a 77% owned affiliate whose accounts were consolidated, to Galileo International, Inc. ("Galileo"), heretofore a 38% owned affiliate accounted for under the equity method, for $539 million in cash. This transaction resulted in a pre-tax gain of approximately $405 million. Of this amount, $275 million was recognized during the third quarter and the balance will be recognized over the next 25 years, the estimated remaining life of the assets acquired by Galileo.

       Galileo raised a portion of the proceeds used to purchase ATS through the completion of an initial public offering of 16,799,700 shares of its common stock, representing 16.0% of its economic interest, at $24.50 per share for net proceeds of approximately $390 million. This transaction resulted in a reduction of the Company's ownership in Galileo from 38% to 32%. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock, based on the difference between the offering price and the Company's carrying amount of such stock, the Company recognized a pre-tax gain of $103 million during the third quarter. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, the Company also recorded $40 million of deferred taxes related to this gain.

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

Labor Agreements and Wage Adjustments -
      The 1994 recapitalization resulted in new labor agreements for certain employee groups and a new corporate governance structure, which was designed to achieve balance between the various employee-owner groups and public stockholders. The labor agreements and governance structure could inhibit management's ability to alter strategy in a volatile, competitive industry by restricting certain operating and financing activities, including the sale of assets, the issuance of equity securities and the ability to furlough employees.

      Consistent with the various agreements supporting the July 1994 recapitalization, in 1997 employees represented by the Air Line Pilots' Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") ratified mid-term wage adjustments providing for 5% increases in wage rates in July 1997 and 1998. Further, the agreement with ALPA calls for a corresponding 5% increase in both 1997 and 1998 to "book rates" (book rates are used to compute certain other employee benefits), and the agreement with the IAM provided for lump sum payments for all IAM employees and increases in hourly license premium and skill pay for mechanics. These agreements also provide for restoration of wage rates for the two groups in the year 2000 to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots' defined contribution plan from its current rate of 1% to its pre-ESOP rate of 9% in the year 2000.

      Also during the year, the Company announced the details of the mid-term wage adjustments for United States salaried and management employees. Salaried employees received a 5% increase in July 1997, as well as a lump-sum payment, and will receive an additional 5% increase in July
1998.  Management employees received a 4% increase in July
1997, and will receive an additional 4% increase in July
1998. Also, management employees not participating in the Company's Incentive Compensation Plan will participate in a three-year profit-sharing plan that could pay an additional amount in 1999 and 2000, if the Company meets specific pre-tax earnings objectives in 1998 and 1999, respectively.
These employees already received the maximum annual profit sharing payout, 3.75% of annual wages, in February 1998, based on 1997's financial performance.

      On October 1, 1997, the Association of Flight Attendants ("AFA") ratified a new contract which will remain in effect through March 1, 2006. Included in the contract was a lump sum payment of 7% in December 1997 and future lump sum payments of 4% in December 1998 and 1999 and 5% in 2001, 2003 and 2005; as well as minimum 2% wage increases in 2000, 2002 and 2004. Additionally, the contract includes a series of arbitrations beginning in 2001 which can award additional compensation increases, subject to meeting Vision 2000 goals as discussed below. The agreement also provides for benefits and work rule changes and a number of service quality and productivity enhancements designed to help the Company achieve its customer satisfaction objectives.

      The wage, benefit and work-rule adjustments outlined above are consistent with the Company's objective, known as Vision 2000, to put employee compensation on a competitive level with peer group compensation at the conclusion of the agreements outlined above. The ultimate cost to the Company of Vision 2000, particularly given that peer group compensation is subject to change between now and the conclusion of the agreements, is not determinable. However, as a result of these changes, the Company expects that its annual Salaries and related costs will increase at a faster rate than its major competitors from now through the year 2000.

Foreign Operations -
      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include aircraft leases, commissions, catering, personnel costs, reservation and ticket office services, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency may have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency.

      By carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world and by selling its services in each local currency, United attempts to mitigate its exposure to fluctuations in any single foreign currency. The Company's biggest net exposures are typically for Japanese yen, Hong Kong dollars and Australian dollars. During 1997, yen-denominated operating revenue net of yen-denominated operating expense was approximately 62 billion yen (approximately $541 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,692 million Hong Kong dollars (approximately $219 million) and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 218 million Australian dollars (approximately $161 million). United hedges some of the risk of exchange rate volatility on its anticipated future net yen and net Hong Kong dollar cash flows by purchasing put options for each respective currency. To reduce some of the costs of this hedging program, the Company also sells call options in each currency from time to time. United attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars and by entering into currency forward or exchange contracts. The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 1997, are summarized in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

      In January 1998, the governments of Japan and the United States announced details of a new four-year aviation agreement which liberalizes the aviation market between the U.S. and Japan. Under the accord, United has been designated an "incumbent carrier" and as such, will be permitted to offer service between any points in the U.S. and any points in Japan and will also be entitled to fly beyond Japan to other points in Asia without restriction. Further, United will be able to code-share flights with Japanese, third country or other U.S. airlines if it chooses. While these rights give more flexibility to the Company than it had under the previous U.S.-Japan aviation agreement, many of United's competitors also received benefits in the form of greater access to the U.S.-Japan market. Further, access to Tokyo's Narita airport is constrained by current capacity limitations on takeoff and landing slots. Thus, while supportive of the new agreement, the Company is unable to predict what overall effect, if any, the new agreement will have on its future financial results as long as the current capacity limitations at Narita are in existence. However, upon completion of a second runway at Narita, the Company expects the current capacity limitations to be relaxed and believes it will be able to realize significant financial benefits as a result of the flexibility received under the new U.S.-Japan aviation agreement.*


Deferred Tax Assets -
      United's consolidated balance sheet at December 31, 1997 includes a net deferred tax asset of $162 million, compared to $350 million at December 31, 1996. The net deferred tax asset is composed of approximately $2.240 billion of deferred tax assets and $2.078 billion of deferred tax liabilities. The deferred tax assets include, among other things, $918 million related to obligations for postretirement and other employee benefits, $398 million related to gains on sales and leasebacks, $382 million related to rent expense and $137 million related to alternative minimum tax ("AMT") credit carryforwards.
Management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1997.*

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

Year 2000 Compliance -
     Over the next two years, most large companies will face a potentially serious business problem because many software applications and computer equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause computers to either shut down or provide incorrect data. United began taking measures to address this problem in late 1995 and has created a Year 2000 Project office, headed by a senior officer of the Company, to manage and coordinate the Company's efforts to identify and fix critical date-sensitive systems. The scope of the Company's efforts is divided into two major phases, review of internally used software as well as review of other potential operational impacts and relationships with key business partners. The status of the Company's efforts in each of these areas is as follows:

     The Company has completed its assessment of over 40,000 mainframe based and network based programs used internally in connection with key business applications, and has estimated that it will cost approximately $15 million to modify these programs to make them Year 2000 compliant. Through December 31, 1997, $4 million has been spent and recognized as expense in the Company's results of operations. The Company's plan is to have all applications not compliant as of December 31, 1997 modified and tested by December 31, 1998.

     United has not yet completed its assessment of the impact of Year 2000 on operational systems such as aircraft avionics, flight simulators and airport operations as well as relationships with key business partners, including the FAA, other governmental agencies and suppliers. This assessment involves a five stage process: Identification, Assessment of Impacts, Development of Remediation Approach, Prioritization of Efforts, and Testing and Implementation of Remediation Approach. The Company will carry out this task through a company-wide effort, assisted by consultants, to address internal issues, and jointly with industry trade groups, to address issues related to key business partners which are common to other air carriers. The Company has not completed the development of the remediation approach for all affected areas. As a result, the Company cannot estimate what the total cost will be to implement remediation efforts for all critical operational systems but it is possible that such costs will be material. The Company expects to complete the assessment and development stages of this plan by September 1998, at which time it expects to be able to make a reasonable cost estimate. Implementation of all remediation efforts is scheduled to be completed by March 31, 1999.

     The Company has started an ongoing program to review the status of key supplier Year 2000 compliance efforts. While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key business partner compliance to some extent. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs and uncertainties that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Environmental and Legal Contingencies -
      United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Such accruals have not been material.
Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.*

      United has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect United's financial condition, operating results or liquidity.*

New Accounting Pronouncements -
      The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements; SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in financial statements; and SFAS No.
132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits" which revises disclosure requirements for pension and other postretirement benefit plans. Each of these statements are effective for fiscal years beginning after December 15, 1997, and are not expected to have a material impact on the Company's financial position or results of operations.

Outlook for 1998 -
      The recent economic downturn in Asia, where currency devaluations and debt crises have negatively affected growth through most of the region and pushed some countries into recession, has caused a fall-off in Pacific revenue passenger miles through the first two months of the year.
As a result, the Company expects full-year system revenues to be lower than originally planned when it released 1998 revenue and cost guidance last December. In keeping with the Company's contingency planning, United is taking steps to respond to and offset the effects on profits from the weakness of the Asian market. These measures include the re-allocation of capacity and the revision of discretionary spending plans. Furthermore, some costs, such as fuel, are expected to be below earlier estimates, resulting in lower than previously anticipated full-year expenses.

      All factors considered, the Company anticipates continued strong performance in 1998. Real Gross Domestic
Product in the U.S. is assumed to continue to grow moderately at a rate of about 2.5% and the system capacity of U.S. airlines is expected to grow at around 3% in 1998, approximately the same as its 1997 growth rate. United's available seat miles are expected to increase 2.5%, with 3.5% growth domestically and 1.5% growth internationally.
Revenue per available seat mile is forecast to be up approximately 1%. Costs per available seat mile excluding
ESOP charges are expected to increase approximately 1%.

      For the first quarter, United expects total system revenue per available seat mile to decrease by 3.5% versus the same period last year, on 2.5% higher capacity. Costs per available seat mile excluding ESOP charges are expected to decrease approximately 3% over the first quarter of 1997. The Company's outlook is consistent with the current First Call consensus earnings estimate of $1.55 per fully distributed share for the first quarter.

      The information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*), is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, unit revenues, fully distributed unit costs and fully distributed earnings per share include the airline pricing environment, industry capacity decisions, willingness of customers to travel, the success of the Company's cost control efforts, fuel cost, costs of safety and security measures, actions of the U.S., foreign and local governments, the effect of the U.S. excise tax on travel, foreign currency exchange rate fluctuations, the Asian economic environment and travel patterns, the economic environment of the airline industry, the general economic environment and other factors discussed herein. With respect to the forward-looking statement set forth in the "Environmental and Legal Contingencies" section, some of the factors that could affect the ultimate disposition of these contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.




Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk
--------------------------------------------------------

     Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. United does not use derivative financial instruments in its investments portfolio. United's policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of the borrowings are denominated in foreign currencies which exposes the Company to risks associated with changes in foreign exchange rates. In addition, the Company has placed foreign currency deposits (primarily for Japanese yen, French francs and German marks) to meet foreign currency lease obligations designated in the respective currencies. The unrealized mark-to-market gains or losses on the foreign currency obligations are offset by the losses or gains on the foreign currency deposits.

(In millions)                       Expected Maturity Dates
                                                                              Fair
                          1998  1999  2000  2001  2002  Thereafter  Total     Value
                          ----  ----  ----  ----  ----  ----------  -----     -----
ASSETS
Cash equivalents
 Fixed rate              $ 268 $  -  $  -  $  -  $  -     $   -    $  268    $  268
  Avg. interest rate      6.00%   -     -     -     -         -      6.00%

Short term investments
 Fixed rate              $ 419 $  -  $  -  $  -  $  -     $   -    $  419    $  419
  Avg. interest rate      5.87%   -     -     -     -         -      5.87%
 Variable rate           $  90 $  -  $  -  $  -  $  -     $   -    $   90    $   90
  Avg. interest rate      5.90%   -     -     -     -         -      5.90%

Foreign currency deposits
 Fixed rate-yen deposits $  -  $  -  $  -  $  -  $  -     $  254   $  254    $  281
  Avg. interest rate        -     -     -     -     -       3.23%    3.23%
 Fixed rate-FF deposits  $  -  $  -  $  -  $  -  $  -     $    4   $    4    $    4
  Avg. interest rate        -     -     -     -     -       5.82%    5.82%
 Fixed rate-DM deposits  $   2 $   2 $   2 $   2 $   2    $   50   $   60    $   60
  Avg. interest rate      6.86% 6.86% 6.86% 6.86% 6.86%     6.86%    6.86%

LONG TERM DEBT
U.S. Dollar denominated
 Fixed rate debt         $  22 $  24 $  25 $  27 $  30    $1,373   $1,501    $1,725
  Avg interest rate       8.54% 8.54% 8.49% 8.45% 8.45%     8.92%    8.88%
 Variable rate debt      $ 189 $  18 $  18 $  18 $ 533    $   25   $  802    $  802
  Avg interest rate       6.42% 6.19% 6.19% 6.20% 6.15%     6.75%    6.23%

Japanese Yen denominated
  Fixed rate debt        $   8 $   9 $   9 $  -  $  -     $   -    $   26    $   27
   Avg interest rate      7.90% 7.90% 7.90%   -     -         -      7.90%

     Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and currency options (purchasing put options or selling call options) to hedge exposure to the Japanese yen and Hong Kong dollar. The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable. United does not use currency forwards or currency options for trading purposes.

(In millions, except             Notional       Average      Estimated
average contract rates)           Amount     Contract Rate   Fair Value
                                  ------     -------------   ----------
Forward exchange contracts
 Japanese Yen                    $   122         97.53         $ (29)

Currency options
 Japanese Yen - Put options      $   200        120.35         $  14
              - Call options     $   132        112.42         $  (1)
 Hong Kong Dollar - Put options  $    44          8.11         $   -
                  - Call options $    46          7.88         $  (1)

     Price Risk (Aircraft Fuel) - At December 31, 1997, the
Company had contracted to purchase approximately 6% of the Company's 1998 fuel requirements at an average fixed price of $0.52 per gallon. To hedge a portion of the remaining risk associated with changes in the price of aircraft fuel, United has entered into certain fuel option contracts. The option contracts, which involve either purchasing call options and simultaneously selling put options (collar strategy) or purchasing call options, are designed to provide protection against sharp increases in the price of aircraft fuel. In addition, to a limited extent United trades short-term heating oil futures and option contracts, which are immaterial.

(In millions, except                    Notional       Average      Estimated
average contract rates)                  Amount     Contract Rate   Fair Value
                                         ------     -------------   ----------
Purchased call contracts - Crude oil     $  458       $19.95/bbl      $  10
                         - Heating oil   $  206       $ 0.54/gal      $   3
Sold put contracts - Crude oil           $  403       $19.24/bbl      $ (28)
                   - Heating oil         $  200       $ 0.53/gal      $ (13)


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------




          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors,
United Air Lines, Inc.:

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholder's equity for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule referenced in Item 14(a)2 herein is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/  Arthur Andersen LLP
                                         ARTHUR ANDERSEN LLP


Chicago, Illinois
February 26, 1998



       United Air Lines, Inc. and Subsidiary Companies
            Statements of Consolidated Operations
                        (In Millions)


                                  Year Ended December 31
                                   1997    1996    1995
                                   ----    ----    ----
Operating revenues:
    Passenger                    $15,342 $14,465 $13,227
    Cargo                            892     773     757
    Other operating revenues       1,101   1,079     911
                                  ------  ------  ------
                                  17,335  16,317  14,895
                                  ------  ------  ------
Operating expenses:
    Salaries and related costs     5,019   4,720   4,527
    ESOP compensation expense        987     685     504
    Aircraft fuel                  2,061   2,082   1,680
    Commissions                    1,508   1,466   1,471
    Purchased services             1,285   1,187   1,062
    Aircraft rent                    942     952   1,009
    Landing fees and other rent      879     851     810
    Depreciation and amortization    724     759     707
    Aircraft maintenance             603     449     407
    Other operating expenses       2,101   2,036   1,869
                                  ------  ------  ------
                                  16,109  15,187  14,046
                                  ------  ------  ------
Earnings from operations           1,226   1,130     849
                                  ------  ------  ------
Other income (expense):
    Interest expense                (290)   (290)   (359)
    Interest capitalized             104      77      42
    Interest income                   51      44      85
    Equity in earnings of affiliates  66      64      48
    Gain on sale of partnership
     interest                        275       -       -
    Gain on sale of affiliate's
     stock                           103       -       -
    Miscellaneous, net               (47)    (55)    (57)
                                  ------  ------  ------
                                     262    (160)   (241)
                                  ------  ------  ------
Earnings before income taxes
 and extraordinary item            1,488     970     608
Provision for income taxes           547     369     237
                                  ------  ------  ------
Earnings before extraordinary item   941     601     371
Extraordinary loss on early
 extinguishment of debt,
 net of tax                           (9)    (67)    (30)
                                  ------  ------  ------
Net earnings                     $   932 $   534 $   341
                                  ======  ======  ======


See accompanying notes to consolidated financial statements.


       United Air Lines, Inc.and Subsidiary Companies
        Statements of Consolidated Financial Position
                        (In Millions)

                                            December 31
Assets                                    1997       1996
                                          ----       ----
Current assets:
   Cash and cash equivalents            $  268     $  203
   Short-term investments                  509        421
   Receivables, less allowance for
    doubtful accounts (1997 - $9;
    1996 - $24)                          1,049        951
   Related party receivables                 5          4
   Aircraft fuel, spare parts and
    supplies, less obsolescence
    allowance (1997 - $29; 1996 - $31)     355        369
   Deferred income taxes                   245        228
   Prepaid expenses and other              484        446
                                        ------     ------
                                         2,915      2,622
                                        ------     ------
Operating property and equipment:
  Owned -
      Flight equipment                  10,382      8,393
      Advances on flight equipment         972        943
      Other property and equipment       2,842      2,989
                                        ------     ------
                                        14,196     12,325
      Less - Accumulated depreciation
        and amortization                 5,116      5,380
                                        ------     ------
                                         9,080      6,945
                                        ------     ------
  Capital leases -
      Flight equipment                   2,221      1,775
      Other property and equipment          98        106
                                        ------     ------
                                         2,319      1,881
      Less - Accumulated amortization      625        583
                                        ------     ------
                                         1,694      1,298
                                        ------     ------
                                        10,774      8,243
                                        ------     ------
Other assets:
   Investments in affiliates               223        103
   Intangibles, less accumulated
    amortization (1997 - $250;
    1996 - $230)                           703        522
   Deferred income taxes                     -        122
   Related party receivables               406        374
   Aircraft lease deposits                 318        168
   Other                                   768        747
                                        ------     ------
                                         2,418      2,036
                                        ------     ------
                                       $16,107    $12,901
                                        ======     ======

See accompanying notes to consolidated financial statements.

       United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Financial Position
                        (In Millions)

                                            December 31
Liabilities and Stockholder's Equity      1997       1996
                                          ----       ----
Current liabilities:
   Long-term debt maturing within
    one year                            $  235     $  164
   Related party debt maturing
    within one year                         97         60
   Current obligations under capital
    leases                                 170        130
   Advance ticket sales                  1,267      1,189
   Accounts payable                      1,030        987
   Accrued salaries, wages and benefits    869        904
   Accrued aircraft rent                   805        776
   Other accrued liabilities               823        793
                                        ------     ------
                                         5,296      5,003
                                        ------     ------
Long-term debt                           2,081      1,633
                                        ------     ------
Long-term obligations under
 capital leases                          1,676      1,322
                                        ------     ------

Other liabilities and deferred credits:
   Deferred pension liability              364        178
   Postretirement benefit liability      1,361      1,290
   Deferred gains                        1,210      1,151
   Accrued aircraft rent                   368        352
   Deferred income taxes                    83          -
   Other                                   451        414
                                        ------     ------
                                         3,837      3,385
                                        ------     ------
Minority interest                            -         31
                                        ------     ------
Preferred stock committed to
 Supplemental ESOP                         514        165
                                        ------     ------
Stockholder's equity:
   Common stock at par, $5.00 par
    value; authorized 1,000 shares;
    outstanding 200 shares                   -          -
   Additional capital invested              29         15
   ESOP capital                          2,053      1,441
   Retained earnings                       805        121
   Unearned ESOP preferred stock          (177)      (202)
   Other                                    (7)       (13)
                                        ------     ------
                                         2,703      1,362
                                        ------     ------
Commitments and contingent
 liabilities  (Note 13)                 ------     ------

                                       $16,107    $12,901
                                        ======     ======


See accompanying notes to consolidated financial statements.

       United Air Lines, Inc. and Subsidiary Companies
            Statements of Consolidated Cash Flows
                        (In Millions)

                                        Year Ended December 31
                                        1997     1996     1995
                                        ----     ----     ----
Cash and cash equivalents at
 beginning of year                    $  203   $  142   $  444
                                       -----    -----    -----
Cash flows from operating activities:
 Net earnings                            932      534      341
 Adjustments to reconcile to net
  cash provided by operating activities -
  ESOP compensation expense              987      685      504
  Extraordinary loss on debt
   extinguishment, net of tax              9       67       30
  Gain on sale of partnership interest  (275)       -        -
  Gain on sale of affiliate's stock     (103)       -        -
  Pension funding less than
   (greater than) expense                 43     (279)    (275)
  Deferred postretirement benefit
   expense                               139      130      125
  Depreciation and amortization          724      759      707
  Provision for deferred income taxes    188       83      214
  Undistributed earnings of affiliates   (16)     (49)     (38)
  Increase in receivables               (232)      (4)     (60)
  Decrease (increase) in related
   party receivables                      (1)      (3)       1
  Decrease (increase) in other
   current assets                          2     (104)    (107)
  Increase in advance ticket sales        78       89       80
  Increase (decrease) in accrued
   income taxes                           11       25      (74)
  Increase in accounts payable
   and accrued liabilities                24      303       44
  Amortization of deferred gains         (64)     (63)     (79)
  Other, net                             116      224      174
                                       -----    -----    -----
                                       2,562    2,397    1,587
                                       -----    -----    -----
Cash flows from investing activities:
  Additions to property and equipment (2,812)  (1,537)  (1,111)
  Proceeds on disposition of
   property and equipment                 83       55      459
  Proceeds on disposition of
   partnership interest                  539        -        -
  Decrease (increase) in short-term
   investments                           (88)       4      432
  Decrease (increase) in loans
   to affiliates                         (32)     107      166
  Other, net                             (30)      16      (19)
                                       -----    -----    -----
                                      (2,340)  (1,355)     (73)
                                       -----    -----    -----
Cash flows from financing activities:
  Proceeds from issuance of
   long-term debt                        597        -        -
  Repayment of long-term debt           (284)    (777)    (838)
  Principal payments under
   capital leases                       (146)    (111)     (79)
  Dividend to parent company            (250)       -     (600)
  Decrease in short-term borrowings        -        -     (269)
  Aircraft lease deposits               (112)    (110)     (77)
  Other, net                              38       17       47
                                       -----    -----    -----
                                        (157)    (981)  (1,816)
                                       -----    -----    -----
Increase (decrease) in cash and cash
 equivalents during the year              65       61     (302)
                                       -----    -----    -----
Cash and cash equivalents at
 end of year                          $  268   $  203   $  142
                                       =====    =====    =====

See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
       Statements of Consolidated Stockholder's Equity
                        (In Millions)


                                                                      Unearned
                                      Additional           Retained     ESOP
                              Common   Capital     ESOP    Earnings   Preferred
                               Stock   Invested   Capital  (Deficit)    Stock     Other   Total
                              ------   --------   -------  ---------    -----     -----   -----
Balance at December 31, 1994  $   -     $   -     $  266    $ (214)     $ (83)    $ (25) $  (56)
                               -----     -----     -----     -----       ----      ----   -----
Year ended December 31, 1995:
 Net earnings                     -         -         -        341         -         -      341
 Dividend to parent company       -        (60)       -       (540)        -         -     (600)
 Unearned compensation and
  amortization from issuance
  of ESOP preferred stock         -         -        604        -       (100)        -      504
 Unearned compensation and
  amortization of parent company
  restricted stock plan           -         26        -         -         -         (18)      8
 Pension liability adjustment     -         -         -         -         -         (60)    (60)
 Other                            -         34       (48)       -          8          7       1
                               -----     -----     -----     -----      ----       ----   -----
Balance at December 31, 1995      -         -        822      (413)     (175)       (96)    138
                               -----     -----     -----     -----      ----       ----   -----
Year ended December 31, 1996:
 Net earnings                     -         -         -        534        -          -      534
 Unearned compensation and
  amortization from issuance
  of ESOP preferred stock         -         -        735        -        (50)        -      685
 Unearned compensation and
  amortization of parent company
  restricted stock plan           -         -         -         -         -          10      10
 Pension liability adjustment     -         -         -         -         -          75      75
 Other                            -         15      (116)       -         23         (2)    (80)
                               -----     -----     -----     -----      ----       ----   -----
Balance at December 31, 1996      -         15     1,441       121      (202)       (13)  1,362
                               -----     -----     -----     -----      ----       ----   -----
Year ended December 31, 1997:
 Net earnings                     -         -         -        932        -          -      932
 Dividend to parent company       -         -         -       (250)       -          -     (250)
 Unearned compensation and
  amortization from issuance
  of ESOP preferred stock         -         -        993        -         (6)        -      987
 Unearned compensation and
  amortization of parent company
  restricted stock plan           -         -         -         -         -           6       6
 Other                            -         14      (381)        2        31         -     (334)
                               -----     -----     -----     -----      ----       ----   -----
Balance at December 31, 1997  $   -     $   29    $2,053    $  805     $(177)     $  (7) $2,703
                               =====     =====     =====     =====      ====       ====   =====


See accompanying notes to consolidated financial statements.


         Notes to Consolidated Financial Statements
         ------------------------------------------

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

     (a)  Basis of Presentation - United Air Lines, Inc.
("United") is a wholly-owned subsidiary of UAL Corporation
("UAL"). The consolidated financial statements include the accounts of United and all of its majority-owned affiliates
(collectively "the Company"). All significant intercompany transactions are eliminated. Investments in affiliates are carried on the equity basis. Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.

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

     (d)  Cash and Cash Equivalents and Short-term Investments
- Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

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

     At December 31, 1997 and 1996, $440 million and $418 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $287 million and $232 million, respectively, were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities. The proceeds from sales of available-for-sale securities are included in interest income for each respective year.


     (e)  Derivative Financial Instruments -
     Foreign Currency - From time to time, United enters into Japanese yen forward exchange contracts to minimize gains and losses on the revaluation of short-term yen-denominated liabilities. The yen forwards typically have a 30-day maturity and are marked to fair value at the end of each accounting period. The unrealized mark-to-market gains and losses generally offset the losses and gains recorded on the liabilities.

     United has also entered into forwards and swaps to reduce exposure to currency fluctuations on yen-denominated capital lease obligations. The forwards' and swaps' cash flows mirror those of the capital leases. The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

     Finally, the Company hedges some of the risks of exchange rate volatility on its anticipated future net yen and net Hong Kong dollar cash flows by purchasing put options for each respective currency with little or no intrinsic value. The amount and duration of these options are synchronized with specific expected inflows, and thus, the put options have been designated as a hedge. The Company also sells call options in each of these currencies from time to time. The premiums on purchased option contracts are amortized over the lives of the contracts. Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue, and unrealized losses on written call options are recorded in "Miscellaneous, net" at the end of each accounting period.

     Interest Rates - United may from time to time enter into swaps to reduce exposure to interest rate fluctuations in connection with certain debt, capital leases and operating leases. The swaps' cash flows mirror those of the underlying exposures. The premiums on the swaps, as measured at inception, are amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these swaps are deferred and recognized in income over the remaining life of the underlying exposure.

     Aircraft Fuel - United uses a collar option strategy to hedge a portion of its price risk related to future aircraft fuel purchases. The collars, which have been designated as a hedge, involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Premiums on fuel collar option contracts are deferred and amortized over the life of the contract. Gains or losses recognized upon contract expiration are recorded as a component of aircraft fuel expense. In addition, to a limited extent, United trades short-term heating oil futures and options contracts. Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration. Both gains and losses are recorded as a component of aircraft fuel expense.

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

     (k) Advertising Costs - Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expense was $190 million, $184 million and $194 million in 1997, 1996 and 1995, respectively.

(2)  Employee Stock Ownership Plans and Recapitalization
--------------------------------------------------------

     On July 12, 1994, the stockholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization.

     The ESOPs cover employees represented by the Air Line Pilots' Association, International, the International Association of Machinists and Aerospace Workers and U.S. management and salaried employees. The ESOPs include a "Leveraged ESOP", a "Non-Leveraged ESOP" and a "Supplemental ESOP." Both the Leveraged ESOP and the Non-Leveraged ESOP are tax qualified plans while the Supplemental ESOP is not a tax qualified plan. The purpose of having the three ESOPs is to deliver the agreed-upon shares to employees in a manner which utilizes the tax incentives available to tax qualified ESOPs to the greatest degree possible. Accordingly, shares are delivered to employees primarily through the Leveraged ESOP, secondly, through the Non-Leveraged ESOP, and lastly, through the Supplemental ESOP.

     The equity interests are being delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests are being delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock"). The Class 1 ESOP Preferred Stock is being delivered to an ESOP trust in seven separate sales through January 1, 2000 under the Leveraged ESOP, four of which have already taken place. Based on Internal Revenue Code Limitations, shares of the
Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP, annually through the year 2000.

     The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). For the Leveraged ESOP, as shares of Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and records a corresponding charge to unearned ESOP preferred stock. Shares are committed to be released to employees on a pro rata basis through April 12, 2000. ESOP compensation expense is recorded for the average market value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares. Any difference between the market value of the shares and the cost of the shares is charged or credited to additional capital invested. For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as additional capital invested as the shares are committed to be contributed, with the offsetting entry to ESOP compensation expense. The ESOP compensation expense is based on the average fair value of the shares committed to be contributed in accordance with the SOP. The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees."

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

     ESOP compensation expense was $987 million, $685 million and $504 million in 1997, 1996 and 1995, respectively. During 1997, 2,345,745 shares of Class 1 ESOP Preferred Stock, 190,307 shares of Class 2 ESOP Preferred Stock and 2,534,687 shares of Voting Preferred Stock were allocated to employee accounts, and another 537,917 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 1996. Another 48,982 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees. At December 31, 1997, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 2,087,535 shares of Class 1 ESOP Preferred Stock committed to be released and 888,386 shares held in suspense by the ESOP as of December 31, 1997. For the Class 2 ESOP Preferred Stock, 986,438 shares were committed to be contributed to employees at December 31, 1997. The market value of the unearned ESOP shares recorded on the balance sheet at December 31, 1997 and 1996 was $344 million and $309 million, respectively.

     For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The estimated market value of such shares at December 31, 1997 and 1996 was $679 million and $206 million, respectively.

(3)  Other Income (Expense) - Miscellaneous
-------------------------------------------

     Other income (expense) - "miscellaneous, net" consisted of the following:

(In Millions)                      1997      1996      1995
                                   ----      ----      ----
Foreign exchange gains (losses)   $ (19)    $  (8)    $ (20)
Minority interests                  (15)      (21)      (23)
Travel agency litigation
 settlement                           -       (20)        -
Other                               (13)       (6)      (14)
                                   ----      ----      ----
                                  $ (47)    $ (55)    $ (57)
                                   ====      ====      ====

(4)  Affiliates
---------------

     United owns 32% of Galileo International, Inc. ("Galileo") through a wholly-owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. Included in the Company's retained earnings is approximately $161 million of undistributed earnings of Galileo and its predecessor companies. The market value of United's investment in Galileo at December 31, 1997 was $924 million.

     In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS"), a 77% owned affiliate whose accounts were consolidated, to Galileo for $539 million in cash. See Other Information, "Sale of Affiliate" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further details on the transaction.

     Under operating agreements with Galileo, United purchases computer reservations services from Galileo and provides marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $159 million in 1997, $249 million in 1996 and $238 million in 1995. The cost to United of services purchased from Galileo amounted to approximately $134 million in 1997, $114 million in 1996 and $104 million in 1995. In connection with the sale of ATS, United entered into an additional services agreement with Galileo under which the Company will provide certain marketing and other services designed to increase the competitiveness of Galileo's business and to generate additional bookings and revenues for Galileo. Under this agreement, United could receive up to $154 million (on a present value basis) in the sixth year following the sale, based on specified improvements in air booking revenues over a five-year period.

     Prior to the sale to Galileo, ATS contributed the following amounts to the Company's consolidated results, net of intercompany eliminations and minority interests:

(In Millions)                Year Ended December 31,
                       1997           1996           1995
                       ----           ----           ----
Operating revenues    $ 147          $ 239          $ 237
Operating income      $  63          $  86          $  90
Earnings before
 income taxes         $  50          $  70          $  76

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

     In 1997, the regular tax liability of the Company exceeded the alternative minimum tax ("AMT") liability resulting in a utilization of AMT credits. The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. However, if the regular tax liability exceeds the AMT liability and AMT credits are available, the AMT credits are used to reduce the net tax liability to the amount of the AMT liability. During 1997, United utilized $92 million of AMT credits.


     The provision for income taxes is summarized as follows:

(In Millions)            1997     1996     1995
                         ----     ----     ----
Current -
  Federal               $ 305    $ 267    $  20
  State                    54       19        3
                         ----     ----     ----
                          359      286       23
                         ----     ----     ----
Deferred -
  Federal                 172       60      191
  State                    16       23       23
                         ----     ----     ----
                          188       83      214
                         ----     ----     ----
                        $ 547    $ 369    $ 237
                         ====     ====     ====

     The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)                   1997     1996     1995
                                ----     ----     ----
Income tax provision at
 statutory rate                $ 521    $ 339    $ 213
State income taxes, net of
 federal income tax benefit       46       28       17
Nondeductible employee meals      26       25       23
Foreign tax credits               (2)      (2)      (2)
Other, net                       (44)     (21)     (14)
                                ----     ----     ----
                               $ 547    $ 369    $ 237
                                ====     ====     ====

     Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1997 and 1996 are as follows:

(In Millions)                     1997                        1996
                                  ----                        ----
                       Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                          Assets      Liabilities     Assets      Liabilities
                          ------      -----------     ------      -----------
Employee benefits,
 including postretirement
 medical and ESOP        $  918         $  156        $  643         $   93
Depreciation, capitalized
 interest and transfers
 of tax benefits              -          1,451             -          1,156
Gains on sale and
 leasebacks                 398              -           428              -
Rent expense                382              -           351              -
AMT credit carryforwards    137              -           229              -
Other                       405            471           266            318
                          -----          -----         -----          -----
                         $2,240         $2,078        $1,917         $1,567
                          =====          =====         =====          =====

     At December 31, 1997, United and its subsidiaries had $137 million of federal AMT credit carryforwards available for an indefinite period. Management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 1997.



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

     In addition, United has a separate short-term borrowing facility with a maximum available borrowing amount of $227 million which expires in October 1998.

(7)  Long-Term Debt
-------------------

     A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 1997):

(In Millions)                          1997      1996
                                       ----      ----
Secured notes, 6.13% to 8.90%,
 averaging 7.16%, due through 2014  $ 1,284    $  806
Debentures, 9.00% to 11.21%,
 averaging 9.97%, due through 2021      785       936
Promissory notes, 6.33% to 11.00%,
 averaging 6.51%, due through 2000       70        64
Special facility bonds, 5.625%,
 due 2034                               190         -
                                      -----     -----
                                      2,329     1,806
                                      -----     -----
Less:  Unamortized discount on debt     (13)       (9)
       Current maturities              (235)     (164)
                                      -----     -----
                                    $ 2,081   $ 1,633
                                      =====     =====

     In addition to scheduled principal payments, in 1997 and 1996 the Company repaid $84 million and $144 million, respectively, in principal amount of secured notes and $51 million and $483 million, respectively, in principal amount of debentures prior to maturity. These obligations were scheduled to mature at various times from 2000 through 2021. Extraordinary losses of $9 million and $67 million, respectively, net of tax benefits of $5 million and $40 million, respectively, were recorded, reflecting amounts paid in excess of the debt carrying value.

     During 1997, United issued $674 million in enhanced pass through certificates to refinance certain owned aircraft and aircraft under operating leases. Net proceeds after refinancing the operating leases was $597 million.

     Also in 1997, the California Statewide Communities Development Authority (the "Authority") issued $190 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at the Los Angeles International Airport ("LAX") which United guarantees payment of under a payment agreement with the Authority. The bond proceeds are restricted to expenditures on the LAX facilities and unspent amounts are classified as other assets in the balance sheet.

     At December 31, 1997, United had outstanding a total of $733 million of long-term debt bearing interest rates at 22 to 90 basis points over LIBOR.

     Maturities of long-term debt for each of the four years after 1998 are: 1999 - $50; 2000 - $52 million; 2001 - $45 million; and 2002 - $562 million. Various assets, principally aircraft, having an aggregate book value of $1.451 billion at December 31, 1997, were pledged as security under various loan agreements.

(8)  Lease Obligations
----------------------

     The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

     Future minimum lease payments as of December 31, 1997, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)                      Operating Leases        Capital
                                Aircraft    Non-aircraft    Leases
                                --------    ------------    ------
Payable during -
   1998                         $   926      $   473       $   287
   1999                             916          458           262
   2000                             932          447           241
   2001                             919          441           313
   2002                             911          429           277
   After 2002                    12,356        7,104         1,320
                                 ------       ------        ------
Total minimum leases payments   $16,960      $ 9,352       $ 2,700
                                 ======       ======
Imputed interest (at rates of
 5.3% to 12.2%)                                               (854)
                                                            ------
Present value of minimum lease payments                      1,846
Current portion                                               (170)
                                                            ------
Long-term obligations under capital leases                 $ 1,676
                                                            ======

     As of December 31, 1997, United leased 304 aircraft, 62 of which were under capital leases. These leases have terms of 4 to 26 years, and expiration dates range from 1998 through 2020.

     In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 1997 an aggregate 33 billion yen ($254 million), 107 million German marks ($60 million) and 27 million French francs ($4 million) in certain banks and had pledged an irrevocable security interest in such deposits to the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

     Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.453 billion in 1997, $1.450 billion in 1996 and $1.469 billion in 1995. Included in 1997 rental expense was $16 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(9)  Related Party Transactions
-------------------------------

     Air Wis Services, Inc., a wholly-owned subsidiary of UAL, owns Air Wisconsin, Inc. At December 31, 1997 and 1996, United had outstanding loans from Air Wisconsin, Inc. in the amount of $97 milllion and $60 million, respectively. The loans bear interest at market rates.

     At December 31, 1997 and 1996, United had accounts receivable from UAL of $205 million and $378 million, respectively.

     Certain officers and key employees of United participate in UAL stock award plans. As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to utilize the cashless exercise features of stock options. Under a cashless exercise, UAL withholds, at the election of the optionee, from shares that would otherwise be issued upon exercise, that number of shares having a fair market value equal to the exercise price and/or related income taxes. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged to earnings currently. The expense recorded for such eligible options was $14 million for 1997, $15 million in 1996 and $27 million in 1995.

     Stock options which were outstanding at the time of the recapitalization are exercisable for shares of old common stock, each of which is in turn converted into two shares of new common stock and $84.81 in cash upon exercise. Subsequent to the recapitalization, UAL granted stock options which are exercisable for shares of new common stock.

     UAL has also awarded shares of restricted UAL stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. During 1995, 892,852 shares of restricted stock were issued from treasury. No shares were issued in 1996 and 5,000 shares were issued in 1997. As of December 31, 1997, 434,220 shares were restricted and still nonvested. Additionally, 309,120 shares were reserved for future awards under the plan. In 1997, 1996 and 1995, 25,120, 70,488 and
43,000 shares, respectively, were forfeited and returned to treasury stock.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock options. The Company has elected to continue using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Had compensation cost for awards been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have instead been reported as the pro forma amounts indicated below:

                                  1997    1996    1995
                                  ----    ----    ----
Net income        As reported    $ 932   $ 534   $ 341
(millions)        Pro forma      $ 927   $ 532   $ 342

     The weighted-average grant date fair value of restricted shares issued was $87.44 and $28.88 for shares issued in 1997 and 1995, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                             1997     1996     1995
                             ----     ----     ----
Risk-free interest rate      6.4%     6.4%     6.0%
Dividend yield               0.0%     0.0%     0.0%
Volatility                  32.0%    32.0%    30.0%
Expected life (years)        4.0      4.0      4.0

(10)  Retirement Plans
----------------------

     The Company has various retirement plans which cover substantially all employees. Defined benefit plans covering certain employees (primarily union ground employees) provide a stated benefit for specified periods of service, while defined benefit plans for other employees provide benefits based on employees' years of service and average compensation for a specified period before retirement. The Company's goal is to fully fund the estimated present value of its accumulated benefit obligation under the plans. The Company also provides several defined contribution plans which cover substantially all U.S. employees who have completed one year of service.
For certain groups of employees (primarily pilots, salaried employees hired after February 1, 1994 and employees of Mileage Plus, Inc.), the Company contributes an annual amount on behalf of each participant, calculated as a percentage of the participants' earnings or a percentage of the participants' contributions.

     The following table sets forth the defined benefit plans' funded status and amounts recognized in the statements of financial position as of December 31:

(In Millions)                          1997                         1996
                                       ----                         ----
                           Assets Exceed  Accumulated   Assets Exceed  Accumulated
                            Accumulated    Benefits      Accumulated    Benefits
                             Benefits    Exceed Assets    Benefits    Exceed Assets
                             --------    -------------    --------    -------------
Actuarial present value of
 accumulated benefit
 obligation                  $ (5,263)     $ (1,273)      $ (5,344)     $   (235)
Actuarial present value of
 projected benefit
 obligation                  $ (5,792)     $ (1,481)      $ (5,812)     $   (335)
Plan assets at fair value       5,950           908          5,850            60
                               ------        ------         ------        ------
Projected benefit obligation
 in excess of plan assets         158          (573)            38          (275)
Unrecognized net (gain) loss       22           (10)           138           (70)
Prior service cost not yet
 recognized in net periodic
 pension cost                     159           489            230           216
Remaining unrecognized
 net asset                         (1)           19            (16)           37
Adjustment required to
 recognize minimum liability        -          (289)             -           (86)
                               ------        ------         ------        ------
Pension asset (liability)
 recognized in the statement
 of consolidated financial
 position                     $   338       $  (364)       $   390       $  (178)
                               ======        ======         ======        ======
Actuarial assumptions:
 Weighted average discount rate        7.25%                        7.75%
 Rate of increase in compensation      3.85%                        3.15%

     Total pension expense for all retirement plans (including defined contribution plans) was $229 million in 1997, $252 million in 1996 and $193 million in 1995.

     Plan assets are invested primarily in governmental and corporate debt instruments and corporate equity securities.

     The net periodic pension cost of defined benefit plans included the following components:

(In Millions)                       1997     1996     1995
                                    ----     ----     ----
Service cost - benefits earned
 during the year                  $  232   $  237   $  173
Interest cost on projected
 benefit obligation                  477      440      396
Actual return on plan assets      (1,078)    (703)    (934)
Net amortization and deferral        585      268      545
                                   -----    -----    -----
Net periodic pension cost         $  216   $  242   $  180
                                   =====    =====    =====

Expected average long-term
 rate of return                     9.75%    9.75%    9.75%

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

     Information on the plans' funded status, on an aggregate basis at December 31, follows:

(In Millions)                           1997      1996
                                        ----      ----
Accumulated postretirement benefit
 obligation:
 Retirees                             $  606    $  498
 Other fully eligible participants       254       193
 Other active participants               846       648
                                       -----     -----
Total accumulated postretirement
 benefit obligation                    1,706     1,339
Unrecognized net gain (loss)            (183)      109
Fair value of plan assets               (107)     (103)
                                       -----     -----
Accrued postretirement benefit
 obligation                           $1,416    $1,345
                                       =====     =====

Discount rate                           7.25%     7.75%

     Net postretirement benefit costs included the following components:

(In Millions)                  1997     1996     1995
                               ----     ----     ----
Service cost - benefits
 attributed to service
 during the period            $  44    $  44    $  37
Amortization of unrecognized
 net gain                        (6)      (5)      (5)
Actual return on assets          (7)      (7)      (7)
Interest cost on benefit
 obligation                     107       98      100
                               ----     ----     ----
Net postretirement benefit
 costs                        $ 138    $ 130    $ 125
                               ====     ====     ====

     The assumed health care cost trend rates were 6.9% and 7.4% for 1997 and 1996, respectively, declining annually to a rate of 4.0% by the year 2001 and remaining level thereafter. These rates were driven by assumed health care cost trend rates for gross covered charges of 5.5% and 6.0% for 1997 and 1996, respectively, declining annually to a rate of 4.0% by the year 1999 and remaining level thereafter. The effect of a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1997 by $234 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1997 by $25 million.

     Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of postretirement and postemployment obligations, including discount rates, resulting in increases or decreases in United's liability and net periodic cost.

(12)  Financial Instruments and Risk Management
-----------------------------------------------

     See Other Information "Foreign Operations" in
Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and
Qualitative Disclosures About Market Risk ("Item 7A") for a discussion of the Company's foreign currency and fuel price risk management activities, and the fair value of all significant financial instruments.

Credit Exposures of Derivatives
     The Company's theoretical risk in the derivative financial instruments described in Item 7A is the cost of replacing the contracts at current market rates in the event of default by any of the counterparties. However, the Company does not anticipate such default as counterparties are selected based on credit ratings and the relative market positions with each counterparty are monitored. Furthermore, the risk of such default is mitigated by provisions in the contracts which require either party to post increasing amounts of collateral as the value of the contract moves against them, subject to certain thresholds, or through the use of mutual put options where contracts are terminated at certain predefined intervals. Counterparty credit risk is further minimized by settlements throughout the duration of the contract.

Financial Guarantees
     Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1997, $1.239 billion principal amount of such bonds was outstanding. As of December 31, 1997, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.221 billion of such bonds, including accrued interest. The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 8 "Lease Obligations".

     Transfers of the tax benefits of accelerated depreciation and investment tax credits associated with the acquisition of certain equipment have been made previously by United to various tax lessors through tax lease transactions. Proceeds from tax benefit transfers were recognized as income in the year the lease transactions were consummated. The subject equipment is being depreciated for book purposes. United has agreed to indemnify (guaranteed in some cases by UAL) the tax lessors against loss of such benefits in certain circumstances and has agreed to indemnify others for loss of tax benefits in limited circumstances for certain used aircraft purchased by United subject to previous tax lease transactions. Certain tax lessors have required that letters of credit be issued in their favor by financial institutions as security for United's indemnity obligations under the leases. The outstanding balance of such letters of credit totaled $35 million at December 31, 1997. At that date, United had granted mortgages on aircraft and engines having a total book value of $165 million as security for indemnity obligations under tax leases and letters of credit.

Concentrations of Credit Risk
     The Company does not believe it is subject to any significant concentration of credit risk. Most of the Company's receivables result from sales of tickets to individuals through geographically dispersed travel agents, company outlets or other airlines, often through the use of major credit cards. These receivables are short term, generally being settled shortly after the sale.

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

     At December 31, 1997, commitments for the purchase of property and equipment, principally aircraft, approximated $5.6 billion, after deducting advance payments. An estimated $2.6 billion will be spent in 1998, $1.6 billion in 1999, $0.6 billion in 2000 and $0.8 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above amounts do not include a recent order with Airbus Industrie for an additional 10 A319 and 20 A320 aircraft to be delivered through 2001. The aircraft included in this latest order are expected to be used to satisfy growth opportunities, and thus, the Company now expects its passenger fleet to grow by at least 30 aircraft by the year 2002.

     During the fourth quarter, The Boeing Company ("Boeing") notified United that production problems would delay aircraft scheduled to be delivered between fourth quarter 1997 and mid-1999. Specifically, deliveries on nine B747s, three B757s and four B767s scheduled for delivery from the fourth quarter of 1997 through mid-1999 will be delayed from one to two months. United expects to receive compensation from Boeing and also expects to make schedule adjustments and take other possible actions to offset the effects of the delays. As a result, the Company expects the impact of the announced delivery delays to be minimal.

     In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

     Approximately 61% of United's employees are represented by various labor organizations. In connection with the 1994 employee investment transaction, members of the Air Line Pilots' Association and the International Association of Machinists and Aerospace Workers entered into labor contracts with United which become amendable in 2000. In October 1997, the Association of Flight Attendants ("AFA") ratified a new contract, which will remain in effect through 2006. See Other Information, "Labor Agreements and Wage Adjustments" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details.

(14)  Foreign Operations
------------------------

     Operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries. Under generally accepted accounting principles, ("GAAP"), foreign operations are defined as operations that exist outside the U.S. United derives an insignificant amount of its operating revenues and operating income from such operations. However, the Company's results are significantly impacted by revenue produced from international flights between the U.S. and foreign destinations. Based on allocation guidelines provided by the U.S. Department of Transportation ("DOT"), which classifies flights between the U.S. and foreign destinations as part of each respective foreign entity, and thus, differs from the definition of foreign operations under GAAP, United reported the following results by geographic entity to the DOT for each of the last three years:

(In Millions)             1997                  1996                  1995
                          ----                  ----                  ----
                  Operating  Operating  Operating  Operating  Operating  Operating
 Entity            Revenue    Income     Revenue    Income     Revenue    Income
 ------            -------    ------     -------    ------     -------    ------
Domestic           $11,214    $  652     $10,717    $  738     $ 9,586    $  460
Pacific              3,552       267       3,438       288       3,336       348
Atlantic             1,745       238       1,412        86       1,287        10
Latin America          824        69         750        18         686        14
                    ------     -----      ------     -----      ------     -----
Total              $17,335    $1,226     $16,317    $1,130     $14,895    $  832
                    ======     =====      ======     =====      ======     =====

     Additionally, United has sizable intangible assets related to acquisitions of foreign route authorities. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could diminish the value of United's international route authority.



(15)  Statement of Consolidated Cash Flows - Supplemental
      Disclosures
      ---------------------------------------------------

     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)                     1997     1996     1995
                                  ----     ----     ----
Cash paid during the year for:
 Interest (net of amounts
  capitalized)                   $ 156    $ 222    $ 313
 Income taxes                      359      239        6

Non-cash transactions:
 Capital lease obligations
  incurred                         643      503      374
 Defeasance of capital lease
  obligations                       66        -        -
 Long-term debt incurred in
  connection with additions to
  equipment                        185       82       26
 Note receivables recorded in
  connection with the sale of
  equipment and leasehold
  improvements                     127        -        -
 Increase (decrease) in
  pension intangible               200     (191)       2

(16)  Selected Quarterly Financial Data (Unaudited)
---------------------------------------------------

(In Millions)               1st      2nd      3rd      4th
                          Quarter  Quarter  Quarter  Quarter   Year
                          -------  -------  -------  -------   ----
1997:
Operating revenues        $ 4,109  $ 4,372  $ 4,630  $ 4,224 $17,335
Earnings from operations      189      404      548       85   1,226
Earnings before
 extraordinary item           103      239      571       28     941
Extraordinary loss on early
 extinguishment of debt         -        -        -       (9)     (9)
Net earnings              $   103  $   239  $   571  $    19  $  932

1996:
Operating revenues        $ 3,723  $ 4,153  $ 4,477  $ 3,964  $16,317
Earnings from operations       64      400      613       53    1,130
Earnings before
 extraordinary item             6      226      348       21      601
Extraordinary loss on early
 extinguishment of debt       (29)     (30)      (7)      (1)     (67)
Net earnings (loss)       $   (23) $   196  $   341  $    20  $   534

     During the third quarter of 1997, United recognized a pre-tax gain of $275 million of the sale of its interest in the Apollo Travel Services Partnership (see Other Information, "Sale of Affiliate" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     2. Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

     All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits. The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by this reference.

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K have been filed during the fourth quarter of 1997.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1998.


                              UNITED AIR LINES, INC.


                              /s/ Gerald Greenwald
                              --------------------
                              By:  Gerald Greenwald
                                   Chairman of the Board and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of February, 1998 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Gerald Greenwald
--------------------------------
Gerald Greenwald
Chairman of the Board and Chief
Executive Officer and a Director
(principal executive officer)


/s/ Douglas A. Hacker
--------------------------------
Douglas A. Hacker
Senior Vice President and Chief
Financial Officer and a Director
(principal financial officer)


/s/ Frederic F. Brace
--------------------------------
Frederic F. Brace
Vice President - Finance
(principal accounting officer)


/s/ John A. Edwardson
--------------------------------
John A. Edwardson
Director


/s/ James E. Goodwin
--------------------------------
James E. Goodwin
Director


/s/ William P. Hobgood
--------------------------------
William P. Hobgood
Director


/s/ Stuart I. Oran
--------------------------------
Stuart I. Oran
Director


/s/ Andrew P. Studdert
--------------------------------
Andrew P. Studdert
Director




                       United Air Lines, Inc. and Subsidiary Companies

                       Schedule II - Valuation and Qualifying Accounts

                            For the Year Ended December 31, 1997


(In Millions)                Balance at  Additions Charged to             Balance at
                             Beginning    Costs and    Other                End of
     Description              of Year     Expenses   Accounts   Deduction    Year
     -----------              -------     --------   --------   ---------    ----
Reserve deducted from asset to
 which it applies:

 Allowance for
  doubtful accounts           $  24        $  17      $  -       $  321(1)   $  9
                                ===          ===       ===          ===       ===
 Obsolescence allowance -
 Flight equipment spare parts $  31        $  26      $  5       $  332(2)   $ 29
                                ===          ===       ===          ===       ===


(1) Includes deduction from reserve due to the sale of the Apollo Travel Services Partnership.

(2) Deduction from reserve for purpose for which reserve was created.


                                             F-1




                       United Air Lines, Inc. and Subsidiary Companies

                       Schedule II - Valuation and Qualifying Accounts

                            For the Year Ended December 31, 1996


(In Millions)                Balance at  Additions Charged to             Balance at
                             Beginning    Costs and    Other                End of
     Description              of Year     Expenses   Accounts   Deductions   Year
     -----------              -------     --------   --------   ----------   ----
Reserve deducted from asset to
 which it applies:

 Allowance for
  doubtful accounts            $  19       $  23      $  -       $  181(1)  $  24
                                 ===         ===       ===          ===       ===
 Obsolescence allowance -
 Flight equipment spare parts  $  38       $  14      $  2       $  231(1)  $  31
                                 ===         ===       ===          ===       ===

(1) Deduction from reserve for purpose for which reserve was created.


                                             F-2




                       United Air Lines, Inc. and Subsidiary Companies

                       Schedule II - Valuation and Qualifying Accounts

                            For the Year Ended December 31, 1995


(In Millions)                Balance at  Additions Charged to              Balance at
                             Beginning    Costs and    Other                 End of
     Description              of Year     Expenses   Accounts   Deductions    Year
     -----------              -------     --------   --------   ----------    ----
Reserve deducted from asset to
 which it applies:

 Allowance for
  doubtful accounts           $  22        $  20      $   -      $  231(1)   $  19
                                ===          ===        ===         ===        ===
 Obsolescence allowance -
 Flight equipment spare parts $  44        $  14      $   3      $  231(1)   $  38
                                ===          ===        ===         ===        ===

(1) Deduction from reserve for purpose for which reserve was created.



                                             F-3



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