Form 10-Q
period 1998-03-31
UNITED AIR LINES INC
filed 1998-05-12
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

                     Yes    X            No
                         -------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1998
                    -----                    --------------

          Common Stock ($5 par value)             200

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
               For the Quarter Ended March 31, 1998
               ------------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                               Page No.
------   ---------------------                               -------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated          3
                  Financial Position - as of March 31, 1998
                  (Unaudited) and December 31, 1997

                  Statements of Consolidated Operations         4
                  (Unaudited) - for the three months
                  ended March 31, 1998

                  Condensed Statements of Consolidated          6
                  Cash Flows (Unaudited) - for the three
                  months ended March 31, 1998

                  Notes to Consolidated Financial               7
                  Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis          10
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures      13
                  About Market Risk


PART II.  OTHER INFORMATION
-------   -----------------

         Item 6.  Exhibits and Reports on Form 8-K              14

Signatures                                                      15
----------

Exhibit Index                                                   16
-------------

               PART I.   FINANCIAL INFORMATION
               ------    ---------------------

Item 1.   Financial Statements

       United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)

                                       March 31,
                                         1998        December 31,
Assets                               (Unaudited)         1997
------                               -----------     ------------
Current assets:
   Cash and cash equivalents          $    193        $    268
   Short-term investments                  461             509
   Receivables, net                      1,168           1,049
   Related party receivables                26               5
   Inventories, net                        377             355
   Deferred income taxes                   242             245
   Prepaid expenses and other              378             484
                                        ------          ------
                                         2,845           2,915
                                        ------          ------

Operating property and equipment:
   Owned                                14,950          14,196
   Accumulated depreciation and
     amortization                       (5,115)         (5,116)
                                        ------          ------
                                         9,835           9,080
                                        ------          ------
   Capital leases                        2,393           2,319
   Accumulated amortization               (599)           (625)
                                        ------          ------
                                         1,794           1,694
                                        ------          ------
                                        11,629          10,774
                                        ------          ------

Other assets:
   Investments in affiliates               241             223
   Intangibles, net                        699             703
   Related party receivables               409             406
   Aircraft lease deposits                 346             318
   Prepaid rent                            508              60
   Other                                   721             708
                                        ------          ------
                                         2,924           2,418
                                        ------          ------
                                      $ 17,398        $ 16,107
                                        ======          ======

  See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)

                                         March 31,
                                           1998       December 31,
Liabilities and Stockholder's Equity   (Unaudited)        1997
------------------------------------   -----------    ------------
Current liabilities:
   Short-term borrowings                $   119        $     -
   Current portions of long-term debt
     and capital lease obligations          337            405
   Related party debt maturing
     within one year                        107             97
   Advance ticket sales                   1,534          1,267
   Accounts payable                       1,022          1,030
   Other                                  2,466          2,497
                                         ------         ------
                                          5,585          5,296
                                         ------         ------
Long-term debt                            2,775          2,081
                                         ------         ------
Long-term obligations under
  capital leases                          1,742          1,676
                                         ------         ------
Other liabilities and deferred credits:
   Postretirement benefit liability       1,405          1,361
   Deferred gains                         1,191          1,210
   Other                                  1,167          1,266
                                         ------         ------
                                          3,763          3,837
                                         ------         ------
Preferred stock committed to
  Supplemental ESOP                         600            514
                                         ------         ------

Stockholder's equity:
   Common stock at par                        -              -
   Additional capital invested               29             29
   ESOP capital                           2,214          2,053
   Retained earnings                        863            805
   Unearned ESOP preferred stock           (166)          (177)
   Other                                     (7)            (7)
                                         ------         ------
                                          2,933          2,703
                                         ------         ------
Commitments and contingent
   liabilities (See note)

                                       $ 17,398       $ 16,107
                                         ======         ======

  See accompanying notes to consolidated financial statements.



       United Air Lines, Inc. and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
                        (In Millions)

                                           Three Months
                                          Ended March 31
                                         1998        1997
                                         ----        ----
Operating revenues:
   Passenger                          $  3,565    $  3,626
   Cargo                                   215         195
   Other                                   264         288
                                        ------      ------
                                         4,044       4,109
                                        ------      ------
Operating expenses:
   Salaries and related costs            1,309       1,240
   ESOP compensation expense               258         184
   Aircraft fuel                           441         554
   Commissions                             317         364
   Purchased services                      337         307
   Aircraft rent                           233         237
   Landing fees and other rent             207         222
   Depreciation and amortization           191         176
   Aircraft maintenance                    156         138
   Other                                   478         498
                                        ------      ------
                                         3,927       3,920
                                        ------      ------
Earnings from operations                   117         189
                                        ------      ------
Other income (expense):
   Interest expense                        (81)        (70)
   Interest capitalized                     26          24
   Interest income                          16          11
   Equity in earnings of affiliates         22          25
   Miscellaneous, net                      (11)        (13)
                                        ------      ------
                                           (28)        (23)
                                        ------      ------

Earnings before income taxes                89         166
  Provision for income taxes                32          63
                                        ------      ------
Net earnings                           $    57     $   103
                                        ======      ======


  See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
 Condensed Statements of Consolidated Cash Flows (Unaudited)
                        (In Millions)

                                             Three Months
                                            Ended March 31
                                           1998        1997
                                           ----        ----
Cash and cash equivalents at
  beginning of period                   $   268     $   203
                                         ------      ------

Cash flows from operating activities        803         679
                                         ------      ------

Cash flows from investing activities:
   Additions to property and equipment     (893)       (308)
   Proceeds on disposition of
     property and equipment                   4          14
   Decrease (increase) in short-term
     investments                             48         (37)
   Increase in related party receivables     (3)        (21)
   Other, net                                (7)          -
                                         ------      ------
                                           (851)       (352)
                                         ------      ------
Cash flows from financing activities:
   Proceeds from issuance of long-term
     debt                                   704           -
   Repayment of long-term debt              (78)        (13)
   Principal payments under capital
     lease obligations                      (90)        (59)
   Purchase of equipment debt certificates
     under Company operating leases        (664)          -
   Increase in short-term borrowings        119           -
   Aircraft lease deposits                  (31)        (56)
   Other, net                                13          10
                                         ------      ------
                                            (27)       (118)
                                         ------      ------
Increase (decrease) in cash and
  cash equivalents                          (75)        209
                                         ------      ------

Cash and cash equivalents at
  end of period                         $   193     $   412
                                         ======      ======


Cash paid during the period for:
   Interest (net of amounts
     capitalized)                       $    44     $    51
   Income taxes                         $     8     $     2

Non-cash transactions:
   Capital lease obligations incurred   $   161     $   239


  See accompanying notes to consolidated financial statements.



       United Air Lines, Inc. and Subsidiary Companies
   Notes to Consolidated Financial Statements (Unaudited)
   ------------------------------------------------------

The Company
-----------
      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments
(which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1997.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1997 were allocated in March 1998 as follows: 97,406 shares of Class 2 ESOP
Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 889,031 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,087,531 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by UAL since January 1, 1998.

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

Long-Term Debt and Lease Obligations
------------------------------------
      In March 1998, the Company, through a special-purpose financing entity which is consolidated, issued $604 million of commercial paper to refinance certain lease commitments. Although the issued commercial paper has short maturities, the Company expects to continually rollover this obligation throughout the 5-year life of its supporting liquidity facility or bank standby facility. As such, the commercial paper is classified as a long-term obligation in the Company's statement of financial position.

      The proceeds from the commercial paper, as well as $60 million from internally generated funds, were used to refinance $650 million face-value of equipment certificates, plus accrued interest, supporting leveraged lease transactions between United and various lessors. While the terms of the original leases between United and these lessors remain unchanged, the refinancing transaction effectively substitutes the commercial paper obligation for future minimum payments under these leases of $1,003 million, which are scheduled for payment as follows:

                         (In millions)
                                           After
        1998   1999   2000   2001   2002   2002   Total
        ----   ----   ----   ----   ----   ----   -----
         $62    $60    $61    $62    $56   $702  $1,003

      Additionally, in connection with the acquisition of one
B747 aircraft, the Company issued $100 million of secured notes during the quarter.

Other Comprehensive Income
--------------------------
      On January 1, 1998, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income" which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. The reconciliation of net income to comprehensive net income is as follows:

(In millions)                            Three Months Ended
-------------                                 March 31
                                           1998     1997
                                           ----     ----
Net earnings, as reported                 $  57    $ 103
  Other comprehensive income                  -       (3)
                                           ----     ----
Total comprehensive income                $  57    $ 100
                                           ====     ====

                                         March 31   December 31
                                           1998         1997
                                           ----         ----
Accumulated other comprehensive income
  included in other stockholders' equity  $  (2)       $  (2)
                                           ====         ====

Related Party Transactions
--------------------------
      At March 31, 1998 and December 31, 1997, United had accounts receivable from UAL of $208 million and $205 million, respectively.

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

      At March 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$8.0 billion, after deducting advance payments. An estimated $2.0 billion will be spent during the remainder of 1998, $2.1 billion in 1999, $1.6 billion in 2000 and $2.3 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above commitments are part of the Company's plan to eventually add 68 aircraft to its passenger fleet, thus increasing the fleet from 571 aircraft at December 31, 1997 to an expected 639 aircraft at the end of 2001.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $654 million at March 31, 1998, compared to $777 million at December 31, 1997. Cash flows from operating activities amounted to $803 million. Financing activities included principal payments under debt and capital lease obligations of $78 million and $90 million, respectively, and deposits of an equivalent $31 million in Japanese yen and French francs with certain banks in connection with the financing of certain capital lease transactions. Additionally, the Company issued $704 million in long-term debt during the period and used part of the proceeds to purchase $664 million in debt certificates under Company operating leases. See "Long-Term Debt and Lease Obligations" in the Notes to Consolidated Financial Statements for further details.

      Property additions, including aircraft and aircraft spare parts, amounted to $893 million. Property dispositions resulted in proceeds of $4 million. In the first quarter of 1998, United took delivery of one A320, four A319, three B777, two B757 and one B747 aircraft.
Nine of the aircraft were purchased and two were acquired under capital leases. In addition, United acquired two
B727 and two DC10-10 aircraft off-lease during the first quarter and retired eleven B737 and three B747 aircraft.

      At March 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$8.0 billion, after deducting advance payments. Of this amount, an estimated $2.0 billion is expected to be spent during the remainder of 1998. For further details, see
"Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $117 million in the first quarter of 1998, compared to operating earnings of $189 million in the first quarter of 1997.
United had net earnings in the 1998 first quarter of $57 million compared to net earnings of $103 million in the same period of 1997.

      Specific factors affecting United's consolidated operations for the first quarter of 1998 are described below.

      First Quarter 1998 Compared with First Quarter 1997.
      ----------------------------------------------------
      Operating revenues decreased $65 million (2%) and United's revenue per available seat mile (unit revenue) decreased 4% to 9.83 cents. Passenger revenues decreased
$61 million (2%) due to a 2% decrease in United's revenue passenger miles and a slight decrease in yield to 12.77 cents. Available seat miles across the system were up 2% over the first quarter of 1997, resulting in a passenger load factor decrease of 2.7 points to 67.2%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

      Latin America revenue passenger miles increased 8% over the same period last year on an 18% increase in capacity, with a 5% decrease in yield. Atlantic revenue passenger miles increased 15% on 18% higher capacity and yield decreased 3% for the period. In the Pacific, revenue passenger miles decreased 14% on a 5% decrease in capacity and yield decreased 6% from the same period last year.
Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel.
Domestic revenue passenger miles remained unchanged despite
2% higher capacity with a 1% increase in yield, even though the Federal passenger excise tax was not in effect for most of the 1997 first quarter.

      Cargo revenues increased $20 million (10%) on increased freight ton miles of 18%. A 4% lower freight yield was only partially offset by a 3% higher mail yield for an overall decrease in cargo yield of 3%. Other operating revenues decreased $24 million (8%) due primarily to the sale of the Apollo Travel Services Partnership
("ATS") in July 1997, offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $7 million (0.2%) and United's cost per available seat mile decreased 2%, from
9.72 cents to 9.52 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.90 cents, a decrease of 4% from the 1997 first quarter. ESOP compensation expense increased $74 million (40%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Aircraft maintenance increased $18 million (13%) due primarily to an increase in purchased maintenance as a result of increased heavy maintenance visits. Purchased services increased $30 million (10%) due to increases in computer reservations fees, as a result of the sale of ATS, and credit card discounts. Depreciation and amortization increased $15 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $69 million (6%) due to mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-oriented positions.
Aircraft fuel decreased $113 million (20%) due to a 21% decrease in the cost of fuel from 78.3 cents to 61.7 cents a gallon. Commissions decreased $47 million (13%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Other expenses decreased $20 million (4%) as a result of the sale of ATS.

      Other expense amounted to $28 million in the first quarter of 1998 compared to $23 million in the first quarter of 1997. Interest expense increased $11 million
(16%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $5 million (45%) due to higher average interest rates on investment balances.


LABOR AGREEMENTS
----------------
      On April 2, 1998, the International Association of
Machinists and Aerospace Workers ("IAM") filed an application with the National Mediation Board ("NMB") seeking recognition as the collective-bargaining representative for United's approximately 19,000 public contact employees (primarily customer service and reservations sales and service representatives). The IAM currently represents approximately 24,000 mechanics, ramp servicemen, flight dispatch employees and food service employees at United. The NMB has authorized a mail ballot election, a process which could take one to two months.

DEPARTMENT OF TRANSPORTATION POLICY STATEMENT
---------------------------------------------
     On April 10, 1998, the Department of Transportation
("DOT") issued a proposed Statement of the Department of Transportation's Enforcement Policy Regarding Unfair
Exclusionary Conduct in the Air Transportation Industry.
The proposed policy sets forth tentative findings and guidelines for use by the DOT in evaluating whether major carriers' competitive responses to new entry warrant enforcement action. Under the current DOT schedule, comments are due by June 9, 1998.

     United is evaluating the proposal, but at this time is unable to determine what form the proposal may take or what impact, if any, the proposal, if implemented, may have upon its business.

UNITED-DELTA ALLIANCE
---------------------
      On April 30, 1998, United announced a tentative, seven-year bilateral alliance with Delta Air Lines, Inc.
("Delta"), subject to approval of both airlines' pilot unions. If approved, the alliance would allow code-sharing between the carriers as well as reciprocal participation in
frequent flyer programs.   For comparison purposes, the
companies estimate a combined gross revenue benefit of $600 million if the tentative alliance is fully implemented, including international code-sharing. The revenue benefits are expected to accrue roughly equally to each carrier.
This figure assumes no other major U.S. domestic alliances. The companies expect a positive revenue benefit compared to today even if other U.S. domestic alliances are completed. (See "Outlook for 1998" for risk factors which could impact the expected revenue benefit from this alliance.)

      United and Delta initially expect to implement code-sharing on U.S. domestic flights and would eventually expand to include international flights in Latin America and the Pacific, pending agreement of both companies' foreign alliance partners and the appropriate governments. Europe is excluded from the tentative agreement because of the uncertainty and complexity of the European regulatory environment.

OUTLOOK FOR 1998
----------------
          In 1998, available seat miles are expected to increase approximately 2.5%, with total system revenue per available seat mile being the same as or slightly above 1997's level. Costs per available seat mile excluding ESOP charges are expected to be about the same as the prior year. This unit cost forecast assumes the average cost of jet fuel per gallon is lower in 1998 than in 1997. Industry capacity increases in international markets and the economic situation in Asia are forecast to adversely affect international revenue performance.

      For the second quarter, United expects available seat miles to increase between 2.5% and 3% versus the same period last year, and expects total system revenue per available seat mile to decrease by about 0.5% compared to the same period of 1997. Costs per available seat mile excluding ESOP charges are expected to be about the same as in the second quarter of last year.

       The information included in the previous paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, international revenues, unit revenues, unit costs and fuel prices include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the company's cost-control efforts, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the economic environment of the airline industry and the general economic environment. Factors that could significantly affect revenue benefits with respect to the proposed alliance transaction with Delta include: the implementation of alliances by competitors, the outcome of discussions with both carriers' pilot unions, international partners, and commuter carriers regarding implementation of the proposed transaction, actions of the U.S., foreign and local governments, the economic environment of the airline industry and the general economic environment.




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual
Report on Form 10-K for the year 1997. Significant changes which have occurred since year-end are as follows:

(In millions, except            Notional      Average       Estimated
average contract rates)          Amount    Contract Rate    Fair Value
-----------------------          ------    -------------    ----------
Sold put contracts - Crude oil    $ 407      $18.61/bbl       $ (48)
                   - Heating oil  $ 193      $ 0.52/gal       $ (30)




                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the first quarter of 1998.


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


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President
                                        and Chief Financial
                                        Officer (principal
                                        financial officer)


                                   By:  /s/ Frederic F. Brace
                                        ---------------------
                                        Frederic F. Brace
                                        Vice President - Finance
                                        (principal accounting
                                        officer)



Dated:  May 4, 1998




                          Exhibit Index
                          -------------

Exhibit No.          Description
----------           -----------

12             Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.