Form 10-Q
period 1998-06-30
UNITED AIR LINES INC
filed 1998-08-12
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 33-21220 *

                      UNITED AIR LINES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                     Delaware                   36-2675206
                     --------                   ----------
           (State or other jurisdiction of   (I.R.S. Employer
           incorporation or organization)    Identification No.)

  1200 East Algonquin Road, Elk Grove Township, Illinois  60007
   Mailing Address:  P. O. Box 66100, Chicago, Illinois  60666
   ------------------------------------------------------------
       (Address of principal executive offices)      (Zip Code)

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

                                             Outstanding at
                Class                        July 31, 1998
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



United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
                For the Quarter Ended June 30, 1998
                -----------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                                   Page No.
------   ---------------------                                   --------

        Item 1.  Financial Statements

                 Condensed Statements of Consolidated                3
                 Financial Position - as of June 30, 1998
                 (Unaudited) and December 31, 1997

                 Statements of Consolidated Operations               5
                 (Unaudited) - for the three months and
                 six months ended June 30, 1998 and 1997

                 Condensed Statements of Consolidated                7
                 Cash Flows (Unaudited) - for the six
                 months ended June 30, 1998 and 1997

                 Notes to Consolidated Financial                     8
                 Statements (Unaudited)

        Item 2.  Management's Discussion and Analysis of            11
                 Financial Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About     17
                 Market Risk


PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                   18


Signatures                                                          19
----------

Exhibit Index                                                       20
-------------


                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1998       December 31,
Assets                               (Unaudited)        1997
------                               -----------    ------------
Current assets:
   Cash and cash equivalents          $    551       $    268
   Short-term investments                  416            509
   Receivables, net                      1,326          1,049
   Related party receivables                46              5
   Inventories, net                        425            355
   Deferred income taxes                   241            245
   Prepaid expenses and other              347            484
                                        ------         ------
                                         3,352          2,915
                                        ------         ------

Operating property and equipment:
   Owned                                15,270         14,196
   Accumulated depreciation and
     amortization                       (5,160)        (5,116)
                                        ------         ------
                                        10,110          9,080
                                        ------         ------

   Capital leases                        2,620          2,319
   Accumulated amortization               (621)          (625)
                                        ------         ------
                                         1,999          1,694
                                        ------         ------
                                        12,109         10,774
                                        ------         ------

Other assets:
   Investments in affiliates               282            223
   Intangibles, net                        695            703
   Related party receivables               414            406
   Aircraft lease deposits                 449            318
   Prepaid rent                            622             60
   Other                                   663            708
                                        ------         ------
                                         3,125          2,418
                                        ------         ------
                                      $ 18,586       $ 16,107
                                        ======         ======

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       June 30,
                                         1998       December 31,
Liabilities and Stockholder's Equity (Unaudited)        1997
------------------------------------ -----------    ------------
Current liabilities:
   Short-term borrowings              $     10        $    -
   Current portions of long-term
     debt and capital lease obligations    474            405
   Related party debt maturing
     within one year                       115             97
   Advance ticket sales                  1,691          1,267
   Accounts payable                      1,115          1,030
   Other                                 2,507          2,497
                                        ------         ------
                                         5,912          5,296
                                        ------         ------
Long-term debt                           2,725          2,081
                                        ------         ------
Long-term obligations under
  capital leases                         1,897          1,676
                                        ------         ------
Other liabilities and deferred credits:
   Postretirement benefit liability      1,449          1,361
   Deferred gains                        1,177          1,210
   Other                                 1,387          1,266
                                        ------         ------
                                         4,013          3,837
                                        ------         ------
Preferred stock committed to
  Supplemental ESOP                        681            514
                                        ------         ------

Stockholder's equity:
   Common stock at par                       -             -
   Additional capital invested              25             29
   ESOP capital                          2,354          2,053
   Retained earnings                     1,140            805
   Unearned ESOP preferred stock          (155)          (177)
   Other                                    (6)            (7)
                                        ------         ------
                                         3,358          2,703
                                        ------         ------
Commitments and contingent
  liabilities (See note)                ------         ------

                                      $ 18,586       $ 16,107
                                        ======         ======

  See accompanying notes to consolidated financial statements.





         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                            Three Months
                                           Ended June 30
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  3,948     $  3,854
   Cargo                                   224          215
   Other                                   259          303
                                        ------       ------
                                         4,431        4,372
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,300        1,229
   ESOP compensation expense               232          226
   Aircraft fuel                           435          495
   Commissions                             328          386
   Purchased services                      376          310
   Aircraft rent                           219          235
   Landing fees and other rent             232          228
   Depreciation and amortization           192          174
   Aircraft maintenance                    141          157
   Other                                   515          528
                                        ------       ------
                                         3,970        3,968
                                        ------       ------

Earnings from operations                   461          404
                                        ------       ------
Other income (expense):
   Interest expense                        (94)         (72)
   Interest capitalized                     30           26
   Interest income                          14           11
   Equity in earnings of affiliates         21           22
   Miscellaneous, net                      (12)         (11)
                                        ------       ------
                                           (41)         (24)
                                        ------       ------
Earnings before income taxes and
  distributions on preferred securities    420          380
Provision for income taxes                 143          141
                                        ------       ------
Net earnings                          $    277     $    239
                                        ======       ======


  See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)


                                             Six Months
                                           Ended June 30
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  7,514     $  7,481
   Cargo                                   439          410
   Other                                   522          590
                                        ------       ------
                                         8,475        8,481
                                        ------       ------
Operating expenses:
   Salaries and related costs            2,609        2,469
   ESOP compensation expense               490          410
   Aircraft fuel                           876        1,049
   Commissions                             645          750
   Purchased services                      713          617
   Aircraft rent                           452          472
   Landing fees and other rent             439          450
   Depreciation and amortization           383          350
   Aircraft maintenance                    297          295
   Other                                   993        1,026
                                        ------       ------
                                         7,897        7,888
                                        ------       ------
Earnings from operations                   578          593
                                        ------       ------
Other income (expense):
   Interest expense                       (176)        (142)
   Interest capitalized                     56           50
   Interest income                          29           23
   Equity in earnings of affiliates         43           48
   Miscellaneous, net                      (21)         (26)
                                        ------       ------
                                           (69)         (47)
                                        ------       ------
Earnings before income taxes               509          546
Provision for income taxes                 174          204
                                        ------       ------
Net earnings                          $    335     $    342
                                        ======       ======


  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                             Six Months
                                            Ended June 30
                                          1998         1997
                                          ----         ----
Cash and cash equivalents at
  beginning of period                  $   268      $   203
                                        ------       ------

Cash flows from operating activities     1,742        1,484
                                        ------       ------

Cash flows from investing activities:
  Additions to property and equipment   (1,579)      (1,491)
  Proceeds on disposition of
    property and equipment                 351           27
  Decrease (increase) in
    short-term investments                  93          (47)
  Increase in related party receivables     (8)         (34)
  Other, net                               (39)          (4)
                                        ------       ------
                                        (1,182)      (1,549)
                                        ------       ------
Cash flows from financing activities:
  Proceeds from issuance of
    long-term debt                         823           -
  Repayment of long-term debt             (103)         (22)
  Principal payments under capital
    lease obligations                     (209)         (78)
  Purchase of equipment certificates
    under Company operating leases        (655)          -
  Increase in short-term borrowings         10           60
  Aircraft lease deposits                 (149)         (56)
  Increase in related party debt            18           23
  Other, net                               (12)          -
                                        ------       ------
                                          (277)         (73)
                                        ------       ------
Increase (decrease) in cash and
  cash equivalents                         283         (138)
                                        ------       ------

Cash and cash equivalents at
  end of period                        $   551      $    65
                                        ======       ======

Cash paid during the period for:
 Interest (net of amounts capitalized) $   114      $    82
 Income taxes                          $    65      $   114

Non-cash transactions:
 Capital lease obligations incurred    $   465      $   239


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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1997 were allocated in March 1998 as follows: 97,406 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 889,031 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,087,531 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 1,536,986 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by UAL since January 1, 1998.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to dividends on ESOP Preferred Stock and other tax credits, partially offset by state income taxes and certain nondeductible expenses.
Deferred tax assets are recognized based upon United's history of operating earnings and expectations for future taxable income.

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

      The proceeds from the commercial paper, as well as $46 million from internally generated funds, were used to refinance $650 million face-value of equipment certificates supporting leveraged lease transactions between United and various lessors. During the second quarter, the Company purchased an additional $5 million face-value of equipment certificates using internally generated funds. While the terms of the original leases between United and these lessors remain unchanged, these actions effectively satisfy future minimum payments under these leases of $981 million, which are scheduled for payment as follows:

                         (In millions)
                                           After
        1998   1999   2000   2001   2002   2002   Total
        ----   ----   ----   ----   ----   -----  -----
        $ 40   $ 60   $ 61   $ 62   $ 56   $702   $981

      Additionally, in connection with the acquisition of one
B747 aircraft, four A319 aircraft, and several aircraft simulators, the Company issued $219 million of secured notes during the period.

Other Comprehensive Income
--------------------------
      On January 1,1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. The reconciliation of net income to comprehensive net income is as follows:

                              Three Months Ended   Six Months Ended
                                    June 30            June 30
                               1998        1997     1998      1997
                               ----        ----     ----      ----
Net earnings, as reported     $ 277       $ 239    $ 335     $ 342
 Other comprehensive income      -            1       -         (2)
                               ----        ----     ----      ----
Total comprehensive income    $ 277       $ 240    $ 335     $ 340
                               ====        ====     ====      ====

      Accumulated other comprehensive income included in other stockholder's equity was $(2) million and $(2) million at June
30, 1998 and December 31, 1997, respectively.

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

      At June 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $8.1 billion, after deducting advance payments. An estimated $1.5 billion will be spent during the remainder of 1998, $2.2 billion in 1999, $2.0 billion in 2000 and $2.4 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above amounts include a recent order with Airbus Industrie for an additional 10 A319 and 12 A320 aircraft to be delivered through 2001. These commitments, combined with aircraft retirements, are part of the Company's plan to eventually increase the fleet to an expected 645 aircraft at the end of 2001.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $967 million at June 30, 1998, compared to $777 million at December 31, 1997. Cash flows from operating activities for the six-month period amounted to $1.7 billion. Financing activities included principal payments under debt and capital lease obligations of $103 million and $209 million, respectively and deposits of an equivalent $149 million in Japanese yen, French francs and German marks with certain banks in connection with the financing of capital lease transactions. Additionally, the Company issued $823 million in debt during the period and used part of the proceeds to purchase $655 million in equipment certificates under Company operating leases. See "Long-Term Debt and Lease Obligations" in the Notes to Consolidated Financial Statements for further details.

      Property additions, including aircraft and aircraft spare parts, amounted to $1.6 billion, while property dispositions resulted in proceeds of $351 million. In the first six months of 1998, United took delivery of five A320, six A319, four B777, two B757, one B767 and one B747 aircraft. Seventeen of the aircraft were purchased and two were acquired under capital leases. Eight of the aircraft purchased during the period were later sold and then leased back. In addition, United acquired two B727 and two DC10-10 aircraft off lease during the first six months and retired nineteen B737 and three B747 aircraft.

      At June 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $8.1 billion, after deducting advance payments. Of this amount, an estimated $1.5 billion is expected to be spent during the remainder of 1998. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $578 million in the first six months of 1998, compared to operating earnings of $593 million in the first six months of 1997. United's net earnings were $335 million compared to net earnings of $342 million during the same period of 1997.

      In the second quarter of 1998, United's earnings from operations were $461 million compared to operating earnings of $404 million in the second quarter of 1997. United had net earnings in the 1998 second quarter of $277 million compared to net earnings of $239 million in the same period of 1997.


      Specific factors affecting United's consolidated operations for the second quarter and first six months of 1998 are described below.

      Second Quarter 1998 Compared with Second Quarter 1997
      -----------------------------------------------------
      Operating revenues increased $59 million (1%) and United's revenue per available seat mile (unit revenue) decreased 1% to
10.29 cents. Passenger revenues increased $94 million (2%) despite a slight decrease in yield from 12.59 to 12.58 cents due to a 3% increase in United's revenue passenger miles. Available seat miles across the system were up 2% over the second quarter of 1997, resulting in a passenger load factor increase of 0.1 point to 72.6%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------

                     Capacity       Revenue        Revenue Per Revenue
                      (ASMs)    Passenger Miles   Passenger Mile (Yield)
                     --------   ---------------   ----------------------
Domestic                4%             5%                  4%
Pacific               (11%)          (11%)               (13%)
Atlantic               17%            14%                 (5%)
Latin America          18%            10%                 (9%)

      Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel. Yields in other international markets have been impacted by a negative pricing environment, as well as the strength of the U.S. dollar.

      Cargo revenues increased $9 million (4%) on increased freight ton miles of 5%. A 1% higher freight yield was offset by a 1% lower mail yield, resulting in no change to cargo yield for the period. Other operating revenues decreased $44 million (15%) due primarily to the sale of the Apollo Travel Services Partnership ("ATS") in July 1997, offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $2 million (0.1%) and United's cost per available seat mile decreased 2%, from 9.46 cents to 9.25 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.71 cents, a decrease of 2% from the 1997 second quarter. ESOP compensation expense increased $6 million (3%), reflecting a slight increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Purchased services increased $66 million (21%) due to increases in computer reservations fees, as a result of the sale of ATS, credit card discounts and communications expense. Depreciation and amortization increased $18 million (10%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $71 million (6%) due to ESOP mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-contact positions. Commissions decreased $58 million (15%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $60 million (12%) due to a 14% decrease in the cost of fuel from 67.4 cents to 58.0 cents a gallon. Aircraft maintenance decreased $16 million (10%) due to a decrease in unscheduled engine overhauls. Aircraft rent decreased $16 million (7%) due to a decrease in the number of aircraft under operating lease. Other expenses decreased $13 million (2%) as a result of the sale of ATS.

      Other expense amounted to $41 million in the second quarter of 1998 compared to $24 million in the second quarter of 1997. Interest expense increased $22 million (31%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $3 million (27%) due to higher average interest rates, as well as higher investment balances.

Six Months 1998 Compared with Six Months 1997
---------------------------------------------
      Operating revenues decreased $6 million (0.1%) and United's revenue per available seat mile (unit revenue) decreased 2% to 10.07 cents. Passenger revenues increased $33 million (0.4%) despite a slight decrease in yield from 12.69 to
12.67 cents due to a 1% increase in United's revenue passenger miles. Available seat miles across the system were up 2%; however passenger load factor decreased 1.3 points to 69.9%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------

                     Capacity       Revenue       Revenue Per Revenue
                      (ASMs)    Passenger Miles  Passenger Mile (Yield)
                     --------   ---------------  ----------------------
Domestic                3%             2%                  3%
Pacific                (8%)          (12%)                (9%)
Atlantic               17%            14%                 (4%)
Latin America          18%            9%                  (7%)

      Pacific yields continue to be negatively impacted by the weakness of the Japanese yen to the dollar, and the effects of the Asian economic turmoil on demand for travel. Yields in other international markets have been impacted by a negative pricing environment, as well as the strength of the U.S. dollar.

      Cargo revenues increased $29 million (7%) on increased freight ton miles of 11%. A 1% lower freight yield was only partially offset by a slightly higher mail yield, resulting in a 1% decrease in cargo yield for the period. Other operating revenues decreased $68 million (12%) due primarily to the sale of the Apollo Travel Services Partnership ("ATS") in July 1997, offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $9 million (0.1%) and United's cost per available seat mile decreased 2%, from 9.59 cents to 9.38 cents, including ESOP compensation expense.
Without the ESOP compensation expense, United's cost per available seat mile would have been 8.80 cents, a decrease of 3% from the 1997 six-month period. ESOP compensation expense increased $80 million (20%), reflecting the increase in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's higher common stock price. Purchased services increased $96 million (16%) due to increases in computer reservations fees, as a result of the sale of ATS, credit card discounts and communications expense. Depreciation and amortization increased $33 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $140 million (6%) due to ESOP mid-term wage adjustments which took place in July 1997 and to increased staffing in certain customer-contact positions. Commissions decreased $105 million (14%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $173 million (17%) due to an 18% decrease in the cost of fuel from 72.8 cents to 59.8 cents a gallon. Aircraft rent decreased $20 million (4%) due to a decrease in the number of aircraft under operating lease. Other expenses decreased $33 million (3%) as a result of the sale of ATS.

      Other expense amounted to $69 million in the first six months of 1998 compared to $47 million in the first six months of 1997. Interest expense increased $34 million (24%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $6 million (26%) due to higher average interest rates, as well as higher investment balances.

LABOR AGREEMENTS & WAGE ADJUSTMENTS
-----------------------------------
      On April 2, 1998, the International Association of Machinists and Aerospace Workers ("IAM") filed an application with the National Mediation Board ("NMB") seeking recognition as the collective-bargaining representative for United's approximately 19,000 public contact employees (primarily customer service and reservations sales and service representatives). On July 17, 1998, the NMB announced that the IAM had received sufficient votes to represent United's public contact employees. As a result, the IAM becomes the bargaining representative for these employees and will begin negotiations regarding a contract for the affected employees, a process which is expected to last for several months.

     Also in July, United announced its intentions to improve compensation and benefits for the Company's nearly 2,000 administrative employees hired on or after February 1, 1994 ("post-ESOP employees"). Currently the Company's administrative employees are being paid under a two-tier wage structure which went into effect at the time of the 1994 recapitalization. Effective April 13, 2000, the two-tier wage structure will be eliminated and post-ESOP employees will be paid on the same basis as those employees hired prior to February 1, 1994. In addition, on January 1, 1999, the benefits for post-ESOP employees will match those of employees hired prior to February 1, 1994, including company-paid medical, dental and pension. The Company expects the increase in Salaries and related costs resulting from this change to be immaterial.

DEPARTMENT OF TRANSPORTATION POLICY STATEMENT
---------------------------------------------
     On April 10, 1998, the Department of Transportation ("DOT") issued a proposed Statement of the Department of Transportation's Enforcement Policy Regarding Unfair Exclusionary Conduct in the Air Transportation Industry. The proposed policy sets forth tentative findings and guidelines for use by the DOT in evaluating whether major carriers' competitive responses to new entry warrant enforcement action. On July 24, 1998, United filed comments on the proposed policy, opposing the policy as being anti-competitive, anti-consumer and outside of the DOT's administrative authority. Rebuttals to these comments are due September 8, 1998.

     In a related matter, Congress is considering a proposal that calls for significant additional studies concerning the various factors which may impact competition in the airline industry. If passed, this legislation would suspend implementation of the above stated DOT policy until the required studies are complete.


UNITED-DELTA ALLIANCE
---------------------
      On April 30, 1998, United announced a tentative, seven-year bilateral alliance with Delta Air Lines, Inc. ("Delta"). The alliance would allow code-sharing between the carriers, if approved by both carriers' pilot unions, as well as reciprocal participation in frequent flyer programs.

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

      Effective September 1, 1998, United and Delta will participate in each other's frequent flyer programs. Frequent flyer members can earn miles on United and Delta flights within the United States, Puerto Rico and the U.S. Virgin Islands and choose to credit the miles to their frequent flyer account with either carrier. In addition, members will ultimately be able to redeem miles on either carrier's domestic route network. However, a start date for this benefit has yet to be determined.

YEAR 2000 COMPLIANCE
--------------------
      United's 1997 Annual Report on Form 10-K outlined the Company's efforts to identify and fix critical date-sensitive systems. Remediation and testing of all internally used software is currently underway. The Company still expects to complete remediation efforts by December 31, 1998 and system integration testing by April 30, 1999. United also continues to remain on schedule with its efforts to identify and fix Year 2000 issued related to other operational systems and relationships with key business partners. The Company has completed the inventory of all date-sensitive systems and equipment, and the technical assessment of impacts and development of remediation approach are underway. The Company still expects to complete the assessment and development stages of its plan by the end of September 1998, at which time it will make an estimate of the overall costs to achieve Year 2000 compliance. However, based on its efforts to date, the Company has identified $50 million in costs, $15 million of which has already been spent, $20 million which is to be spent over the remainder of 1998 and $15 million which is to be spent in 1999, relating to Year 2000 compliance efforts. Of this amount, $15 million is expected to be capitalized and $35 million will be recognized as expense. Because the Company has not yet completed its assessment, it is still possible that the Company's final estimate of costs to achieve Year 2000 compliance could differ significantly from the amounts discussed above.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements. However, it could increase volatility in earnings and other comprehensive income.


OUTLOOK FOR 1998
----------------
          In 1998, available seat miles are expected to increase approximately 2.7%, with total system revenue per available seat mile being a little less than 1% below 1997's level. Costs per available seat mile excluding ESOP charges are expected to be just under 1% better than the prior year. This unit cost forecast assumes the average cost of jet fuel per gallon is lower in 1998 than in 1997. Industry capacity increases in international markets and the economic situation in Asia are forecast to adversely affect international revenue performance.

      For the third quarter, United expects available seat miles to increase between 2.5% and 3% versus the same period last year, and expects total system revenue per available seat mile to increase by about 0.5% compared to the same period of 1997.
Costs per available seat mile excluding ESOP charges are expected to be approximately 0.5% higher than the third quarter of last year.

     The information included in the previous paragraphs and in the paragraph "Year 2000 Compliance" is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, international revenues, unit revenues, unit costs and fuel prices include: industry capacity decisions, the airline pricing environment, fuel prices, the terms and timing of a collective bargaining agreement for passenger service employees, the success of the Company's cost-control efforts, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the economic environment of the airline industry and the general economic environment. Some factors that could significantly impact the Company's expected Year 2000 compliance and the estimated cost thereof include: the results of the technical assessment of date-sensitive systems and equipment and the ability of key business partners, including the Federal Aviation Administration, to achieve Year 2000 compliance.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK
---------------------------------------------------------------
      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 1997. Significant changes which have occurred since year-end are as follows:

(In millions, except                   Notional      Average      Estimated
average contract rates)                 Amount    Contract Rate   Fair Value
-----------------------                --------   -------------   ----------
Purchased call contracts - Crude oil    $ 511       $19.03/bbl      $   7
                         - Heating oil  $  37       $ 0.53/gal      $   -

Sold put contracts - Crude oil          $ 513       $18.26/bbl      $ (83)
                   - Heating oil        $  36       $ 0.51/gal      $  (8)



                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the second quarter of 1998.


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



Dated:  August 6, 1998


                          Exhibit Index
                          -------------

Exhibit No.          Description
----------           -----------

12             Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.