Form 10-Q
period 1998-09-30
UNITED AIR LINES INC
filed 1998-11-17
CIK 101001

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

                                 OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 33-21220 *

                       UNITED AIR LINES, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

                  Delaware                      36-2675206
                  --------                      ----------
           (State or other jurisdiction of   (I.R.S. Employer
           incorporation or organization)    Identification No.)

    1200 East Algonquin Road, Elk Grove Township, Illinois  60007
     Mailing Address:  P. O. Box 66100, Chicago, Illinois  60666
    -------------------------------------------------------------
      (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code  (847) 700-4000
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

                                        Outstanding at
                    Class               October 31, 1998
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

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
             For the Quarter Ended September 30, 1998
             ----------------------------------------


Index
-----

PART I.  FINANCIAL INFORMATION                                     Page No.
-------  ---------------------                                     --------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated                3
                  Financial Position - as of September 30, 1998
                  (Unaudited) and December 31, 1997

                  Statements of Consolidated Operations               5
                  (Unaudited) - for the three months and nine months ended September 30, 1998 and 1997

                  Condensed Statements of Consolidated                7
                  Cash Flows (Unaudited) - for the nine
                  months ended September 30, 1998 and 1997

                  Notes to Consolidated Financial                     8
                  Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of            11
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About     19
                  Market Risk


PART II.  OTHER INFORMATION
--------  -----------------

         Item 5.  Other Information                                  20

         Item 6.  Exhibits and Reports on Form 8-K                   20


Signatures                                                           21
----------

Exhibit Index                                                        22
-------------

               PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

       United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)

                                    September 30,  December 31,
                                         1998         1997
Assets                               (Unaudited)   -----------
                                     -----------
Current assets:
   Cash and cash equivalents          $    394    $     268
   Short-term investments                  401          509
   Receivables, net                      1,400        1,049
   Related party receivables                44            5
   Inventories, net                        364          355
   Deferred income taxes                   242          245
   Prepaid expenses and other              281          484
                                        ------       ------
                                         3,126        2,915
                                        ------       ------

Operating property and equipment:
   Owned                                15,894       14,196
   Accumulated depreciation and
    amortization                        (5,147)      (5,116)
                                        ------       ------
                                        10,747        9,080
                                        ------       ------

   Capital leases                        2,727        2,319
   Accumulated amortization               (625)        (625)
                                        ------       ------
                                         2,102        1,694
                                        ------       ------
                                        12,849       10,774
                                        ------       ------

Other assets:
   Investments in affiliates               296          223
   Intangibles, net                        691          703
   Related party receivables               421          406
   Aircraft lease deposits                 491          318
   Prepaid rent                            618           60
   Other                                   666          708
                                        ------       ------
                                         3,183        2,418
                                        ------       ------
                                      $ 19,158     $ 16,107
                                        ======       ======

  See accompanying notes to consolidated financial statements.


       United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Financial Position
                        (In Millions)

                                      September 30,  December 31,
                                         1998            1997
Liabilities and Stockholder's Equity   (Unaudited)   -----------
                                       -----------
Current liabilities:
   Current portions of long-term
     debt and capital lease obligations $  325        $   405
   Related party debt maturing
     within one year                       119             97
   Advance ticket sales                  1,682          1,267
   Accounts payable                      1,191          1,030
   Other                                 2,588          2,497
                                        ------         ------
                                         5,905          5,296
                                        ------         ------
Long-term debt                           2,721          2,081
                                        ------         ------
Long-term obligations under
  capital leases                         2,035          1,676
                                        ------         ------
Other liabilities and deferred credits:
   Postretirement benefit liability      1,480          1,361
   Deferred gains                        1,153          1,210
   Other                                 1,484          1,266
                                        ------         ------
                                         4,117          3,837
                                        ------         ------
Preferred stock committed to
  Supplemental ESOP                        711            514
                                        ------         ------
Stockholder's equity:
   Common stock at par                       -              -
   Additional capital invested              21             29
   ESOP capital                          2,639          2,053
   Retained earnings                     1,310            805
   Unearned ESOP preferred stock          (297)          (177)
   Other                                    (4)            (7)
                                        ------         ------
                                         3,669          2,703
                                        ------         ------
Commitments and contingent
  liabilities (See note)

                                      $ 19,158       $ 16,107
                                        ======         ======

      See accompanying notes to consolidated financial statements.



       United Air Lines, Inc. and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
                        (In Millions)


                                           Three Months
                                        Ended September 30
                                         1998         1997
                                         ----         ----
Operating revenues:
   Passenger                          $  4,263     $  4,147
   Cargo                                   228          225
   Other                                   281          258
                                        ------       ------
                                         4,772        4,630
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,350        1,265
   ESOP compensation expense               173          256
   Aircraft fuel                           470          510
   Commissions                             354          409
   Purchased services                      384          329
   Aircraft rent                           221          235
   Landing fees and other rent             225          206
   Depreciation and amortization           199          182
   Aircraft maintenance                    165          153
   Other                                   544          537
                                        ------       ------
                                         4,085        4,082
                                        ------       ------

Earnings from operations                   687          548
                                        ------       ------
Other income (expense):
   Interest expense                        (94)         (74)
   Interest capitalized                     26           25
   Interest income                          15           13
   Equity in earnings of affiliates         19           17
   Gain on sale of partnership interest      -          275
   Gain on sale of affiliate's stock         -          103
   Miscellaneous, net                      (16)          (9)
                                        ------       ------
                                           (50)         350
                                        ------       ------

Earnings before income taxes               637          898
Provision for income taxes                 217          327
                                        ------       ------
Net earnings                           $   420      $   571
                                        ======       ======


      See accompanying notes to consolidated financial statements.



       United Air Lines, Inc. and Subsidiary Companies
      Statements of Consolidated Operations (Unaudited)
                        (In Millions)



                                           Nine Months
                                        Ended September 30
                                         1998        1997
                                         ----        ----
Operating revenues:
   Passenger                         $  11,777    $  11,628
   Cargo                                   666          634
   Other                                   804          849
                                        ------       ------
                                        13,247       13,111
                                        ------       ------
Operating expenses:
   Salaries and related costs            3,959        3,733
   ESOP compensation expense               663          666
   Aircraft fuel                         1,346        1,559
   Commissions                           1,000        1,159
   Purchased services                    1,098          946
   Aircraft rent                           673          707
   Landing fees and other rent             664          656
   Depreciation and amortization           582          533
   Aircraft maintenance                    462          447
   Other                                 1,535        1,564
                                        ------       ------
                                        11,982       11,970
                                        ------       ------
Earnings from operations                 1,265        1,141
                                        ------       ------

Other income (expense):
   Interest expense                       (270)        (216)
   Interest capitalized                     82           75
   Interest income                          44           35
   Equity in earnings of affiliates         62           64
   Gain on sale of partnership interest      -          275
   Gain on sale of affiliate's stock         -          103
   Miscellaneous, net                      (37)         (33)
                                        ------       ------
                                          (119)         303
                                        ------       ------
Earnings before income taxes             1,146        1,444
Provision for income taxes                 391          532
                                        ------       ------
Net earnings                           $   755      $   912
                                        ======       ======


      See accompanying notes to consolidated financial statements.

       United Air Lines, Inc. and Subsidiary Companies
 Condensed Statements of Consolidated Cash Flows (Unaudited)
                        (In Millions)

                                            Nine Months
                                         Ended September 30
                                          1998        1997
                                          ----        ----
Cash and cash equivalents at
  beginning of period                  $   268      $   203
                                         -----        -----

Cash flows from operating activities     2,776        2,398
                                         -----        -----

Cash flows from investing activities:
 Additions to property and equipment    (2,389)      (2,170)
 Proceeds on disposition of
   property and equipment                  413           41
 Proceeds on disposition of
   partnership interest                     -           539
 Decrease (increase) in short-term
   investments                             109          (30)
 Increase in related party receivables     (15)         (38)
 Other, net                                (40)         (19)
                                         -----        -----
                                        (1,922)      (1,677)
                                         -----        -----
Cash flows from financing activities:
 Proceeds from issuance of long-term debt  831            -
 Repayment of long-term debt              (247)         (79)
 Principal payments under capital
   lease obligations                      (270)        (114)
 Purchase of equipment certificates
   under Company operating leases         (655)           -
 Aircraft lease deposits                  (160)        (107)
 Dividend to parent company               (250)        (250)
 Increase in related party debt             22           25
 Other, net                                  1            -
                                         -----        -----
                                          (728)        (525)
                                         -----        -----
Increase (decrease) in cash and
  cash equivalents                         126          196
                                         -----        -----

Cash and cash equivalents at
  end of period                         $  394       $  399
                                         =====        =====

Cash paid during the period for:
   Interest (net of amounts
     capitalized)                       $  166       $  119
   Income taxes                         $  128       $  215

Non-cash transactions:
   Capital lease obligations incurred   $  635       $  477

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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1997 were allocated in March 1998 as follows: 97,406 shares of Class 2 ESOP
Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 889,031 shares were allocated in "book entry" form under the Supplemental Plan. Additionally, 2,087,531 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional
2,305,579 shares of Class 1 and Class 2 ESOP Preferred
Stock have been committed to be released by UAL since
January 1, 1998.

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

      The proceeds from the commercial paper, as well as $46 million from internally generated funds, were used to refinance $650 million face-value of equipment certificates supporting leveraged lease transactions between United and various lessors. During the second quarter, the Company purchased an additional $5 million face-value of equipment certificates using internally generated funds. While the terms of the original leases between United and these lessors remain unchanged, these actions effectively satisfy future minimum payments under these leases of $922 million, which are scheduled for payment as follows:

                         (In millions)
                                           After
        1998   1999   2000   2001   2002   2002    Total
        ----   ----   ----   ----   ----   -----   -----
         $11    $56    $57    $57    $52   $689    $922

      Additionally, in connection with the acquisition of one B747 aircraft, four A319 aircraft, and several aircraft simulators, the Company issued $226 million of secured notes during the nine-month period.

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

                             Three Months Ended   Nine Months Ended             Ended
                                September 30         September 30
                               1998      1997       1998      1997
                               ----      ----       ----      ----
Net earnings, as reported     $ 420     $ 571      $ 755     $ 912
  Other comprehensive income      1        -           1        (2)
                               ----      ----       ----      ----
Total comprehensive income    $ 421     $ 571      $ 756     $ 910
                               ====      ====       ====      ====

      Accumulated other comprehensive income included in other stockholder's equity was $(1) million and $(2) million at September 30, 1998 and December 31, 1997, respectively.

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

      At September 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $7.2 billion, after deducting advance payments. An estimated $0.5 billion will be spent during the remainder of 1998, $2.5 billion in 1999, $1.8 billion in 2000 and $2.4 billion in 2001 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. The above amounts include commitments for the August 1998 order with Airbus Industrie for an additional 10 A319 and 12 A320 aircraft to be delivered through 2001. These commitments, combined with aircraft retirements, are part of the Company's plan to eventually increase the fleet to an expected 645 aircraft at the end of 2001.


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION  AND RESULTS OF OPERATIONS
           -------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $795 million at September 30, 1998, compared to $777 million at December 31, 1997. Cash flows from operating activities for the nine-month period amounted to $2.8 billion. Financing activities included principal payments under debt and capital lease obligations of $247 million and $270 million, respectively and deposits of an equivalent $160 million in Japanese yen, French francs and German marks with certain banks in connection with the financing of capital lease transactions. Additionally, the Company issued $831 million in debt during the period and used part of the proceeds to purchase $655 million in equipment certificates under Company operating leases. See "Long-Term Debt and Lease Obligations" in the Notes to Consolidated Financial Statements for further details.

      Property additions, including aircraft and aircraft spare parts, amounted to $2.4 billion, while property dispositions resulted in proceeds of $413 million. In the first nine months of 1998, United took delivery of ten A320, thirteen A319, four B777, two B757, four B767 and three B747 aircraft. Thirty-one of the aircraft were purchased and five were acquired under capital leases. Eight of the aircraft purchased during the period were later sold and then leased back. In addition, United acquired four B727 and two DC10-10 aircraft off lease during the first nine months and retired twenty-five B737, four B747 aircraft and two DC10 aircraft.

      At September 30, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated $7.2 billion, after deducting advance payments. Of this amount, an estimated $0.5 billion is expected to be spent during the remainder of 1998. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.



RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $1,265 million in the first nine months of 1998, compared to $1,141 million in the first nine months of 1997. United's net earnings were $755 million compared to $912 million during the same period of 1997. The 1997 nine-month period includes an after-tax one-time gain of $235 million on the ATS/Galileo transaction (see "Sale of Affiliate").

      In the third quarter of 1998, United's earnings from operations were $687 million compared to $548 million in the third quarter of 1997. United had net earnings in the 1998 third quarter of $420 million compared to $571 million in the same period of 1997. The 1997 third quarter includes an after-tax one-time gain of $235 million on the ATS/Galileo transaction (see "Sale of Affiliate").

      Specific factors affecting United's consolidated operations for the third quarter and first nine months of 1998 are described below.

Third Quarter 1998 Compared with Third Quarter 1997
---------------------------------------------------
      Operating revenues increased $142 million (3%) and United's revenue per available seat mile (unit revenue) decreased very slightly to 10.39 cents compared to 10.43 cents a year ago. Passenger revenues increased $116 million (3%) despite a 2% decrease in yield from 12.33 to 12.10 cents due to a 5% increase in United's revenue passenger miles. Available seat miles across the system were up 4% over the third quarter of 1997, resulting in a passenger load factor increase of 0.8 point to 76.1%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------
                                                            Revenue Per Revenue
              Available Seat Miles  Revenue Passenger Miles    Passenger Mile
                    (Capacity)              (Traffic)              (Yield)
              --------------------  ----------------------- -------------------
Domestic                6%                     8%                     4%
Pacific                (9%)                   (6%)                  (20%)
Atlantic               10%                     8%                    (5%)
Latin America          20%                     8%                   (10%)

          Domestic yields increased as the U.S. economy continued to expand and industry capacity growth remained relatively modest. Results were also helped by the pilot strike at Northwest Airlines. Pacific yields continue to be negatively impacted by the weakness of most Pacific currencies compared to the U.S dollar, especially the Japanese yen, and the effects of the Asian economic turmoil on demand for travel. Year-over-year in the third quarter of 1998 the Japanese yen was 18% weaker compared to the U.S. dollar. Yields in other international markets have been impacted by a negative pricing environment resulting from excess industry capacity and weakened economies.

          Cargo revenues increased $3 million (1%) on increased freight ton miles of 3%. A 1% higher freight yield was offset by a 5% lower mail yield, resulting in 1% decrease to cargo yield for the period. Other operating revenues increased $23 million (9%) due to growth in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $3 million (0.1%) and United's cost per available seat mile inclusive of ESOP compensation expense decreased 3%, from 9.19 cents to 8.90 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.52 cents, a decrease of 1% from the 1997 third quarter. ESOP compensation expense decreased $83 million (32%), reflecting a decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of lower average price of UAL's common stock. Purchased services increased $55 million (17%) due to increases in computer reservations fees, credit card discounts, communications expense and Year 2000 related spending. Depreciation and amortization increased $17 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $85 million (7%) due to ESOP mid-term wage adjustments which took place in July 1998 and increased staffing in certain customer-contact positions. Commissions decreased $55 million (13%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $40 million (8%) due to a 10% decrease in the cost of fuel from 65.3 cents to 58.5 cents a gallon. Aircraft maintenance increased $12 million (8%) due to an increase in engine overhauls. Aircraft rent decreased $14 million (6%) due to refinancing aircraft under operating lease. Other expenses increased $7 million (1%) as a result of higher advertising and promotion expense and cost of contract sales partly offset by the sale of ATS.

      Other expense amounted to $50 million in the third quarter of 1998 compared to $28 million in the third quarter of 1997 (excluding the gain on the ATS/Galileo transaction - see "Sale of Affiliate). Interest expense increased $20 million (27%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $2 million (15%) due to higher investment balances.

Nine Months 1998 Compared with Nine Months 1997
-----------------------------------------------
      Operating revenues increased $136 million (1%) and United's revenue per available seat mile (unit revenue) decreased 2% to 10.18 cents. Passenger revenues increased $149 million (1%) despite a 1% decrease in yield from 12.56 to 12.45 cents due to a 2% increase in United's revenue passenger miles. Available seat miles across the system were up 3%; however passenger load factor decreased 0.5 points to 72.1%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                 Increase (Decrease)
                                 -------------------
                                                            Revenue Per Revenue
              Available Seat Miles  Revenue Passenger Miles    Passenger Mile
                   (Capacity)               (Traffic)              (Yield)
              --------------------  ----------------------- -------------------
Domestic               4%                      4%                     3%
Pacific               (8%)                   (10%)                  (13%)
Atlantic              14%                     12%                    (5%)
Latin America         19%                      8%                    (8%)


      Pacific yields continue to be negatively impacted by the weakness of the Japanese yen compared to the dollar, and the effects of the Asian economic turmoil on demand for travel. Yields in other international markets have been impacted by a negative pricing environment resulting from excess industry capacity and weakened economies.

      Cargo revenues increased $32 million (5%) on increased freight ton miles of 9%. A relatively flat freight yield together with a 1% lower mail yield, resulted in a 1% decrease in cargo yield for the period. Other operating revenues decreased $45 million (5%) due primarily to the sale of the Apollo Travel Services Partnership ("ATS") in July 1997, partialy offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating expenses increased $12 million (0.1%) and United's cost per available seat mile inclusive of ESOP compensation expense decreased 3%, from 9.46 cents to 9.22 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.70 cents, a decrease of 3% from the 1997 nine-month period. ESOP compensation expense decreased $3 million (0.5%), reflecting the decrease in the estimated average fair value of ESOP stock committed to the supplemental ESOP as a result of UAL's lower common stock price. Purchased services increased $152 million (16%) due to increases in computer reservations fees, credit card discounts, communications expense and Year 2000 related spending. Depreciation and amortization increased $49 million (9%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $226 million (6%) due to ESOP mid-term wage adjustments which took place in July 1998 and increased staffing in certain customer-contact positions. Commissions decreased $159 million (14%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $213 million (14%) due to a 15% decrease in the cost of fuel from 70.1 cents to 59.4 cents a gallon. Aircraft rent decreased $34 million (5%) due to a reduction in the number of aircraft under operating lease and refinancing aircraft under operating lease. Other expenses decreased $29 million (2%) as a result of the sale of ATS.

      Other expense amounted to $119 million in the first nine months of 1998 compared to $75 million in the first nine months of 1997 (excluding the gain on the ATS/Galileo transaction - see "Sale of Affiliate). Interest expense increased $54 million (25%) due to the issuance of long-term debt in 1997 and 1998. Interest income increased $9 million (26%) due to higher investment balances.

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

     Also in July, United announced its intentions to improve compensation and benefits for the Company's nearly 2,000 administrative employees hired on or after February 1, 1994 ("post-ESOP employees"). Currently, the Company's administrative employees are being paid under a two-tier wage structure which went into effect at the time of the 1994 recapitalization. Effective April 13, 2000, the two-tier wage structure will be eliminated and post-ESOP employees will be paid on the same basis as those employees hired prior to February 1, 1994. In addition, on January 1, 1999, the benefits for post-ESOP employees will match those of employees hired prior to February 1, 1994, including company-paid medical, dental and pension. The Company expects the increase in salaries and related costs resulting from this change to be immaterial.


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

     In a related matter, the Omnibus Consolidated and Emergency Supplemental Appropriations Act signed by President Clinton on October 21, 1998, requires certain specified studies to be prepared and transmitted to Congress concerning the various factors which may impact competition in the airline industry. This legislation effectively suspends implementation of the above stated DOT policy until the required studies are completed.


UNITED-DELTA ALLIANCE
---------------------
      On April 30, 1998, United announced a tentative, seven-year bilateral alliance with Delta Air Lines, Inc. ("Delta") that allowed code-sharing between the carriers, if approved by both carriers' pilot unions, reciprocal participation in frequent flyer programs, as well as other areas of marketing cooperation.

      United and Delta initially expected to implement code-sharing on U.S. domestic flights and eventually including international flights in Latin America and the Pacific, pending agreement of both companies' foreign alliance partners and the appropriate governments. During August 1998, the Delta pilots' union said it would no longer consider the approval of the code-sharing aspect of the alliance. As a result, Delta has discontinued consideration of the code-sharing arrangements with United.

      Effective September 1, 1998, United and Delta participate in each other's frequent flyer programs. Frequent flyer members can earn miles on United and Delta flights within the United States, Puerto Rico and the U.S. Virgin Islands and choose to credit the miles to their frequent flyer account with either carrier. Effective October 15, participants in United's and Delta's frequent flyer programs can redeem miles on either carriers' routes within the United States, Puerto Rico and U.S. Virgin Islands.


UPDATE ON YEAR 2000 READINESS
-----------------------------
      The Company, like most corporations, faces potential problems if software applications, computer equipment and embedded computer chips fail to recognize calendar dates beginning in the year
2000. The Company has developed a five-step process to achieve
Year 2000 readiness: Awareness, Inventory, Assessment,
Remediation, and Testing. Awareness consists of the initial recognition that a program, system, or device could be date-sensitive and susceptible to malfunction. Inventory refers to the identification and documentation of all such programs, systems, and devices. Assessment refers to the evaluation and determination of what course of action should be taken with respect to a specific program, system or device. Remediation refers to the corrective action taken, such as repairing or replacing, to avoid malfunctions. Testing consists of all activities undertaken to gain assurance that the remediated program, system or device will function as expected for dates after 1999. The Company has established a Year 2000 Program office to oversee this process.

       The above-referenced five-step process is being applied in four major areas. The first area consists of the information systems maintained and supported by the Company's Information Services Division, collectively referred to as information technology or "IT" systems. The IT systems include, among other things, (1) the hardware related infrastructure, which includes voice and data communications networks, and (2) mainframe and non-mainframe based software applications. The Company develops and uses these software applications in functions such as reservations, ticketing, flight scheduling, seat inventory and customer service.

       The second area consists of user maintained applications that generally are not supported by the Company's Information Services Division. The third area consists of operational systems and devices that include, among other things, aircraft avionics, baggage handling, aircraft ground handling, passenger loading bridges, and flight simulators. User maintained applications and operational systems and devices are collectively referred to as "non-IT systems."

       The fourth area consists of the Company's critical business partners which would include, among others, air traffic control systems, airport authorities, telecommunications providers, computer reservation systems, and airframe and engine manufacturers.

       As discussed below, the Company remains on target in completing its five-step process. The awareness and inventory phases are complete. The assessment phase is complete with respect to IT and non-IT systems, and substantial progress has been made in the remediation phase of the IT systems, and with a few exceptions for non-critical systems, all IT and non-IT systems will be remediated by March 31, 1999. The assessment process is still ongoing with respect to critical business partners.

       IT systems. The Company remains on schedule for completing the
remediation of its hardware infrastructure.   Remediation and the
initial system testing of the mainframe hardware is expected to be completed by December 31, 1998, while all other hardware infrastructure, including data and voice networks, is expected to be remediated and tested by March 31, 1999. The Company is developing a plan to remediate desktop computers, all of which are expected to be remediated by June 30, 1999.

       Remediation and initial testing of all internally developed IT software applications is expected to be completed by December
31, 1998. Currently about 90% of the affected applications have been remediated. Of the remediated applications, most have been fully tested and the rest are in the final testing stage. The remaining 10% of affected applications are currently being remediated.

       System integration testing for all IT systems that are critical to the operations is expected to be completed by March 31, 1999, and system integration testing for all other systems is expected to be completed by June 30, 1999.

       Non-IT Systems. The technical assessment stage for non-IT Systems is complete. Most airport systems (including aircraft ground handling equipment, customer service equipment at airports and passenger loading bridges) are not date-sensitive and therefore will not require remediation. Those non-IT systems that are date-sensitive and critical to the Company's business, such as aircraft avionics and flight simulators, are scheduled to be remediated and tested by March 31, 1999, while all others are expected to be completed by June 30, 1999.

       Critical Business Partners. The Company has grouped its critical business partners into three categories: strategic, preferred or commodity. The "strategic" category consists of those partners, such as air traffic control systems, airport authorities, telecommunications providers, computer reservation systems, and airframe and engine manufacturers, without which the Company would cease to operate. The "preferred" category consists of partners that have substantial interaction with the Company, but whose absence would not necessarily cause an immediate or irreversible interruption or cessation of business operations. The "commodity" category consists of those partners who provide goods or services that could be readily replaced and whose absence would not materially impact the business. The Company has been contacting its "strategic" partners to ascertain their state of Year 2000 readiness, and the Company expects to have contacted all of them by December 31, 1998. The other partners (preferred and commodity) are expected to be contacted by March 31, 1999.

       The Company is working closely with the Air Transport Association ("ATA"), an industry organization consisting mostly of North American airlines. The ATA has undertaken a study to assess the process that major domestic airports are using to achieve Year 2000 readiness. Preliminary results of that study suggest most of the larger domestic airports are making progress toward being Year 2000 ready. Many of the smaller domestic airports do not, as yet, have detailed Year 2000 plans in place.
A similar project is underway with the International Air
Transport Association to review the Year 2000 process at international airports. Current information suggests that some key international airports may be behind schedule.

       The Company's aircraft manufacturers have concluded that there are no flight safety issues. However, the Company continues to test its aircraft systems and to work with its manufacturers to ensure Year 2000 readiness.

       To date, the Company has projected that it will cost approximately $70 million ($22 million in capital spending and $48 million in expense) to make the Company Year 2000 ready. Of that total, $23 million has already been spent and $10 million is expected to be spent during the fourth quarter of 1998, while the remaining $37 million is expected to be spent in 1999. All the amounts expected to be recognized as expense in 1998 have been taken into consideration in the earnings outlook discussed in the "Outlook for the Fourth Quarter and Full Year 1998" section. Because the Company is still determining the remediation plans for desktop hardware and some non-IT systems, final costs could differ significantly from the above estimates.

       A series of airline readiness reviews are planned during the second quarter of 1999 to ensure aircraft, airports, support groups and critical business partners are prepared for Year 2000 and can provide uninterrupted operations. The Company will complete a risk analysis and develop risk estimates after completing the airline readiness reviews. Based on the results of the airline readiness review, the Company will develop any contingency plans that are needed. At this point in time, the Company does not have specific Year 2000 contingency plans in place.

     The Company believes that the current and planned activities to modify its systems will reduce the risks of a business interruption. A failure by its systems to be Year 2000 ready could materially and adversely impact the Company's results of operations, liquidity and financial condition. The Company also relies heavily upon its critical business partners in carrying out its normal business activities. Failure by critical business partners to be Year 2000 ready could materially and adversely impact the Company's results of operations, liquidity and financial condition. Due to the general uncertainty surrounding the Year 2000 problem, and the uncertainty surrounding the readiness of its critical business partners, the Company is unable at this time to determine if any failure will occur or if such failure will have a material impact on the Company's results of operations, liquidity or financial condition.

       Readers are cautioned that the Year 2000 section contains forward-looking information. Please see the "Outlook" for a list of some of the factors that could cause actual results to differ materially from expected results.


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

OUTLOOK
-------
      In the fourth quarter of 1998, available seat miles are expected to increase approximately 3%, with total system revenue per available seat mile approximating last year within 1% up or down. Costs per available seat mile excluding ESOP charges are expected to approximate 1% worse than the prior year. This unit cost forecast assumes the average cost of jet fuel per gallon in the fourth quarter is lower in 1998 than in 1997. Industry capacity increases in international markets and the economic situation in Asia are forecast to adversely affect international revenue performance.

      In November, the Company implemented changes to its travel agency commission rate for international travel purchased in the U.S. and Canada. Effective November 12, 1998, tickets purchased in the U.S.
and Canada for travel outside those points will earn an 8% base commission rate with a maximum pay out of $50 one-way ($100 round-trip). This action is expected to save approximately $100 million annually in commission costs.

      The information included in the previous paragraph and in the paragraph "Update on Year 2000 Readiness" as well as the asterisked information in Item 3 below, is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, international revenues, unit revenues, unit costs and fuel prices include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the economic environment of the airline industry and the general economic environment. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration to achieve Year 2000 readiness.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative
Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 1997. Significant changes which have occurred since year-end are as follows:

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)
--------------------------------------------
                                       Notional     Average       Estimated Fair Value
                                        Amount   Contract Rate  as of September 30, 1998
                                       --------  -------------  ------------------------
Purchased call contracts - Crude oil    $ 515     $17.40/bbl             $  24
                         - Heating oil  $  25     $ 0.42/gal             $   2

Sold put contracts - Crude oil          $ 368     $17.46/bbl             $ (40)
                   - Heating oil        $  19     $ 0.43/gal             $  (1)


Foreign currency (Japanese Yen) -

(In millions, except average contract rates)
--------------------------------------------
                                       Notional     Average       Estimated Fair Value
                                        Amount   Contract Rate  as of September 30, 1998
                                       --------  -------------  ------------------------
Purchased put contracts                 $ 356       $130.68              $  21

Sold call contracts                     $ 358       $129.68              $ (13)


       The appreciation of the Japanese yen during October 1998 decreased the estimated fair market value of the sold calls by $35 million to $40 million, some or all of which may be recognized as an expense in the fourth quarter of 1998 depending upon the relative value of the Japanese yen versus the U.S. dollar during and at the end of the period.*


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 5.  Other Information.
-------  -----------------

      In November, the Company implemented changes to its travel agency commission rate for international travel purchased in the U.S. and Canada. Effective November 12, 1998, tickets purchased in the U.S.
and Canada for travel outside those points will earn an 8% base commission rate with a maximum pay out of $50 one-way ($100 round-trip).

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits

              A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the third quarter of 1998.



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


                                   UNITED AIR LINES, INC.

                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (principal financial officer)


                                   By:  /s/ Frederic F. Brace
                                        ---------------------
                                        Frederic F. Brace
                                        Vice President - Finance
                                        (principal accounting officer)



Dated:  November 13, 1998


                          Exhibit Index
                          -------------

Exhibit No.                    Description
-----------                    -----------

12             Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.