Form 10-K405
period 1998-12-31
UNITED AIR LINES INC
filed 1999-03-17
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________

Commission File No. 33-21220

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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                     ON WHICH REGISTERED
     -------------------                    ---------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of common stock outstanding as of March 15, 1999 was 200. The Registrant is a wholly-owned subsidiary of UAL
Corporation, and there is no market for the Registrant's common stock.

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

     United is the principal subsidiary of UAL Corporation, a Delaware corporation ("UAL"), and is wholly owned by UAL. United accounted for virtually all of UAL's revenues and expenses in 1998. United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the United States and abroad.

Airline Operations
------------------

     During 1998, United carried, on average, more than 238,000 passengers per day and flew more than 125 billion revenue passenger miles. It is the world's largest airline as measured by revenue passenger miles flown, providing passenger service in 28 countries.

     United has a global network of major connecting airports:
Chicago, Denver, San Francisco, Los Angeles, Washington, D.C., Miami, Frankfurt, London, Tokyo, and Toronto. This network of major connecting airports is designed to fly travelers between North America (domestic segment) and the Pacific, Latin America and Europe (international segment). Operating revenues attributed to United's North America segment were approximately $ 12.0 billion in 1998, $11.2 billion in 1997, and $10.7 billion in 1996. Operating revenues attributed to United's international segment were approximately $5.5 billion in 1998, $6.1 billion in 1997, and $5.6 billion in 1996.

     Since October 1994, United has operated a service, United Shuttle(R), within its domestic segment. This service is designed to compete with low-cost carriers on routes fewer than 750 miles. While United Shuttle is principally concentrated on the West Coast, it has also expanded into the Denver market. United Shuttle offers approximately 466 daily flights on 25 routes between 21 cities in the western United States. United Shuttle provides critical feed traffic, at competitive prices, for United.

     Pacific. Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Beijing, Hong Kong, Shanghai and Singapore. United also provides nonstop service between Chicago and Hong Kong; between San Francisco and Hong Kong, Osaka and Taipei; between Los Angeles and Hong Kong and Osaka; and between Honolulu and Tokyo. Additionally, United provides service between Hong Kong and Bangkok. Service between Delhi and Hong Kong will be terminated in April 1999.

     During 1998, the U.S. and Japan entered into a new air services agreement providing that certain carriers, including United, will have no limits on the number of frequencies they can operate, permitting code-sharing between U.S. and Japanese carriers, and settling long-standing disputes regarding the utilization of "beyond Japan" flying rights. United holds significant traffic rights beyond Japan; these rights, when economic conditions improve, will allow United to add service from Japan to other Asian points.

     United serves the South Pacific market with flights between Sydney and each of Los Angeles and San Francisco, and between Los Angeles and each of Auckland and Melbourne. In 1998, United was the leading U.S. carrier in the Pacific in terms of available seat miles. United's Pacific operations accounted for 16% of United's revenues in 1998.

     Atlantic. United provides nonstop passenger service between seven U.S. cities and London, as well as service between London and Amsterdam; nonstop service between Paris and each of Chicago, San Francisco, and Washington Dulles; nonstop service between Washington Dulles and each of Amsterdam, Brussels, Frankfurt, Milan and Munich; and nonstop service between Chicago and each of Dusseldorf and Frankfurt. In April 1998, United initiated a second nonstop flight between Chicago and London Heathrow and operates a third flight on a seasonal basis. In 1998, United's Atlantic operations accounted for 11% of United's revenues. In 1999, new service between Boston and London will be added, but service between London and Delhi will be terminated. Possible trans-Atlantic service from the U.S. to Delhi is under consideration.

     The European Commission is investigating transatlantic alliances, including the alliance between United, Lufthansa, and SAS, and the impact that this and similar alliances may have upon competition. The Commission has proposed certain conditions, such as frequency reductions, slot forfeitures, prohibitions on combining frequent flyer programs, and restrictions on display screens of computer reservation systems, which, if implemented, may impair the efficiency of United's alliance with Lufthansa and SAS.

     Latin America. United provides passenger service between Miami and each of Buenos Aires, Caracas, Lima, Montevideo (one stop), Rio de Janeiro, Santiago and Sao Paolo; between Los Angeles and each of Guatemala City, Mexico City, and San Salvador; between New York and each of Buenos Aires, Caracas, Sao Paolo, and San Juan; between Chicago and each of Buenos Aires, Mexico City, San Juan, and Sao Paolo; and between Mexico City and each of San Francisco and Washington Dulles. United also provides service between Costa Rica and Mexico City. In July 1998, nonstop service was added between Washington Dulles and San Salvador, but was cancelled effective January 16, 1999. In 1998, United's Latin America operations accounted for 5% of United's revenues.

     Financial information relative to the Company's operating segments can be found in Note 14 to the Consolidated Financial
Statements in this Form 10-K.

     Alliances. United has formed bilateral alliances with other airlines to provide its customers more choices and to participate worldwide in markets that it cannot serve directly for commercial or governmental reasons. An alliance is a collaborative marketing arrangement between carriers which can include joint frequent flyer participation, coordination of reservations, baggage handling, and flight schedules, and code-sharing of operations. "Code-sharing" is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier. Through an alliance, carriers can provide their customers a seamless global travel network under their own airline code. United now participates in a multilateral alliance, the STAR Alliance(TM).

     The Star Alliance, of which United is a founding member, includes Lufthansa, Air Canada, SAS, Thai Airways, and Varig. The Star Alliance is an integrated worldwide transport network that provides customers with global recognition and a wide range of other benefits. The Star Alliance should enable its member carriers to more effectively compete with other worldwide alliances. In May 1998, Air New Zealand and Ansett Australia announced their plans to join the Star Alliance, effective April 1999. All Nippon Airways is expected to join in October 1999.

     Other bilateral alliance air carriers include Aeromar, Air New Zealand, All Nippon, ALM Antillean, Aloha, British Midland, Cayman Airways, Continental Connection, Emirates, Gulfstream International, Mexicana, Saudi Arabian, and TW Express. United holds integrated antitrust immunity with Lufthansa and SAS, and bilateral immunity with Air Canada.

     In April 1998, United and Delta Air Lines announced a tentative, seven year bilateral alliance which included code-sharing, reciprocal participation in their frequent flyer programs, and coordination of marketing efforts. That agreement was mutually terminated as of February 1, 1999, with the exception of reciprocal participation in each carrier's frequent flyer program. The reciprocal frequent flyer participation was implemented in September 1998.

     In addition, United has a marketing program in North America, known as the United Express(R), under which independent regional carriers, utilizing turboprop equipment and regional jets, feed United's major airports and international gateways. The carriers in the United Express program provide service to United at 181 airports.

     Cargo Service. In 1998, United's cargo division accounted for approximately 5% of the Company's operating revenues. United operates all-cargo service between the U.S. and Asia with four DC10-30F freighter aircraft. A large cargo transfer facility was opened in Honolulu during the second quarter of 1998. The Hawaii facility is expected to be a major connection point for Japanese traffic to and from the U.S. mainland, and for local traffic in and out of Hawaii.

     Frequent Flyer Program. United established the Mileage Plus(R) frequent flyer program to retain and develop passenger loyalty by offering awards to frequent travelers. Mileage Plus members earn mileage credit for flights on United, United Shuttle, United Express and certain other participating airlines, or for utilizing the goods and services of other program participants, such as hotels, car rental companies and bank credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel awards on United and other participating airlines, or for other travel industry awards.

     Travel awards can be redeemed at the "Standard" level for any unsold seat on any United flight to every destination served by United. Redemption at the "Saver" award level, however, is restricted with expiration dates, blackout periods and capacity controlled bookings, thereby limiting the use of Saver awards on certain flights.

     When a travel award level is attained, liability is recorded for the incremental costs of accrued credits based on expected redemptions. United's incremental costs include the additional costs of providing service for what would otherwise be a vacant seat, such as fuel, meal, personnel and ticketing costs. The incremental costs do not include any contribution to overhead or profit.

     At December 31, 1998, the estimated number of outstanding awards was approximately 6.1 million, as compared with 6.2 million at the end of the prior year. United estimates that 4.6 million of such awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $195 million, which is unchanged from the previous year. Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because: (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

     The number of Mileage Plus awards used on United in 1998 was 2.1 million, compared to 1.8 million in 1997 and 1.5 million in 1996. Such awards represented 9% of United's total revenue passenger miles in 1998, 8% in 1997, and 7% in 1996. These low percentages, as well as seat availability restrictions on the use of Saver awards (the most popular redemption), kept displacement, if any, of revenue passengers by users of Mileage Plus awards to a minimum.

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

     In its international service, United competes not only with U.S. carriers but also with national flag carriers of foreign countries, which in certain instances enjoy forms of governmental support not available to U.S. carriers. Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation"). United has advantages over foreign air carriers in the United States because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points (known as cabotage) in the United States. United experiences the same restriction in foreign countries.

     In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements which allow the carriers to provide feed to each other's flights. (See "Airline Operations - Alliances")

     Distribution Channels. Travel agents account for a substantial percentage of United's sales. In November 1998, as part of its ongoing effort to control costs, United capped at $100 the maximum commission payable for international travel purchased in the U.S. or Canada for travel outside those countries.

     The use of electronic distribution systems is also an important cost control initiative of United. United continues to expand the capabilities of its web site and observed an increase in 1998 in its internet bookings. The U.S. government and the European Commission are considering placing restrictions on the Internet products offered directly by the airlines as they also review the larger issue of restrictions on computer reservation systems.

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

     United's operations require licenses issued by the aviation authorities of the foreign countries that United serves. Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United's domestic operations. United's ability to serve some foreign markets and its expansion into many of these markets are presently restricted by lack of aviation agreements to allow such service or, in some cases, by the restrictive terms of such agreements.

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

     Airport Access. Take-off and landing rights ("slots") at Chicago O'Hare International Airport, New York John F. Kennedy International, New York LaGuardia and Washington Reagan National airports, are limited by the "high density traffic rule." Under this rule, slots may be bought, sold or traded. The DOT, however, can require carriers to relinquish slots for reallocation if they fail to meet certain minimum-use standards.

     For the past few years, the DOT has been confiscating slots from incumbent carriers at Chicago O'Hare, including United, to provide more opportunities for foreign carriers. In 1997, the DOT began creating slots at certain slot-controlled airports to allow the entry of "new entrant" carriers. United holds a sufficient number of slots at airports subject to the high-density rule, but its ability to expand could be constrained if sufficient additional slots are not available on satisfactory terms.

     On February 9, 1999, federal transportation officials announced a plan to abolish, over a five year period, the high density traffic rule at Chicago's O'Hare and New York's Kennedy and Laguardia airports. The plan requires Congressional action. It is too early to determine what impact, if any, this proposal would have on the Company if enacted.

     United currently has a sufficient number of leased gates and other airport facilities, but expansion by United may be constrained at certain airports by insufficient availability of gates on attractive terms or other factors, such as noise restrictions.

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

     United will generally meet Stage 3 requirements by retiring Stage 2 aircraft and replacing some with newer Stage 3 aircraft, and by retrofitting the remaining Stage 2 aircraft with special equipment (known in the industry as "hushkits"). Most of the hushkits will be acquired through a swap of retired or retiring DC10-10 aircraft. The cost of acquiring the remaining hushkits is included in the Company's capital commitments disclosed under "Liquidity and Capital Resources" of Item 7.

     Federal and state environmental laws require that underground storage tanks (USTs) be upgraded to new construction standards and equipped with leak detection. These requirements are phased in based on the age, construction and use of existing tanks. United operates a number of underground and above-ground storage tanks throughout its system. They are used for the storage of fuels and deicing fluids.
A program for the removal or upgrading of USTs, ongoing since 1987, was completed in 1998.

     United has been identified as a potentially responsible party in some state and federal recovery actions involving soil and groundwater contamination. United estimates the total cost of remediation to range from $43 million to $79 million.

     The EPA and FAA signed a Memorandum of Agreement in February 1998 to develop a voluntary process with the airline industry to reduce emissions that lead to ozone formation. This MOA includes a proposal that carries a "voluntary engine retrofit program" to reduce emissions from aircraft engines. As a result of this MOA, the carriers, EPA, FAA and local and state regulators have been involved in negotiations on the scope and content of the voluntary program. Despite proposals from the airline industry, this process has not yet resulted in an agreed program.

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

Fuel
----

     United's results of operations are significantly affected by the price and availability of jet fuel. It is estimated that every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $31 million in United's annual fuel costs. The average price per gallon of jet fuel in 1998 declined 15.1%. Changes in fuel prices are industry-wide occurrences that benefit or harm United's competitors as well as United, although fuel-hedging activities may affect the degree to which fuel-price changes affect individual companies. To assure adequate supplies of fuel and to provide a measure of control over fuel costs, United ships fuel on major pipelines and stores fuel close to its major hub locations.

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

Employees - Labor Matters
-------------------------

     At December 31, 1998, United and its subsidiaries had more than 95,035 employees. Approximately 82% of United's employees are represented by various labor organizations.

     The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups as of December 31, 1998 are as follows:


                              Number of                   Contract Open
       Employee Group         Employees      Union        For Amendment
       --------------         ---------      -----        -------------

       Mechanics, ramp
       service & other
       ground employees        26,446         IAM          July 12, 2000

       Passenger Service
       Employee Group          19,198         IAM              N/A*

       Flight attendants       22,681         AFA          March 1, 2006

       Pilots                   9,292         ALPA         April 12, 2000
       ___________________________

*Began negotiations December 8, 1998 for a first contract.


ITEM 2.  PROPERTIES.

Flight Equipment
----------------

     As of December 31, 1998, United's operating aircraft fleet totaled 577 jet aircraft, of which 268 were owned and 309 were leased. These aircraft are listed below:


                      Average                                  Average
 Aircraft Type      No. of Seats    Owned   Leased*   Total   Age (Years)
 -------------      ------------    -----   -------   -----   -----------

  A319-100             126           10       10        20         1
  A320-200             144           11       40        51         3
  B727-200             147           65       10        75        20
  B737-200             109           24        0        24        19
  B737-300             129           10       91       101        10
  B737-500             112           27       30        57         6
  B747-100             450            4        0         4        28
  B747-200             347            2        7         9        20
  B747-400             363           15       21        36         5
  B757-200             188           41       55        96         7
  B767-200             168           19        0        19        16
  B767-300             213            8       19        27         6
  B777-200             290           16       18        34         2
  DC10-10              288           13        3        16        22
  DC10-30              298            1        3         4        20
  DC10-30F             N/A            2        2         4        19

  TOTAL OPERATING
  FLEET                             268      309       577        10
                                    ===      ===       ===       ===

    * United's aircraft leases have initial terms of 10 to 26 years, and expiration dates range from 1999 through 2020. Under the terms of leases for 302 of the aircraft in the operating fleet, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.

     As of December 31, 1998, 69 of the 268 aircraft owned by United were encumbered under debt agreements.

     The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 1998:

       Aircraft Type    Number      To Be Delivered        Delivery Rate
       -------------    ------      ---------------        -------------

        A319-100          27           1999-2002           0-2 per month
        A320-200          35           1999-2002           0-3 per month
        B747-400          15           1999-2002           0-2 per month
        B757-200           2                1999           0-2 per month
        B767-300          10           1999-2002           0-1 per month
        B777-200          18           1999-2002           0-2 per month

          Total          107

Ground Facilities and Equipment
-------------------------------

     United has entered into various leases relating to its use of airport-landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. Major leases expire at Chicago O'Hare in 2018, San Francisco in 2011, Washington Dulles in 2014 and Los Angeles in 2021. United also has leased ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system. In suburban Chicago, United owns a 106-acre complex consisting of more than one million square feet of office space for its world headquarters, a computer facility and a training center.

     United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, three-million square feet of floor space and 12 aircraft hangar docks under lease expiring in 2007, with an option to extend for 10 years. United's Indianapolis Maintenance Center ("IMC") is operated under a lease with the Indianapolis Airport Authority that expires in 2031. IMC is a major aircraft maintenance and overhaul facility and is being used for maintenance of Boeing B737, B757, B767 and A320 aircraft. United also has a major facility at the Oakland, California airport, dedicated to airframe maintenance.

     At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 44 gates and more than one million square feet of exclusive or preferential use terminal building space. United's flight training center, located at the former Stapleton International Airport, was purchased by United from the City and County of Denver and can accommodate 36 flight simulators and more than 90 computer-based training stations.

ITEM 3.  LEGAL PROCEEDINGS.

     No material legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.



                               PART II
                               -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.

     United is a wholly-owned subsidiary of UAL.


Item 6.   Selected Financial Data and Operating Statistics
----------------------------------------------------------

(In Millions, Except Rates)                      Year Ended December 31
                                          1998    1997    1996    1995    1994
                                          ----    ----    ----    ----    ----
Operating revenues                      $17,518 $17,335 $16,317 $14,895 $13,887
Earnings before extraordinary item and
 cumulative effect of accounting changes    803     941     601     371      66
Extraordinary loss on early
 extinguishment of debt, net of tax           -      (9)    (67)    (30)      -
Cumulative effect of accounting changes,
 net of tax                                   -       -       -       -     (26)
Net earnings                                803     932     534     341      40
Total assets at year-end                 18,830  15,768  12,901  11,393  11,952
Long-term debt and capital lease
 obligations, including current portion   5,373   4,259   3,309   3,553   4,015

Revenue passengers                           87      84      82      79      74
Revenue passenger miles                 124,609 121,426 116,697 111,811 108,299
Available seat miles                    174,008 169,110 162,843 158,569 152,193
Passenger load factor                      71.6%   71.8%   71.7%   70.5%   71.2%
Breakeven passenger load factor            64.9%   66.0%   66.0%   66.1%   68.2%
Passenger revenue per passenger mile
 (in cents)                                12.4    12.6    12.4    11.8    11.3
Operating revenue per available
 seat mile (in cents)                      10.1    10.3    10.0     9.4     9.1
Operating expense per available
 seat mile (in cents)                       9.2     9.5     9.3     8.9     8.8
Operating expense per available seat
 mile excluding ESOP charges (in cents)     8.8     8.9     8.9     8.6     8.6
Fuel gallons consumed                     3,029   2,964   2,883   2,822   2,697
Average price per gallon of
 jet fuel (in cents)                       59.0    69.5    72.2    59.5    58.8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------
     This section contains forward-looking statements which are identified with an asterisk (*). Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 1999."

      On July 12, 1994, the stockholders of UAL Corporation ("UAL") approved a plan of recapitalization that provides an approximately 55% equity and voting interest in UAL to certain employees of United Air Lines, Inc. ("United") in exchange for wage concessions and work-rule changes. The employees' equity interest is being allocated to individual employee accounts through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as part of the recapitalization. Since the ESOP shares are being allocated over time, the current ownership interest held in the ESOPs is less than 55%. The entire ESOP voting interest is currently exercisable, which is voted by the ESOP trustee at the direction of, and on behalf of, the holders of the ESOP stock.

Liquidity and Capital Resources
-------------------------------
Liquidity -
      United's total of cash and cash equivalents and short-term investments was $686 million at December 31, 1998, compared to $777 million at December 31, 1997. Operating activities during the year generated $3.115 billion. Cash was used primarily to fund net additions to property and equipment.

      Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $2.831 billion, while property dispositions resulted in proceeds of $452 million. In 1998, United took delivery of ten A320, sixteen A319, four B777, two B757, four B767 and five B747 aircraft. Thirty-four of these aircraft were purchased and seven were acquired under capital leases. Eight of the aircraft purchased during the year were later sold and then leased back under capital leases. Additionally, United acquired six B727 and three DC10-10 off-lease during 1998 and retired twenty-eight B737, five B747 and six DC10-10 aircraft.

      Financing activities included principal payments under debt and capital lease obligations of $260 million and $320 million, respectively and $154 million in aircraft lease deposits with certain banks in connection with the financing of capital lease transactions. Additionally, the Company issued $928 million in debt and used part of the proceeds to purchase $655 million in equipment certificates under Company operating leases.

      Included in cash and cash equivalents at December 31, 1998 were $142 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.
United is obligated to reacquire the securities at the end of the contract.

      As of December 31, 1998, United had a working capital deficit of $2.893 billion as compared to $2.381 billion at December 31, 1997. Historically, United has operated with a working capital deficit and, as in the past, United expects to meet all of its obligations as they become due. In addition, United may from time to time repurchase on the open market, in privately negotiated purchases or otherwise, its debt securities.

      United has available a $750 million revolving credit facility, as well as a separate $227 million short-term borrowing facility, as described in Note 7 "Short-Term
Borrowings" in the Notes to Consolidated Financial
Statements.

      Prior Years. Operating activities in 1997 generated cash flows of $2.562 billion and the Company's sale of its interest in the Apollo Travel Services Partnership provided $539 million in cash proceeds (see "Sale of Affiliate"). Cash was used primarily to fund net additions to property and equipment of $2.812 billion. Financing activities also included the early extinguishment of $135 million in principal amount of various debt securities, mandatory repayments of long-term debt totaling $135 million and payments under capital leases of $146 million. In addition, the Company made $112 million in aircraft lease deposits with certain banks in connection with the financing of certain aircraft acquired under capital lease transactions and issued $597 million of enhanced pass through certificates.

      Operating activities in 1996 generated cash flows of $2.397 billion. Cash was used primarily to repay long-term debt and to fund net additions to property and equipment.
In addition to the early extinguishment of $627 million in principal amount of various debt securities, United made mandatory repayments of long-term debt totaling $150 million and payments under capital lease obligations of $111 million during the year. Financing activities also included aircraft lease deposits of $110 million with certain banks in connection with the financing of certain capital lease transactions. Net property additions amounted to $1.482 billion.

Capital Commitments -
      At December 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$6.8 billion, after deducting advance payments. Of this amount, an estimated $2.7 billion is due to be spent in 1999. For further details, see Note 13 "Commitments,
Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Resources -
      Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, external financing arrangements or other external sources.

      At December 31, 1998, United's senior unsecured debt was rated BB+ by Standard and Poor's ("S & P") and Baa3 by
Moody's Investors Service Inc. ("Moody's").


Results of Operations
---------------------
Summary of Results -
      United's earnings from operations were $1.447 billion in 1998, compared to operating earnings of $1.226 billion in 1997. United's net earnings in 1998 were $803 million compared to net earnings of $932 million in 1997.

      The 1997 earnings include an extraordinary loss of $9 million, after tax, on early extinguishment of debt and an after-tax gain on the ATS/Galileo transaction (see "Sale of Affiliate") of $235 million.

      1998 Compared with 1997 -
      -------------------------
      Operating Revenues. Operating revenues increased $183 million (1%) while United's revenue per available seat mile (unit revenue) decreased 2% to 10.07 cents. Passenger revenues increased $178 million (1%) due to a 3% increase in United's revenue passenger miles despite a 1% decrease in yield from 12.55 to 12.36 cents. Available seat miles across the system were up 3% year over year; however, passenger load factor decreased 0.2 point to 71.6%. The following analysis by market is based on information reported to the U.S. Department of Transportation:


                                 Increase (Decrease)
                                 -------------------
            Available Seat      Revenue Passenger Miles   Revenue Per Revenue
           Miles (Capacity)            (Traffic)         Passenger Mile (Yield)
           ----------------     -----------------------  ---------------------
Domestic          4%                       5%                       2%
Pacific          (9%)                    (10%)                    (13%)
Atlantic         15%                      11%                      (3%)
Latin America    17%                       9%                      (8%)

        Pacific yields continue to be negatively impacted by the weakness of the Japanese yen compared to the dollar during the first nine months of 1998, and the continued effects of the Asian economic turmoil on demand for travel. Yields in other international markets have been impacted by a negative pricing environment resulting from excess industry capacity and weakened economies.

      Cargo revenues increased $21 million (2%) on increased freight ton miles of 6%. A relatively flat freight yield together with a 1% lower mail yield, resulted in a 1% decrease in cargo yield for the year. Other operating revenues decreased $16 million (1%) due to the sale of ATS in July 1997, partially offset by increases in frequent flyer program partner-related revenues and contract sales to third parties.

      Operating Expenses. Operating expenses decreased $38 million (0.2%) and United's cost per available seat mile including ESOP compensation expense decreased 3%, from 9.53 cents to 9.24 cents. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.76 cents, a decrease of 2% from 1997. ESOP compensation expense decreased $158 million (16%) reflecting the decrease in the estimated average fair value of stock committed to the Supplemental ESOP. Purchased services increased $220 million (17%) due to increases in computer reservations fees, credit card discounts, communications expense and Year 2000-related spending. Depreciation and amortization increased $69 million (10%) due to an increase in the number of owned aircraft and an $11 million decrease in gains on asset sales, from $23 million in 1997 to $12 million in 1998. Salaries and related costs increased $322 million (6%) due to ESOP mid-term wage adjustments which took place in July 1998 and increased staffing in certain customer-oriented positions. Aircraft fuel decreased $273 million (13%) as a result of a 15% decrease in the average cost of fuel from 69.5 cents to 59.0 cents a gallon. Commissions decreased $183 million (12%) due to a change in the commission structure implemented in the third quarter of 1997 as well as a slight decrease in commissionable revenues. Aircraft rent decreased $48 million (5%) as a result of refinancing aircraft under operating lease.

      Other Income and Expense. Other income (expense) amounted to $227 million in expense in 1998 compared to $262 million in income in 1997. Interest expense increased $72 million (25%) in 1998 due to the issuance of long-term debt in 1997 and 1998. Interest income increased $8 million (16%) due to higher investment balances. In 1998, foreign exchange losses increased $65 million. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in income in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced during the fourth quarter of 1998 as a result of the appreciation in value of the Japanese yen, relative to the U.S. dollar. This mismatch resulted in a pre-tax charge of $52 million which is included in foreign exchange losses. In addition, 1997 included a $275 million gain on the sale of ATS and a $103 million gain on the initial public offering of Galileo stock.

1997 Compared with 1996 -
-------------------------
      Operating Revenues. Operating revenues increased $1.018 billion (6%) and United's revenue per available seat mile (unit revenue) increased 2% to 10.25 cents. Passenger revenues increased $877 million (6%) due to a 4% increase in United's revenue passenger miles and a 2% increase in yield to 12.55 cents. Available seat miles across the system were up 4% year over year resulting in a slight increase to system passenger load factor of 0.1 point to 71.8%. The following analysis by market is based on information reported to the U.S. Department of Transportation ("DOT"):

                                 Increase (Decrease)
                                 -------------------
            Available Seat      Revenue Passenger Miles   Revenue Per Revenue
           Miles (Capacity)            (Traffic)         Passenger Mile (Yield)
           ----------------     -----------------------  ---------------------
Domestic         2%                       3%                       1%
Pacific          3%                       -%                       2%
Atlantic        19%                      20%                       3%
Latin America    -%                       2%                       8%

      Latin American yield was impacted by strengthening economies in Latin American countries as well as an improved mix of high-yield passengers. Strong U.S. and European economies provided a positive pricing environment resulting in an increase in Atlantic yield. Pacific yields reflect a weak Japanese economy and a stronger U.S. dollar. Domestic yield increased despite the fact that the U.S. airline ticket tax was in effect for only four months of 1996 versus ten months of 1997.

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

      Other Income and Expense. Other income (expense) amounted to $262 million in income in 1997 compared to $160 million in expense in 1996. Interest capitalized, primarily on aircraft advance payments, increased $27 million (35%). Interest income increased $7 million (16%) due to higher investment balances. In addition, 1997 included a $275 million gain on the sale of ATS and a $103 million gain on the initial public offering of Galileo stock. Included in 1996 is a $20 million charge for the settlement of litigation related to the travel agency commission cap implemented by the Company in February 1995.

Other Information
-----------------
Sale of Affiliate -
      In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS"), a 77% owned affiliate whose accounts were consolidated, to Galileo International, Inc. ("Galileo"), heretofore a 38% owned affiliate accounted for under the equity method, for $539 million in cash. This transaction resulted in a pre-tax gain of approximately $405 million. Of this amount, $275 million was recognized during the third quarter of 1997 and the balance will be recognized over the next 25 years, the estimated remaining life of the assets acquired by Galileo.

     Galileo raised a portion of the proceeds used to purchase ATS through the completion of an initial public offering of 16,799,700 shares of its common stock, representing 16.0% of its economic interest, at $24.50 per share for net proceeds of approximately $390 million. This transaction resulted in a reduction of the Company's ownership in Galileo from 38% to 32%. In accordance with the Company's policy of recognizing gains or losses on the sale of a subsidiary's stock based on the difference between the offering price and the Company's carrying amount of such stock, the Company recognized a pre-tax gain of $103 million during the third quarter of 1997. The Company also recorded $40 million of deferred taxes related to this gain.

      United continues to account for Galileo under the equity method and to purchase computer reservations services under its existing services agreement with Galileo.

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

      Consistent with the various agreements supporting the 1994 recapitalization, in 1997, employees represented by the Air Line Pilots' Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") ratified agreements providing for restoration of wage rates for the two groups in the year 2000 to levels that existed prior to the recapitalization in July 1994, as well as restoration of the Company's contribution to the pilots' defined contribution plan from its current rate of 1% to its pre-ESOP rate of 9% in the year 2000.

      On October 1, 1997, the Association of Flight Attendants ("AFA") ratified a new contract which will remain in effect through March 1, 2006. Included in the contract were lump sum payments of 4% in December 1999 and 5% in 2001, 2003 and 2005; as well as minimum 2% wage increases in 2000, 2002 and 2004. Additionally, the contract includes a series of arbitrations beginning in 2001 which can award additional compensation increases, subject to meeting Vision 2000 goals as discussed below. The agreement also provides for benefits and work rule changes and a number of service quality and productivity enhancements designed to help the Company achieve its customer satisfaction objectives.

      On July 17, 1998, the International Association of
Machinists and Aerospace Workers ("IAM") became the collective-bargaining representative for United's approximately 19,000 public contact employees (primarily customer service and reservations sales and service representatives). In December, the Company and the IAM began negotiations regarding a contract for the affected employees.

     Also in July 1998, United announced its intentions to improve compensation and benefits for the Company's nearly 2,000 administrative employees hired on or after February 1, 1994 ("post-ESOP employees"). Currently, the Company's administrative employees are being paid under a two-tier wage structure which went into effect at the time of the 1994 recapitalization. Effective April 13, 2000, the two tiers will be merged and post-ESOP employees will be paid on the same basis as those employees hired prior to February 1, 1994. In addition, on January 1, 1999, the benefits for full-time post-ESOP employees will match those of employees hired prior to February 1, 1994, including company-paid medical, dental and pension, and the benefits for part-time employees will be improved.

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


Foreign Operations -
      United generates revenues and incurs expenses in numerous foreign currencies. These expenses include aircraft leases, commissions, catering, personnel costs, reservation and ticket office services, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses. Despite the adverse (favorable) effects a strengthening (weakening) foreign currency may have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency.
      By carrying passengers and cargo in both directions between the U.S. and almost every major economic region in the world and by selling its services in each local country, United attempts to mitigate its exposure to fluctuations in any single foreign currency. The Company's biggest net exposures are typically for Japanese yen, Hong Kong dollars, Australian dollars and British pounds. During 1998, yen-denominated operating revenue net of yen-denominated operating expense was approximately 66 billion yen (approximately $490 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,838 million Hong Kong dollars (approximately $236 million), Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 245 million Australian dollars (approximately $153 million) and British pound-denominated operating revenue net of British pound-denominated operating expense was approximately 73 million British pounds (approximately $122 million). United hedges some of the risk of exchange rate volatility on its anticipated future yen revenues and Hong Kong revenues by purchasing put options for each respective currency. To reduce some of the costs of this hedging program, the Company also sells call options in each currency from time to time. United continually monitors its foreign currency hedging program and is no longer entering into yen option contracts. At a point in the future, United may elect to reestablish its yen hedging program. United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars and by entering into currency forward or exchange contracts. The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 1998, are summarized in
Item 7A.  Quantitative and Qualitative Disclosures About
Market Risk.

      United's foreign operations involve insignificant amounts of physical assets; however, there are sizable intangible assets related to acquisitions of Atlantic and Latin American route authorities. Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries. Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority. Significant changes in such policies could also have a material impact on United's operating revenues and results of operations.

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

Update on Year 2000 Readiness -
     The Company, like most corporations, faces potential problems if software applications, computer equipment and embedded computer chips fail to recognize calendar dates beginning in the year 2000. The Company has developed a five-step process to achieve Year 2000 readiness: Awareness, Inventory, Assessment, Remediation, and Testing. Awareness consists of the initial recognition that a program, system, or device could be date-sensitive and susceptible to malfunction. Inventory refers to the identification and documentation of all such programs, systems, and devices. Assessment refers to the evaluation and determination of what course of action should be taken with respect to a specific program, system or device. Remediation refers to the corrective action taken, such as repairing or replacing, to avoid malfunctions. Testing consists of all activities undertaken to gain assurance that the remediated program, system or device will function as expected for dates after 1999. The Company has established a Year 2000 Program office to oversee this process.

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

     The fourth area consists of the Company's critical business partners which would include, among others, air traffic control systems, airport authorities, telecommunication providers, computer reservation systems, and airframe and engine manufacturers.

     As discussed below, the Company remains on target in completing its five-step process. The awareness and inventory phases are complete. The assessment phase is complete with respect to IT and non-IT systems, and substantial progress has been made in the remediation phase of the IT systems, and with a few exceptions for non-critical systems, substantially all IT and non-IT systems will be remediated by March 31, 1999. The assessment process is still ongoing with respect to critical business partners.

     IT systems. The Company remains on schedule for completing the remediation of its hardware infrastructure.
Remediation and the initial system testing of the mainframe hardware and software is substantially complete, while all other hardware infrastructure, including data and voice networks, is expected to be remediated and tested by March
31, 1999.

     Remediation and initial testing of essentially all internally developed IT software applications has been completed as of December 31, 1998.

     System integration testing for all IT systems that are critical to the operations is expected to be completed by June 30, 1999, and system integration testing for all other systems is expected to be completed by June 30, 1999.

     Non-IT Systems. The technical assessment stage for non-IT systems is complete. Most airport systems (including aircraft ground handling equipment, customer service equipment at airports and passenger loading bridges) are not date-sensitive and therefore will not require remediation. Those non-IT systems that are date-sensitive and critical to the Company's business, such as aircraft avionics and flight simulators, are scheduled to be substantially remediated and tested by June 30, 1999.

     Critical Business Partners. The Company has grouped its critical business partners into three categories: strategic, preferred or commodity. The "strategic" category consists of those partners, such as air traffic control systems, airport authorities, telecommunication providers, computer reservation systems, and airframe and engine manufacturers, without which the Company would cease to operate. The "preferred" category consists of partners that have substantial interaction with the Company, but whose absence would not necessarily cause an immediate or irreversible interruption or cessation of business operations. The "commodity" category consists of those partners who provide goods or services that could be readily replaced and whose absence would not materially impact the business. The Company has been contacting its "strategic" partners and performing site visits to ascertain their state of Year 2000 readiness, and has contacted all of them as of December 31, 1998. Preferred and commodity partners are being contacted to evaluate their Year 2000 remediation programs. To date the Company has contacted a significant number of preferred and commodity partners. For those partners without programs in place or not responding, the Company may look for alternate suppliers unless a Year 2000 program is in place with a planned completion date no later than June 30, 1999.

     The Company is working closely with the Air Transport Association ("ATA"), an industry organization consisting mostly of North American airlines. The ATA has undertaken a study to assess the process that major domestic airports are using to achieve Year 2000 readiness. Preliminary results of that study suggest most of the larger domestic airports are making progress toward being Year 2000 compliant. Certain of the smaller domestic airports do not, as yet, have detailed Year 2000 plans in place. A similar project is underway with the International Air Transport Association to review the Year 2000 process at international airports. Current information suggests that some key international airports may be behind schedule.

     The Company's aircraft manufacturers have concluded that there are no flight safety issues. However, the Company continues to test its aircraft systems and to work with its manufacturers to ensure Year 2000 readiness.

     To date, the Company has projected that it will cost approximately $90 million ($38 million in capital spending and $52 million in expense) to make the Company Year 2000 ready. Of that total, $28 million has already been spent, while the remaining $62 million is expected to be spent in 1999. All the amounts expected to be recognized as expense in 1999 have been taken into consideration in the earnings outlook discussed in the "Outlook for 1999".

     A series of airline readiness reviews are planned during the second quarter of 1999 to ensure aircraft, air traffic control, airports, support groups and critical business partners are prepared for Year 2000 and can provide uninterrupted operations. By September 30, 1999, the Company will complete a risk analysis and develop risk estimates after completing the airline readiness reviews. Based on the results of the airline readiness review, the Company will develop any contingency plans that are needed. At this point in time, the Company does not have specific Year 2000 contingency plans in place. It is likely that certain international airports and air traffic control systems will not complete their Year 2000 programs by September 30, 1999. We will continue to evaluate Year 2000 readiness at these locations and develop contingency plans as needed.

     The Company believes that the current and planned activities to modify its systems will reduce the risks of a business interruption. A failure by its systems to be Year
2000 ready could materially and adversely impact the Company's results of operations, liquidity and financial condition. The Company also relies heavily upon its critical business partners in its normal business activities. Failure by critical business partners to be Year 2000 ready could materially and adversely impact the Company's results of operations, liquidity and financial condition. Due to the general uncertainty surrounding the Year 2000 problem, and the uncertainty surrounding the readiness of its critical business partners, the Company is unable at this time to determine if any failure will occur or if such failure will have a material impact on the Company's results of operations, liquidity and financial condition.

     Readers are cautioned that the Year 2000 section contains forward-looking information. Please see the "Outlook for 1999" for a list of some of the factors that could cause actual results to differ materially from expected results.*

Environmental and Legal Contingencies -
      United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites. United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several. Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports. The estimated cost of these actions is accrued when it is determined that it is probable that United is liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience. Therefore, the ultimate cost cannot be determined at this time. However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.*

      United has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect United's financial condition, operating results or liquidity.*

New Accounting Pronouncements -
      In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards
No. 133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.
133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements. However, it could increase volatility in earnings and other comprehensive income.

Outlook for 1999 -
     The Company anticipates continued strong performance in 1999 largely based on expected strong U.S. economic activity. In addition, there are early indications of some modest improvement in United's Pacific revenue and profit performance. These factors are expected to outweigh the anticipated negative impact on Atlantic unit revenues associated with industry capacity growth in the region.

     The Company expects its 1999 system capacity to grow
3%, which is less than the forecasted industry capacity growth rate. Unit revenues are estimated to range between 1% higher and 1% lower than 1998.

     1999 unit costs excluding ESOP charge are estimated to be about 1% higher than 1998, based on an average fuel price of approximately 56 cents per gallon including taxes. Among the factors affecting costs will be the cap in international commissions instituted last year and the level of spending on Year 2000 (see "Update on Year 2000 Readiness").

     For the first quarter of 1999, the Company expects system capacity growth of approximately 2.5%, with domestic capacity growing by around 4.7%. Unit costs excluding ESOP charge are estimated to be 1% higher and unit revenues are expected to be 1% lower than the same quarter in 1998. This revenue assumption is based on a continuation of recent results and current data trends that indicate a reversal of the domestic revenue weakness that began in the fourth quarter of last year and lingered into the early part of the first quarter this year. This reversal could be attributable to the dissipation of economic uncertainty and an improvement in the pricing environment following the expiration of fares sold in the aftermath of Northwest Airlines' pilot strike. Separately, the Company also benefited this quarter from the recent labor unrest at American Airlines.

      The information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. It is not reasonably possible to itemize all of the many factors and specific events that could affect the outlook of an airline operating in the global economy. Some factors that could significantly impact expected capacity, unit revenues, revenues, fully distributed unit costs, profits, and fuel prices include: the success of the Company's cost-control efforts, the outcome of negotiations on new contracts with the union groups, industry capacity decisions, the airline pricing environment, the economic environment of the airline industry, fuel prices, actions of the U.S., foreign and local governments, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, and the general economic environment. With respect to the forward-looking statements set forth in the "Environmental and Legal Contingencies" section, some of the factors that could affect the ultimate disposition of these contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration, to achieve Year 2000 readiness.


Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk
--------------------------------------------------------
     Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. United does not use derivative financial instruments in its investments portfolio. United's policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of the borrowings are denominated in foreign currencies which exposes the Company to risks associated with changes in foreign exchange rates. In addition, the Company has placed foreign currency deposits (primarily for Japanese yen, French francs and German marks) to meet foreign currency lease obligations designated in the respective currencies. The Company is not exposed to foreign currency risk on these deposits since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)                    Expected Maturity Dates               1998          1997
------------                     -----------------------               ----          ----
                                                                            Fair          Fair
                           1999   2000  2001  2002  2003  Thereafter Total  Value  Total  Value
                           ----   ----  ----  ----  ----  ---------- -----  -----  -----  -----
ASSETS
Cash equivalents
 Fixed rate                $237   $ -   $ -   $ -   $ -      $ -     $237   $237   $268   $268
  Avg interest rate        4.94%    -     -     -     -        -     4.94%         6.00%
 Variable rate             $ 89   $ -   $ -   $ -   $ -      $ -     $ 89   $ 89   $  -   $  -
  Avg interest rate        5.32%    -     -     -     -        -     5.32%            -
Short term investments
 Fixed rate                $327   $ -   $ -   $ -   $ -      $ -     $327   $327   $419   $419
  Avg interest rate        5.48%    -     -     -     -        -     5.48%         5.87%
 Variable rate             $ 33   $ -   $ -   $ -   $ -      $ -     $ 33   $ 33   $ 90   $ 90
  Avg interest rate        5.47%    -     -     -     -        -     5.47%         5.90%

Foreign currency deposits
 Fixed rate-yen deposits   $ -    $ -   $ -   $ -   $ -      $330    $330   $354   $254   $281
  Avg interest rate          -      -     -     -     -      3.05%   3.05%         3.23%
 Fixed rate-FF deposits    $ -    $ -   $ -   $ -   $ -      $ 11    $ 11   $ 13   $  4   $  4
  Avg interest rate          -      -     -     -     -      5.61%   5.61%         5.82%
 Fixed rate-DM deposits    $ 1    $ 1   $ 1   $ 1   $ 1      $188    $193   $198   $ 60   $ 60
  Avg interest rate       6.49%  6.49% 6.49% 6.49% 6.49%     6.49%   6.49%         6.86%

LONG TERM DEBT
 U.S. Dollar denominated
  Fixed rate debt          $ 35   $26   $27   $30   $33    $1,338  $1,491 $1,729 $1,501 $1,725
   Avg interest rate       7.45% 8.12% 8.18% 8.18% 8.18%     8.89%   8.88%         8.88%
  Variable rate debt       $ 52  $151   $56  $567  $522    $  108  $1,456 $1,456 $  802 $  802
   Avg interest rate       5.72% 5.66% 5.72% 5.85% 5.44%     5.80%   5.67%         6.23%

 Japanese Yen denominated
  Fixed rate debt          $ 10  $ 11   $ -  $ -   $ -     $   -   $   21 $   23 $   26 $   27
   Avg interest rate       7.50% 7.50%    -    -     -         -     7.50%         7.90%

     Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and currency options (purchasing put options or selling call options) to hedge exposure to the Japanese yen and Hong Kong dollar. The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable. United does not use currency forwards or currency options for trading purposes. United is no longer entering into yen option contracts. At a point in the future, United may elect to reestablish its yen hedging program.

(In millions, except average contract rates)
--------------------------------------------
                                 Notional    Average        Estimated
                                  Amount  Contract Rate    Fair Value
                                 -------- -------------    ----------
Forward exchange contracts
 Japanese Yen-Purchased forwards  $ 215      105.58          $  3
             -Sold forwards       $  25      122.38          $ (2)
 Hong Kong Dollar-Sold forwards   $  86        7.89          $ (1)
 French Franc-Purchased forwards  $  50        5.05          $  1

Currency options
 Japanese Yen-Put options         $ 315      128.48          $  4
             -Call options        $ 317      127.60          $(50)


     As of December 31, 1997, United had $122 million of Japanese yen forwards outstanding with a fair value of $(29) million, $200 million yen put options with a fair value of $14 and $132 million yen call options with a fair value of $(1) million.

     Price Risk (Aircraft Fuel) - At December 31, 1998, the
Company had contracted to purchase approximately 2% of the Company's 1999 fuel requirements at an average fixed price of $0.49 per gallon. When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel.
Based on projected market conditions, United does not believe risk reduction is presently achievable and is no longer entering into new option contracts. As market conditions change, so may United's hedging program. The option contracts, which involve either purchasing call options and simultaneously selling put options (collar strategy) or purchasing call options, are designed to provide protection against sharp increases in the price of aircraft fuel. In addition, to a limited extent United trades short-term heating oil futures and option contracts, which are immaterial.

(In millions, except average contract rates)
                                      Notional     Average     Estimated
                                       Amount   Contract Rate  Fair Value
                                      --------  -------------  ----------
Purchased call contracts - Crude oil  $  496    $  15.88/bbl     $  13
Sold put contracts - Crude oil        $  202    $  16.20/bbl     $ (50)

     At December 31, 1997, United had $458 million in purchased call contracts for crude oil with an estimated fair value of $10 million and $403 million in sold put contracts for crude oil with an estimated fair value of $(28) million.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------




          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors,
United Air Lines, Inc.:

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1998 and 1997, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholder's equity for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Chicago, Illinois
February 24, 1999





            United Air Lines, Inc. and Subsidiary Companies
                 Statements of Consolidated Operations
                             (In Millions)


                                      Year Ended December 31
                                       1998    1997    1996
                                       ----    ----    ----
Operating revenues:
    Passenger                        $15,520 $15,342 $14,465
    Cargo                                913     892     773
    Other operating revenues           1,085   1,101   1,079
                                      ------  ------  ------
                                      17,518  17,335  16,317
                                      ------  ------  ------
Operating expenses:
    Salaries and related costs         5,341   5,019   4,720
    ESOP compensation expense            829     987     685
    Aircraft fuel                      1,788   2,061   2,082
    Commissions                        1,325   1,508   1,466
    Purchased services                 1,505   1,285   1,187
    Aircraft rent                        894     942     952
    Landing fees and other rent          898     879     851
    Depreciation and amortization        793     724     759
    Aircraft maintenance                 624     603     449
    Other operating expenses           2,074   2,101   2,036
                                      ------  ------  ------
                                      16,071  16,109  15,187
                                      ------  ------  ------
Earnings from operations               1,447   1,226   1,130
                                      ------  ------  ------
Other income (expense):
    Interest expense                    (362)   (290)   (290)
    Interest capitalized                 105     104      77
    Interest income                       59      51      44
    Equity in earnings of affiliates      72      66      64
    Gain on sale of partnership interest   -     275       -
    Gain on sale of affiliate's stock      -     103       -
    Miscellaneous, net                  (101)    (47)    (55)
                                      ------  ------  ------
                                        (227)    262    (160)
                                      ------  ------  ------
Earnings before income taxes and
  extraordinary item                   1,220   1,488     970
Provision for income taxes               417     547     369
                                      ------  ------  ------
Earnings before extraordinary item       803     941     601
Extraordinary loss on early
  extinguishment of debt, net of tax       -      (9)    (67)
                                      ------  ------  ------
Net earnings                         $   803 $   932 $   534
                                      ======  ======  ======


See accompanying notes to consolidated financial statements.

       United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Financial Position
                        (In Millions)

                                            December 31
Assets                                     1998       1997
------                                     ----       ----
Current assets:
 Cash and cash equivalents              $   326    $   268
 Short-term investments                     360        509
 Receivables, less allowance for doubtful
   accounts (1998-$16; 1997-$9)           1,134      1,049
 Related party receivables                   46          5
 Aircraft fuel, spare parts and supplies,
   less obsolescence allowance (1998-$39;
   1997-$29)                                384        355
 Deferred income taxes                      259        245
 Prepaid expenses and other                 308        484
                                         ------     ------
                                          2,817      2,915
                                         ------     ------
Operating property and equipment:
 Owned -
  Flight equipment                       12,006     10,382
  Advances on flight equipment              985        972
  Other property and equipment            3,134      2,842
                                         ------     ------
                                         16,125     14,196
  Less - Accumulated depreciation
         and amortization                 5,174      5,116
                                         ------     ------
                                         10,951      9,080
                                         ------     ------
 Capital leases -
  Flight equipment                        2,605      2,221
  Other property and equipment               97         98
                                         ------     ------
                                          2,702      2,319
  Less - Accumulated amortization           599        625
                                         ------     ------
                                          2,103      1,694
                                         ------     ------
                                         13,054     10,774
                                         ------     ------
Other assets:
 Investments in affiliates                  304        223
 Intangibles, less accumulated
  amortization (1998-$265; 1997-$250)       676        703
 Related party receivables                  430        406
 Aircraft lease deposits                    545        318
 Prepaid rent                               626         60
 Other                                      378        369
                                         ------     ------
                                          2,959      2,079
                                         ------     ------
                                        $18,830    $15,768
                                         ======     ======

See accompanying notes to consolidated financial statements.

            United Air Lines, Inc. and Subsidiary Companies
             Statements of Consolidated Financial Position
                             (In Millions)

                                                 December 31
Liabilities and Stockholder's Equity           1998       1997
------------------------------------           ----       ----
Current liabilities:
 Notes payable                              $   184     $    -
 Long-term debt maturing within one year         98        235
 Related party debt maturing within one year    128         97
 Current obligations under capital leases       176        170
 Advance ticket sales                         1,429      1,267
 Accounts payable                             1,144      1,030
 Accrued salaries, wages and benefits           952        869
 Accrued aircraft rent                          769        805
 Other accrued liabilities                      830        823
                                             ------     ------
                                              5,710      5,296
                                             ------     ------
Long-term debt                                2,858      2,081
                                             ------     ------
Long-term obligations under capital leases    2,113      1,676
                                             ------     ------

Other liabilities and deferred credits:
 Deferred pension liability                      89         25
 Postretirement benefit liability             1,424      1,361
 Deferred gains                               1,180      1,210
 Accrued aircraft rent                          371        368
 Deferred income taxes                          404         83
 Other                                          357        451
                                             ------     ------
                                              3,825      3,498
                                             ------     ------
Preferred stock committed to
 Supplemetal ESOP                               691        514
                                             ------     ------
Stockholder's equity:
 Common stock at par, $5.00 par value;
  authorized 1,000 shares; outstanding
  200 shares                                      -          -
 Additional capital invested                     21         29
 ESOP capital                                 2,630      2,053
 Retained earnings                            1,108        805
 Unearned ESOP preferred stock                 (121)      (177)
 Accumulated other comprehensive income          (2)        (2)
 Other                                           (3)        (5)
                                             ------     ------
                                              3,633      2,703
                                             ------     ------

Commitments and contingent liabilities(Note 13)

                                            $18,830    $15,768
                                             ======     ======

See accompanying notes to consolidated financial statements.

            United Air Lines, Inc. and Subsidiary Companies
                 Statements of Consolidated Cash Flows
                             (In Millions)

                                               Year Ended December 31
                                               1998     1997     1996
                                               ----     ----     ----
Cash and cash equivalents at beginning
  of year                                    $  268   $  203   $  142
                                              -----    -----    -----
Cash flows from operating activities:
 Net earnings                                   803      932      534
 Adjustments to reconcile to net cash
   provided by operating activities -
  ESOP compensation expense                     829      987      685
  Extraordinary loss on debt
    extinguishment, net of tax                    -        9       67
  Gain on sale of partnership interest            -     (275)       -
  Gain on sale of affiliate's stock               -     (103)       -
  Pension funding less than (greater
    than) expense                               101       43     (279)
  Deferred postretirement benefit expense       149      139      130
  Depreciation and amortization                 793      724      759
  Provision for deferred income taxes           307      188       83
  Undistributed earnings of affiliates          (62)     (16)     (49)
  Increase in receivables                      (120)    (232)      (4)
  Increase in related party receivables         (41)      (1)      (3)
  Decrease (increase) in other current assets   106        2     (104)
  Increase in advance ticket sales              162       78       89
  Increase in accrued income taxes               39       11       25
  Increase in accounts payable and
    accrued liabilities                          62       24      303
  Amortization of deferred gains                (64)     (64)     (63)
  Other, net                                     51      116      224
                                              -----    -----    -----
                                              3,115    2,562    2,397
                                              -----    -----    -----
Cash flows from investing activities:
  Additions to property and equipment        (2,831)  (2,812)  (1,537)
  Proceeds on disposition of property
   and equipment                                452       83       55
  Proceeds on disposition of
   partnership interest                           -      539        -
  Decrease(increase) in short-term investments  149      (88)       4
  Decrease(increase) in loans to affiliates     (24)     (32)     107
  Other, net                                    (63)     (30)      16
                                              -----    -----    -----
                                             (2,317)  (2,340)  (1,355)
                                              -----    -----    -----
Cash flows from financing activities:
  Proceeds from issuance of long-term debt      928      597        -
  Repayment of long-term debt                  (260)    (284)    (777)
  Principal payments under capital leases      (320)    (146)    (111)
  Purchase of equipment certificates under
    Company operating leases                   (655)       -        -
  Dividend to parent company                   (500)    (250)       -
  Increase in short-term borrowings             184        -        -
  Aircraft lease deposits                      (154)    (112)    (110)
  Other, net                                     37       38       17
                                              -----    -----    -----
                                               (740)    (157)    (981)
                                              -----    -----    -----
Increase in cash and cash equivalents
  during the year                                58       65       61
                                              -----    -----    -----
Cash and cash equivalents at end of year     $  326   $  268   $  203
                                              =====    =====    =====

See accompanying notes to consolidated financial statements.

                    United Air Lines, Inc. and Subsidiary Companies
                    Statements of Consolidated Stockholder's Equity
                                    (In Millions)

                                                                                Unearned  Accumulated
                                               Additional            Retained    ESOP       Other
                                      Common    Capital      ESOP    Earnings  Preferred     Comp
                                      Stock    Invested    Capital   (Deficit)   Stock      Income    Other   Total
                                      ------   ----------  -------   --------  ---------  ----------- -----   -----
Balance at December 31, 1995           $  -      $   -      $ 822     $ (413)   $ (175)      $ (74)   $ (22) $  138
                                        ---       ----       ----      -----     -----        ----     ----   -----
Year ended December 31, 1996:
 Net earnings                             -          -          -        534         -           -        -     534
 Other comprehensive income, net:
  Unrealized losses on securities, net    -          -          -          -         -          (1)       -      (1)
  Minimum pension liability adj.          -          -          -          -         -          75        -      75
                                                                       -----                  ----            -----
 Total comprehensive income               -          -          -        534         -          74        -     608
                                                                       -----                  ----            -----
Unearned compensation and amortization
 from issuance of ESOP preferred stock    -          -        735          -       (50)          -        -     685
Unearned compensation and amortization
 of parent company restricted stock plan  -          -          -          -         -           -       10      10
Other                                     -         15       (116)         -        23           -       (1)    (79)
                                        ---       ----      -----      -----     -----        ----     ----   -----
Balance at December 31, 1996              -         15      1,441        121      (202)          -      (13)  1,362
                                        ---       ----      -----      -----     -----        ----     ----   -----
Year ended December 31, 1997:
 Net earnings                             -          -          -        932         -           -        -     932
 Other comprehensive income, net:
  Minimum pension liability adj.          -          -          -          -         -          (2)       -      (2)
                                                                       -----                  ----            -----
 Total comprehensive income               -          -          -        932         -          (2)       -     930
                                                                       -----                  ----            -----
Dividend to parent company                -          -          -       (250)        -           -        -    (250)
Unearned compensation and amortization
 from issuance of ESOP preferred stock    -          -        993          -        (6)          -        -     987
Unearned compensation and amortization
 of parent company restricted stock plan  -          -          -          -         -           -        6       6
Other                                     -         14       (381)         2        31           -        2    (332)
                                        ---       ----      -----      -----     -----        ----     ----   -----
Balance at December 31, 1997              -         29      2,053        805      (177)         (2)      (5)  2,703
                                        ---       ----      -----      -----     -----        ----     ----   -----
Year ended December 31,1998:
 Net earnings                             -          -          -        803         -           -        -     803
 Other comprehensive income, net:
  Unrealized gains on securities, net     -          -          -          -         -           1        -       1
  Minimum pension liability adj.          -          -          -          -         -          (1)       -      (1)
                                                                       -----                  ----            -----
 Total comprehensive income               -          -          -        803         -           -        -     803
                                                                       -----                  ----            -----
Dividend to parent company                -          -          -       (500)        -           -        -    (500)
Unearned compensation and amortization
 from issuance of ESOP preferred stock    -          -        823          -         6           -        -     829
Unearned compensation and amortization
 of parent company restricted stock plan  -          -          -          -         -           -        2       2
Other                                     -         (8)      (246)         -        50           -        -    (204)
                                        ---       ----      -----      -----     -----        ----     ----   -----
Balance at December 31, 1998           $  -      $  21     $2,630     $1,108    $ (121)      $  (2)   $  (3) $3,633
                                        ===       ====      =====      =====     =====        ====     ====   =====


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

     From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties. United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract. United accounts for these transactions as secured borrowings rather than sales, and so does not remove the securities from the balance sheet. At December 31, 1998, United is obligated to repurchase $142 million of securities lent to third parties.

     At December 31, 1998 and 1997, $341 million and $403 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $197 million and $263 million, respectively, were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities. The proceeds from sales of available-for-sale securities are included in interest income for each respective year.

     (e)  Derivative Financial Instruments -

     Foreign Currency - From time to time, United enters into Japanese yen forward exchange contracts to minimize gains and losses on the revaluation of short-term yen-denominated liabilities. The yen forwards typically have short-term maturities and are marked to fair value at the end of each accounting period. The unrealized mark-to-market gains and losses on the yen forwards generally offset the losses and gains recorded on the yen liabilities.

     United has also entered into forwards and swaps to reduce exposure to currency fluctuations on yen- and French franc-denominated capital lease obligations. The cash flows of the forwards and swaps mirror those of the capital leases. The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense. Any gains or losses realized upon early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

     The Company hedges some of the risks of exchange rate volatility on its anticipated future yen and Hong Kong dollar revenues by purchasing put options with little or no intrinsic value for each respective currency. The amount and duration of these options are synchronized with the expected revenues, and thus, the put options have been designated as a hedge. The premiums on purchased option contracts are amortized over the lives of the contracts.
Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue. To reduce hedging costs, the Company sells call options in each of these currencies from time to time. At the end of each accounting period, the written call option contracts are marked-to-market and unrealized losses are recorded in "Miscellaneous, net".

     Interest Rates - United may from time to time, enter into swaps to reduce exposure to interest rate fluctuations in connection with certain debt, capital leases and operating leases. The cash flows of the swaps mirror those of the underlying exposures. The premiums on the swaps, as measured at inception, are amortized over their respective lives as components of interest expense. Any gains or losses realized upon the early termination of these swaps are deferred and recognized in income over the remaining life of the underlying exposure.

     Aircraft Fuel - United uses a combination of a collar option strategy, involving the simultaneous purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates, and purchased call options to hedge a portion of its price risk related to aircraft fuel purchases. The collars and purchased call options have been designated as a hedge. Gains or losses on hedge positions are recognized upon contract expiration as a component of aircraft fuel inventory. In addition, to a limited extent, United trades short-term heating oil futures contracts. Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration. Both gains and losses are recorded as a component of aircraft fuel expense.

     (f) Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

     (g) Operating Property and Equipment - Owned operating property and equipment is stated at cost. Property under capital leases, and the related obligation for future lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

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

     (h) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see
Note 11). Route acquisition costs are amortized over 40 years.

     (i) Mileage Plus Awards - United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program (including awards earned from mileage credits sold) when such award levels are reached. United, through its wholly owned subsidiary, Mileage Plus Holdings, Inc., sells mileage credits to participating partners in the Mileage Plus program. The resulting revenue is recorded in other operating revenues during the period in which the credits are sold.

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

     The ESOPs cover employees represented by the Air Line Pilots' Association, International, the International Association of Machinists and Aerospace Workers and U.S. management and salaried employees. The ESOPs include a "Leveraged ESOP", a "Non-Leveraged ESOP" and a "Supplemental ESOP." Both the Leveraged ESOP and the Non-Leveraged ESOP are tax-qualified plans while the Supplemental ESOP is not a tax-qualified plan. Shares are delivered to employees primarily through the Leveraged ESOP, secondly, through the Non-Leveraged ESOP, and lastly, through the Supplemental ESOP.

     The equity interests are being delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests are being delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock"). The Class 1 ESOP Preferred Stock is being delivered to an ESOP trust in seven separate sales through January 1, 2000 under the Leveraged ESOP, five of which have already taken place. Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP, annually through the year 2000.

     The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" ("SOP"). For the Leveraged ESOP, as shares of Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and records a corresponding charge to unearned ESOP preferred stock. Shares are committed to be released to employees on a pro rata basis through April 12, 2000. ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares. Any difference between the fair value of the shares and the cost of the shares is charged or credited to additional capital invested. For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as additional capital invested as the shares are committed to be contributed, with the offsetting charge to ESOP compensation expense. The ESOP compensation expense is based on the average fair value of the shares committed to be contributed. The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

     During 1998, 2,087,531 shares of Class 1 ESOP Preferred Stock, 97,406 shares of Class 2 ESOP Preferred Stock and 2,182,628 shares of Voting Preferred Stock were allocated to employee accounts, and another 889,031 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 1997. Another 78,821 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees. At December 31, 1998, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed. There were 2,334,375 shares of Class 1 ESOP Preferred Stock committed to be released and 565,823 shares held in suspense by the ESOP as of December 31, 1998. For the Class 2 ESOP Preferred Stock, 739,598 shares were committed to be contributed to employees at December 31, 1998. The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1998 and 1997 was $141 million and $344 million, respectively.

     For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment. The estimated fair value of such shares at December 31, 1998 and 1997 was $600 million and $679 million, respectively.

(3)  Other Income (Expense) - Miscellaneous
-------------------------------------------
     Other income (expense) - "miscellaneous, net" consisted of the following:

(In Millions)                          1998      1997      1996
-------------                          ----      ----      ----
Foreign exchange losses               $ (84)    $ (19)    $  (8)
Minority interests                        -       (15)      (21)
Travel agency litigation settlement       -         -       (20)
Other                                   (17)      (13)       (6)
                                       ----      ----      ----
                                      $(101)    $ (47)    $ (55)
                                       ====      ====      ====

(4) Other Comprehensive Income
------------------------------
     On January 1, 1998, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income" which establishes standards for displaying comprehensive income and its components. The following table presents the tax effect of those items included in other comprehensive income:

                                                   Year Ended December 31,
                                   1998                     1997                     1996
                                   ----                     ----                     ----
                                   Tax    Net of            Tax    Net of            Tax    Net of
                         Pre-Tax  Effect   Tax    Pre-Tax  Effect   Tax    Pre-Tax  Effect   Tax
                         -------  ------  ------  -------  ------  ------  -------  ------  ------
Unrealized gains (losses)
 on securities:
 Unrealized holding gains
  (losses) arising during
  period                  $  1     $  -    $ 1     $  -     $  -    $ -     $ (1)    $  -    $ (1)
 Less: reclassification
  adjustments realized in
  net income                 -        -      -        -        -      -        -        -       -
                           ---      ---     --      ---      ---     --      ---      ---     ---
 Net unrealized gains
  (losses)                $  1     $  -    $ 1     $  -     $  -    $ -     $ (1)    $  -    $ (1)
 Minimum pension liability  (1)       -     (1)      (4)       2     (2)     122      (47)     75
                           ---      ---     --      ---      ---     --      ---      ---     ---
Total other comprehensive
 income                   $  -     $  -    $ -     $ (4)    $  2    $(2)    $121     $(47)   $ 74
                           ===      ===     ==      ===      ===     ==      ===      ===     ===

     The components of accumulated other comprehensive income consist of the following items:

                        Unrealized Gains         Minimum          Accumulated Other
                    (Losses) on Securities  Pension Liability   Comprehensive Income
                    ----------------------  -----------------   --------------------
December 31, 1995            $  1                 $ (75)               $ (74)
 Current period change         (1)                   75                   74
                              ---                  ----                 ----
December 31, 1996            $  -                 $   -                $   -
 Current period change          -                    (2)                  (2)
                              ---                  ----                 ----
December 31, 1997            $  -                 $  (2)               $  (2)
 Current period change          1                    (1)                   -
                              ---                  ----                 ----
December 31, 1998            $  1                 $  (3)               $  (2)
                              ===                  ====                 ====

(5)  Affiliates
---------------
     United owns 32% of Galileo International, Inc. ("Galileo") through a wholly owned subsidiary. United's investment in Galileo, which owns the Apollo and Galileo computer reservations systems, is carried on the equity basis. Included in the Company's retained earnings is approximately $218 million of undistributed earnings of Galileo and its predecessor companies. The market value of United's investment in Galileo at December 31, 1998 and 1997 was $1,455 million and $924 million, respectively.

     In July 1997, United completed the sale of its interest in the Apollo Travel Services Partnership ("ATS") a 77% owned affiliate whose accounts were consolidated, to Galileo for $539 million in cash. See Other Information, "Sale of Affiliate" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further details on the transaction.

     Under operating agreements with Galileo, United purchases computer reservations services from Galileo and during 1998 provided communications services to Galileo while during 1997 and 1996 provided marketing, sales and communication services to Galileo. Revenues derived from the sale of services to Galileo amounted to approximately $13 million in 1998, $159 million in 1997 and $249 million in 1996. The cost to United of services purchased from Galileo amounted to approximately $170 million in 1998, $134 million in 1997 and $114 million in 1996. In connection with the sale of ATS, United entered into an additional services agreement with Galileo under which the Company will provide certain marketing and other services designed to increase the competitiveness of Galileo's business and to generate additional bookings and revenues for Galileo.
Under this agreement, United could receive additional consideration in the sixth year following the sale, based on specified improvements in air booking revenues over a five-year period.

     Prior to the sale to Galileo, ATS contributed the following amounts to the Company's consolidated results, net of intercompany eliminations and minority interests:

(In Millions)                 Year Ended December 31,
                                1997           1996
                                ----           ----
Operating revenues            $  147         $  239
Operating income              $   63         $   86
Earnings before income taxes  $   50         $   70

(6)  Income Taxes
-----------------
     United, its subsidiaries and other affiliated companies file a consolidated federal income tax return with UAL. Under an intercompany tax allocation policy, United and its subsidiaries compute, record and pay UAL for their own tax liability as if they were separate companies filing separate returns. In determining their own tax liabilities, United and each of its subsidiaries take into account all tax credits or benefits generated and utilized as separate companies, and they are compensated for the aforementioned tax benefits only if they would be able to use those benefits on separate company bases.

     In 1998, the alternative minimum tax ("AMT") liability of the Company exceeded the regular tax liability resulting in additional AMT credits. The federal income tax liability is the greater of the tax computed using the regular tax system or the tax under the AMT system. If the regular tax liability exceeds the AMT liability and AMT credits are available, then AMT credits are used to reduce the net tax liability to the amount of the AMT liability.

        The provision for income taxes is summarized as follows:

(In Millions)            1998     1997     1996
-------------            ----     ----     ----
Current -
  Federal               $ 102    $ 305    $ 267
  State                     8       54       19
                         ----     ----     ----
                          110      359      286
                         ----     ----     ----
Deferred -
  Federal                 271      172       60
  State                    36       16       23
                          307      188       83
                         ----     ----     ----
                        $ 417    $ 547    $ 369
                         ====     ====     ====

     The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)                    1998     1997     1996
-------------                    ----     ----     ----
Income tax provision at
 statutory rate                 $ 427    $ 521    $ 339
State income taxes, net of
 federal income tax benefit        29       46       28
Nondeductible employee meals       24       26       25
Tax credits                        (7)      (2)      (2)
Other, net                        (56)     (44)     (21)
                                 ----     ----     ----
                                $ 417    $ 547    $ 369
                                 ====     ====     ====

     Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

(In Millions)                          1998                      1997
-------------                          ----                      ----
                                Deferred   Deferred Tax   Deferred   Deferred Tax
                               Tax Assets  Liabilities   Tax Assets  Liabilities
                               ----------  ------------  ----------  ------------
Employee benefits, including
 postretirement medical and ESOP $  964      $  130       $  918      $  156
Depreciation, capitalized
 interest and transfers of
 tax benefits                         -       1,924            -       1,451
Gains on sale and leasebacks        368           -          398           -
Rent expense                        411           -          382           -
AMT credit carryforwards            198           -          137           -
Other                               764         796          405         471
                                  -----       -----        -----       -----
                                 $2,705      $2,850       $2,240      $2,078
                                  =====       =====        =====       =====

     At December 31, 1998, United and its subsidiaries had
$198 million of federal AMT credits and $8 million of foreign tax credits which may be carried forward to reduce the tax liabilities of future years.


(7)  Short-Term Borrowings
--------------------------
     United has an agreement with a syndicate of banks for a $750 million revolving credit facility expiring in 2002. Interest on drawn amounts under the facility is calculated at floating rates based on the London interbank offered rate ("LIBOR") plus a margin which is subject to adjustment based on certain changes in the credit ratings of United's long-term senior unsecured debt. Among other restrictions, the credit facility contains a covenant that restricts United's ability to grant liens on or otherwise encumber certain identified assets with a market value of approximately $1.1 billion.

     In addition, United had outstanding $184 million under a separate short-term borrowing facility, bearing an average interest rate of 5.50%. Receivables amounting to $358 million were pledged by United to secure repayment of such outstanding borrowings. The maximum available borrowing amount under this arrangement is $227 million.

(8)  Long-Term Debt
-------------------
     A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 1998):

(In Millions)                                    1998      1997
-------------                                    ----      ----
Secured notes, 5.13% to 8.99%, averaging
   6.74%, due through 2014                     $ 1,389   $ 1,284
Debentures, 9.00% to 11.21%, averaging
   9.97%, due through 2021                         785       785
Promissory notes, 5.63% to 11.00%,
   averaging 6.13%, due through 2000                13        70
Commercial paper, 5.42%, due through 2003          591         -
Special facility bonds, 5.63%, due 2034            190       190
                                                ------    ------
                                                 2,968     2,329
Less:  Unamortized discount on debt                (12)      (13)
       Current maturities                          (98)     (235)
                                                ------    ------
                                               $ 2,858   $ 2,081
                                                ======    ======

     In March 1998, the Company, through a special-purpose financing entity that is consolidated, issued $604 million of commercial paper to refinance certain lease commitments.
Although the issued commercial paper has short maturities, the Company expects to continually rollover this obligation throughout the 5-year life of its supporting liquidity facility or bank standby facility. As such, the commercial paper is classified as a long-term obligation in the Company's statement of financial position.

     In addition to scheduled principal payments, in 1997 the Company repaid $84 million in principal amount of secured notes and $51 million in principal amount of debentures prior to maturity. These obligations were scheduled to mature at various times from 2000 through 2021. An extraordinary loss of $9 million, net of tax benefits of $5 million was recorded reflecting amounts paid in excess of the debt carrying value.

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

     At December 31, 1998, United had outstanding a total of $1.456 billion of long-term debt bearing interest rates at 22 to 47.5 basis points over LIBOR.

     Maturities of long-term debt for each of the four years after 1999 are: 2000 - $188 million; 2001 - $83 million;
2002 - $597 million; and 2003 - $555 million. Various assets, principally aircraft, having an aggregate book value of $1.522 billion at December 31, 1998, were pledged as security under various loan agreements.

(9)  Lease Obligations
----------------------
     The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

     Future minimum lease payments as of December 31, 1998, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)                     Operating Leases      Capital
                              Aircraft    Non-aircraft  Leases
                              --------    ------------  -------
Payable during -
   1999                      $   869       $  451       $  317
   2000                          882          447          308
   2001                          865          439          399
   2002                          854          420          341
   2003                          892          413          242
   After 2003                 10,729        6,537        1,759
                              ------        -----        -----
Total minimum lease payments $15,091       $8,707       $3,366
                              ======        =====
Imputed interest (at rates of 5.3% to 12.2%)            (1,077)
                                                         -----
Present value of minimum lease payments                  2,289
Current portion                                           (176)
                                                         -----
Long-term obligations under capital leases              $2,113
                                                         =====

     As of December 31, 1998, United leased 309 aircraft, 68 of which were under capital leases. These leases have terms of 10 to 26 years, and expiration dates range from 1999 through 2020.

     In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 1998 an aggregate 38 billion yen ($330 million), 324 million German marks ($193 million), 60 million French francs ($11 million) and $11 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

     Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.424 billion in 1998, $1.453 billion in 1997 and $1.450 billion in 1996. Included in 1998 rental expense was $15 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(10) Related Party Transactions
-------------------------------
     Air Wis Services, Inc., a wholly-owned subsidiary of UAL, owns Air Wisconsin, Inc. At December 31, 1998 and 1997, United had outstanding loans from Air Wisconsin, Inc. in the amount of $128 million and $97 million, respectively. The loans bear interest at market rates.

     At December 31, 1998 and 1997, United had accounts receivable from UAL of $230 million and $205 million, respectively.

     Certain officers and key employees of United participate in UAL stock award plans. As a result of the 1994 recapitalization, all outstanding options became fully vested at the time of the transaction and the holders of such options became eligible to utilize the cashless exercise features of stock options. Under a cashless exercise, UAL withholds, at the election of the optionee, from shares that would otherwise be issued upon exercise, that number of shares having a fair market value equal to the exercise price and/or related income taxes. For outstanding options eligible for cashless exercise, changes in the market price of the stock are charged (credited) to earnings currently. The expense (credit) recorded for such eligible options was $(7) million in 1998, $14 million in 1997 and $15 million in 1996.

     Stock options which were outstanding at the time of the recapitalization are exercisable for shares of old common stock, each of which is in turn converted into two shares of new common stock and $84.81 in cash upon exercise. Subsequent to the recapitalization, UAL granted stock options which are exercisable for shares of new common stock.

     UAL has also awarded shares of restricted UAL stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. During 1997, 5,000 shares of restricted stock were issued from treasury. No shares were issued in 1998 and 1996. As of December 31, 1998, 221,040 shares were
restricted and still nonvested.   Additionally, 309,120
shares were reserved for future awards under the plan.

     SFAS No. 123 ("Accounting for Stock-Based
Compensation") establishes a fair value based method of accounting for stock options. The Company has elected to continue using the intrinsic value method of accounting prescribed in APB 25, as permitted by SFAS No. 123. Had compensation cost for awards been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have instead been reported as the pro forma amounts indicated below:

                                     1998    1997    1996
                                     ----    ----    ----
Net income (millions) As reported   $ 803   $ 932   $ 534
                      Pro forma     $ 794   $ 927   $ 532

     The weighted-average grant date fair value of restricted shares issued was $87.44 for shares issued in 1997. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                          1998     1997     1996
                          ----     ----     ----
Risk-free interest rate   5.6%     6.4%     6.4%
Dividend yield            0.0%     0.0%     0.0%
Volatility               33.0%    32.0%    32.0%
Expected life (years)     4.0      4.0      4.0

     The weighted average fair value of options granted during 1998, 1997 and 1996, was $27.95, $27.40 and $18.94, respectively.

(11)  Retirement and Postretirement Plans
-----------------------------------------
     The Company has various retirement plans, both defined benefit and defined contribution, which cover substantially all employees. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the statement of financial position for the defined benefit and other postretirement plans as of December 31:

(In Millions)
Change in Benefit Obligation       Pension Benefits     Other Benefits
----------------------------       ----------------     --------------
                                     1998      1997      1998      1997
                                     ----      ----      ----      ----
Benefit obligation at
 beginning of year                 $7,272    $6,133    $1,706    $1,323
Service cost                          276       232        48        44
Interest cost                         533       477       109       107
Plan participants' contributions        1         1         -         -
Amendments                              1       245         -         -
Actuarial (gain) loss                 274       502      (169)      288
Foreign currency exchange
 rate changes                          13       (14)        -         -
Benefits paid                        (332)     (304)      (68)      (56)
                                    -----     -----     -----     -----
Benefit obligation at end of year  $8,038    $7,272    $1,626    $1,706
                                    =====     =====     =====     =====

Change in Plan Assets
---------------------               1998      1997      1998      1997
                                    ----      ----      ----      ----
Fair value of plan assets at
 beginning of year                 $6,859    $5,919    $  107    $  103
Actual return on plan assets          934     1,075         8         7
Employer contributions                187       173         -         -
Plan participants' contributions        1         1         -         -
Foreign currency exchange
 rate changes                           5        (5)        -         -
Benefits paid                        (332)     (304)       (3)       (3)
                                    -----     -----     -----     -----
Fair value of plan assets at
 end of year                       $7,654    $6,859    $  112    $  107
                                    =====     =====     =====     =====

Funded status                      $ (383)   $ (413)  $(1,514)  $(1,599)
Unrecognized actuarial
 (gains) losses                      (122)       28        19       183
Unrecognized prior service costs      659       648         -         -
                                    -----     -----     -----     -----
Net amount recognized              $  154    $  263   $(1,495)  $(1,416)
                                    =====     =====     =====     =====

Amounts recognized in the statement
 of financial position consist of:
                                    1998      1997      1998      1997
                                    ----      ----      ----      ----
Prepaid (accrued) benefit cost     $  154    $  263   $(1,495)  $(1,416)
Accrued benefit liability            (275)     (290)        -         -
Intangible asset                      271       286         -         -
Accumulated other comprehensive
 income                                 4         4         -         -
                                    -----     -----     -----     -----
Net amount recognized              $  154    $  263   $(1,495)  $(1,416)
                                    =====     =====     =====     =====

Weighted-average assumptions      1998      1997      1998      1997
----------------------------      ----      ----      ----      ----
Discount rate                     7.00%     7.25%     7.00%     7.25%
Expected return on plan assets    9.75%     9.75%     8.00%     8.00%
Rate of compensation increase     4.05%     3.85%       -         -

     The assumed health care cost trend rates for gross claims paid were 5.0% and 5.5% for 1998 and 1997, respectively, declining annually to a rate of 4.0% by the year 1999 and remaining level thereafter.

     The net periodic benefit cost included the following components:

(In Millions)                      Pension Benefits         Other Benefits
-------------                      ----------------         --------------
                                 1998    1997    1996    1998    1997    1996
                                 ----    ----    ----    ----    ----    ----
Service cost                    $ 276   $ 232   $ 234   $  48   $  44   $  44
Interest cost                     533     477     438     109     107      97
Expected return on plan assets   (581)   (531)   (479)     (8)     (8)     (8)
Amortization of prior service
 cost including transition
 obligation/(asset)                57      36      29       -       -       -
Recognized actuarial (gain)/loss    9       1      16      (4)     (5)     (5)
                                 ----    ----    ----    ----    ----    ----
Net period benefit costs        $ 294   $ 215   $ 238   $ 145   $ 138   $ 128
                                 ====    ====    ====    ====    ====    ====

     Total pension expense for all retirement plans
(including defined contribution plans) was $304 million in 1998, $229 million in 1997 and $252 million in 1996.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $1.688 billion, $1.510 billion, and $1.118 billion, respectively, as of December 31, 1998, and $1.482 billion, $1.273 billion, and $908 million, respectively, as of December 31, 1997.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care trend rate would have the following effects:

(In Millions)                    1% Increase    1% Decrease
-------------                    -----------    -----------
Effect on total service and
  interest cost                     $  26          $  21
Effect on postretirement
  benefit obligation                $ 223          $ 178

     Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations and postretirement obligations including discount rates and rates of increase in compensation, resulting in increases or decreases in United's pension and postretirement liabilities and pension and postretirement costs.

(12)  Financial Instruments and Risk Management
-----------------------------------------------
     See Item 7A. Quantitative and Qualitative Disclosures
About Market Risk ("Item 7A") for a discussion of the Company's foreign currency and fuel price risk management activities, and the fair value of all significant financial instruments.

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

Financial Guarantees
     Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United. Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. At December 31, 1998, $1.229 billion principal amount of such bonds was outstanding. As of December 31, 1998, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.211 billion of such bonds, including accrued interest. The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 9 "Lease Obligations".

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

(13)  Commitments, Contingent Liabilities and Uncertainties
-----------------------------------------------------------
     The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including
(but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and its prior experience, that the ultimate disposition of these contingencies is not expected to materially affect United's consolidated financial position or results of operations.
United records liabilities for legal and environmental claims against it in accordance with generally accepted accounting principles. These amounts are recorded based on the Company's assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

     At December 31, 1998, commitments for the purchase of property and equipment, principally aircraft, approximated
$6.8 billion, after deducting advance payments. An estimated $2.7 billion will be spent in 1999, $1.8 billion in 2000, $2.0 billion in 2001 and $0.3 billion in 2002 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002. These commitments, combined with aircraft retirements, are part of the Company's plan to eventually increase the fleet to an expected 645 aircraft at the end of 2001.

     In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004. In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

     In July 1998, the International Association of
Machinists and Aerospace Workers ("IAM") became the bargaining representative for United's public contact employees and negotiations have begun regarding a contract.
As a result, approximately 82% of United's employees are represented by various labor organizations. The labor contracts with the Air Line Pilots' Association and the IAM become amendable in 2000. In October 1997, the Association of Flight Attendants ratified a new contract, which will remain in effect through 2006.

(14)  Segment Information
-------------------------
     During the fourth quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe. These regions constitute United's four reportable segments. The accounting policies for each of these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies", except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disaggregates financial information for the purpose of making internal operating decisions. United evaluates performance based on fully distributed earnings before income taxes. Revenues are attributed to each reportable segment based on the allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign designations as part of each respective region. A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                              Year Ended December 31, 1998
-------------                              ----------------------------
                                                               Reportable
                                              Latin              Segment        Consolidated
                           Domestic  Pacific  America  Atlantic   Total   Other    Total
                           --------  -------  -------  -------- --------- ----- ------------
Revenue                     $11,997  $ 2,843   $ 832   $ 1,846   $17,518  $  -    $17,518
Interest income                  33       14       3         8        58     1         59
Interest expense                207       84      22        49       362     -        362
Equity in earnings of
 affiliates                      41       17       4        10        72     -         72
Depreciation and amortization   520      145      45        95       805   (12)       793
Fully distributed earnings
 before income taxes          1,641       63      68       277     2,049     -      2,049

(In Millions)                              Year Ended December 31, 1997
-------------                              ----------------------------
                                                               Reportable
                                              Latin              Segment        Consolidated
                           Domestic  Pacific  America  Atlantic   Total   Other    Total
                           --------  -------  -------  -------- --------- ----- ------------
Revenue                     $11,214  $ 3,552   $ 824   $ 1,745   $17,335  $  -    $17,335
Interest income                  29       13       3         6        51     -         51
Interest expense                166       73      15        36       290     -        290
Equity in earnings of
 affiliates                      38       17       3         8        66     -         66
Depreciation and amortization   474      159      38        76       747   (23)       724
Fully distributed earnings
 before income taxes          1,410      589     129       347     2,475     -      2,475


(In Millions)                              Year Ended December 31, 1996
-------------                              ----------------------------
                                                               Reportable
                                              Latin              Segment        Consolidated
                           Domestic  Pacific  America  Atlantic   Total   Other    Total
                           --------  -------  -------  -------- --------- ----- ------------
Revenue                     $10,717  $ 3,438   $ 750   $ 1,412   $16,317  $  -    $16,317
Interest income                  26       11       2         5        44     -         44
Interest expense                171       72      16        31       290     -        290
Equity in earnings of
 affiliates                      38       16       3         7        64     -         64
Depreciation and amortization   509      134      39        58       740    19        759
Fully distributed earnings
 before income taxes          1,048      423      45       139     1,655     -      1,655

(In Millions)                           1998      1997      1996
-------------                           ----      ----      ----
Total fully distributed earnings
  for reportable segments             $ 2,049   $ 2,475   $ 1,655
  Less:  ESOP compensation expense        829       987       685
Total earnings before income taxes
  and extraordinary item              $ 1,220   $ 1,488       970
                                        =====     =====     =====

     United's operations involve an insignificant level of dedicated revenue producing assets by reportable segment.
The overwhelming majority of United's revenue producing assets can be deployed in any of the four reportable segments. United has significant intangible assets related to the acquisition of its Atlantic and Latin American route authorities.

(15)  Statement of Consolidated Cash Flows - Supplemental
      Disclosures
---------------------------------------------------------
     Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)                            1998     1997     1996
-------------                            ----     ----     ----
Cash paid during the year for:
 Interest (net of amounts capitalized)  $ 241    $ 156    $ 222
 Income taxes                             158      359      239

Non-cash transactions:
 Capital lease obligations incurred       701      643      503
 Defeasance of capital lease obligations    -       66        -
 Long-term debt incurred in connection
   with additions to equipment              -      185       82
 Note receivables recorded in connection
   with the sale of equipment and
   leasehold improvements                   -      127        -
 Increase (decrease) in pension
   intangible assets                      (15)     200     (191)

(16)  Selected Quarterly Financial Data (Unaudited)
---------------------------------------------------

(In Millions)                      1st      2nd      3rd      4th
                                 Quarter  Quarter  Quarter  Quarter     Year
                                 -------  -------  -------  -------     ----
1998:
Operating revenues                $4,044   $4,431   $4,772   $4,270   $17,518
Earnings from operations             117      461      687      183     1,447
Net earnings                      $   57   $  277   $  420   $   49   $   803

1997:
Operating revenues                $4,109   $4,372   $4,630   $4,224   $17,335
Earnings from operations             189      404      548       85     1,226
Earnings before extraordinary item   103      239      571       28       941
Extraordinary loss on early
  extinguishment of debt               -        -        -       (9)       (9)
Net earnings                      $  103   $  239   $  571   $   19   $   932

     During the third quarter of 1997, United recognized a pre-tax gain of $275 million on the sale of its interest in the Apollo Travel Services Partnership (see Other
Information, "Sale of Affiliate" in Management's Discussion and Analysis of Financial Condition and Results of Operations).


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

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

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

(b)  Reports on Form 8-K.
     -------------------

     No reports on Form 8-K have been filed during the fourth quarter of 1998

                           SIGNATURES
                           ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.

                                   UNITED AIR LINES, INC.



                                   By:  /S/ Gerald Greenwald
                                        --------------------
                                        Gerald Greenwald
                                        Chairman of the Board and
                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


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


/s/ Frederic F. Brace
--------------------------------
Frederic F. Brace
Vice President - Finance
(principal accounting officer)


/s/ James E. Goodwin
--------------------------------
James E. Goodwin
Director


/s/ Christopher D. Bowers
--------------------------------
Christopher D. Bowers
Director


/s/ William P. Hobgood
--------------------------------
William P. Hobgood
Director


/s/ Stuart I. Oran
--------------------------------
Stuart I. Oran
Director


Andrew P. Studdert
--------------------------------
Andrew P. Studdert
Director




                 United Air Lines, Inc. and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1998

                                                   Additions Charged to
(In Millions)                          Balance at                                    Balance at
                                       Beginning   Costs and    Other                  End of
     Description                        of Year    Expenses    Accounts   Deductions    Year
                                       ----------  ---------   --------   ---------- ----------
Reserve deducted from asset to which it applies:

   Allowance for doubtful accounts       $  9        $ 17       $  -         $ 10(1)    $ 16
                                          ===         ===        ===          ===        ===
   Obsolescence allowance -
     Flight equipment spare parts        $ 29        $ 36       $  4         $ 30(1)    $ 39
                                          ===         ===        ===          ===        ===




                                                       F-1
-----------------------
(1)   Deduction from reserve for purpose for which reserve was created.






                 United Air Lines, Inc. and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1997

                                                   Additions Charged to
(In Millions)                          Balance at                                    Balance at
                                       Beginning   Costs and    Other                  End of
     Description                        of Year    Expenses    Accounts   Deductions    Year
                                       ----------  ---------   --------   ---------- ----------
Reserve deducted from asset to which it applies:

   Allowance for doubtful accounts       $ 24        $ 17        $ -        $ 32(1)     $  9
                                          ===         ===        ===         ===         ===
   Obsolescence allowance -
     Flight equipment spare parts        $ 31        $ 26        $ 5        $ 33(2)     $ 29
                                          ===         ===        ===         ===         ===




                                             F-2

-------------------
(1)   Includes deduction from reserve due to the sale of the Apollo Travel Services Partnership.
(2)  Deduction from reserve for purpose for which reserve was created.



                 United Air Lines, Inc. and Subsidiary Companies

                 Schedule II - Valuation and Qualifying Accounts

                      For the Year Ended December 31, 1996

                                                   Additions Charged to
(In Millions)                          Balance at                                    Balance at
                                       Beginning   Costs and    Other                  End of
     Description                        of Year    Expenses    Accounts   Deductions    Year
                                       ----------  ---------   --------   ---------- ----------
Reserve deducted from asset to which it applies:

   Allowance for doubtful accounts       $ 19        $ 23       $  -         $ 18(1)    $ 24
                                          ===         ===        ===          ===        ===
   Obsolescence allowance -
     Flight equipment spare parts        $ 38        $ 14       $  2         $ 23(1)    $ 31
                                          ===         ===        ===          ===        ===





                                             F-3

--------------
(1)  Deduction from reserve for purpose for which reserve was created.




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

 10.1   Supplemental Agreement No. 6 dated as of November 6,
        1998 to the Agreement dated December 18, 1990 between Boeing and United (and United Worldwide Corporation) for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii)
        Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4, through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, and (viii) Exhibits 10.9 through 10.12 and 10.17 through
        10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)). (Filed as
        Exhibit 10.38 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference.)

 10.2 Supplemental Agreement No. 7 dated as of November 6, 1998 to the 777-200 Purchase Agreement (filed as Exhibit
        10.39 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.3 Change Order No. 9 dated as of November 6, 1998 to the 777-200 Purchase Agreement (filed as Exhibit 10.40 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.4 Change Order No. 9A dated as of November 6, 1998 to the 777-200 Purchase Agreement (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.5 Change Order No. 10 dated as of November 6, 1998 to the 777-200 Purchase Agreement (filed as Exhibit 10.42 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.6 Change Order No. 10A dated as of November 6, 1998 to the 777-200 Purchase Agreement (filed as Exhibit 10.43 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.7   Letter Agreement No. 6-1162-MDH-638 dated as of January
        5, 1998 to the Agreement dated October 25, 1988 between
        Boeing and United for acquisition of 757-200 aircraft
        (as previously amended and supplemented, the "757-200
        Purchase Agreement" (filed as Exhibit 10(K) to UAL's
        Form 10-K for the year ended December 31, 1989, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.14 through 10.19 and Exhibit 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii)
        Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iii) Exhibit 10.9 to UAL's Form 10-Q for the quarter ended March 31, 1995, and (iv) Exhibits 10.13 through
        10.17 to UAL's Form 10-Q for the quarter ended June 30,
        1996, and incorporated herein by reference)). (Filed as
        Exhibit 10.44 to UAL's Form 10-K for the year ended
        December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference.)

 10.8   Letter Agreement No. 6-1162-MDH-657 dated as of
        September 29, 1998 to the 757-200 Purchase Agreement (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.9   Letter Agreement No. 6-1162-MDH-668 dated as of
        September 29, 1998 to the 757-200 Purchase Agreement (filed as Exhibit 10.46 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 10.10  Letter Agreement No. 6-1162-BRB-132 dated as of January
        5, 1998 to the Agreement dated December 18, 1990 between Boeing and United for acquisition of 747-400 aircraft (as previously amended and supplemented, the "747-400 Purchase Agreement" (filed as Exhibit 10.8 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits
        10.4 and 10.5 to UAL's Form 10-K for the year ended
        December 31, 1991, (ii) Exhibits 10.3 through 10.6 and
        Exhibit 10.22 to UAL's Form 10-Q for the quarter ended
        June 30, 1993, (iii) Exhibit 10.3 to UAL's Form 10-K for the year ended December 31, 1993, (iv) Exhibit 10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (v) Exhibits 10.29 and 10.30 to UAL's Form 10-K for the year ended December 31, 1994, (vi) Exhibits 10.4 through 10.8 to UAL's Form 10-Q for the quarter ended March 31, 1995,
        (vii) Exhibits 10.7 and 10.8 to UAL's Form 10-Q for the quarter ended June 30, 1995, (viii) Exhibit 10.41 to
        UAL's Form 10-K for the year ended December 31, 1995,
        (ix) Exhibits 10.4 through 10.8 and Exhibit 10.17 to
        UAL's Form 10-Q for the quarter ended June 30, 1996, and
        (x) Exhibits 10.1 through 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference)). (Filed as Exhibit 10.47 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference.)

 10.11  Letter Agreement No. 6-1162-MDH-666 dated as of
        September 29, 1998 to the 747-400 Purchase Agreement
        (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 1998, with a request for confidential treatment of certain portions, and incorporated herein by reference).

 12.1   Computation of Ratio of Earnings to Fixed Charges.

 23     Consent of Independent Public Accountants.

 27     Financial Data Schedule.