Form 10-Q
period 1999-03-31
UNITED AIR LINES INC
filed 1999-05-07
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

                     Yes    X            No
                          -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
                    Class                    April 30, 1999
                    -----                    --------------
       Common Stock ($5 par value)                205

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).


United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
               For the Quarter Ended March 31, 1999
               ------------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                              Page No.
------   ---------------------                              -------

        Item 1.  Financial Statements

                 Condensed Statements of Consolidated           3
                 Financial Position - as of March 31, 1999
                 (Unaudited) and December 31, 1998

                 Statements of Consolidated Operations          5
                 (Unaudited) - for the three months
                 ended March 31, 1999 and 1998

                 Condensed Statements of Consolidated           6
                 Cash Flows (Unaudited) - for the three
                 months ended March 31, 1999 and 1998

                 Notes to Consolidated Financial                7
                 Statements (Unaudited)

        Item 2.  Management's Discussion and Analysis          10
                 of Financial Condition and Results of
                 Operations

        Item 3.  Quantitative and Qualitative Disclosures      14
                 About Market Risk


PART II.         OTHER INFORMATION
-------          -----------------

        Item 6.  Exhibits and Reports on Form 8-K              15

Signatures                                                     16
----------

Exhibit Index                                                  17
-------------

                  PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                      March 31,
                                         1999       December 31,
Assets                               (Unaudited)        1998
------                               -----------    ------------
Current assets:
   Cash and cash equivalents         $     231      $     326
   Short-term investments                  353            360
   Receivables, net                      1,126          1,134
   Related party receivables               250             46
   Inventories, net                        294            384
   Deferred income taxes                   257            259
   Prepaid expenses and other              341            308
                                       -------        -------
                                         2,852          2,817
                                       -------        -------

Operating property and equipment:
   Owned                                16,447         16,125
   Accumulated depreciation and
    amortization                        (5,095)        (5,174)
                                       -------        -------
                                        11,352         10,951
                                       -------        -------

   Capital leases                        2,972          2,702
   Accumulated amortization               (575)          (599)
                                       -------        -------
                                         2,397          2,103
                                       -------        -------
                                        13,749         13,054
                                       -------        -------

Other assets:
   Investments in affiliates               328            304
   Intangibles, net                        672            676
   Related party receivables               449            430
   Aircraft lease deposits                 544            545
   Prepaid rent                            624            626
   Other                                   454            378
                                       -------        -------
                                         3,071          2,959
                                       -------        -------
                                      $ 19,672       $ 18,830
                                       =======        =======

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                       March 31,
                                         1999        December 31,
Liabilities and Stockholder's Equity  (Unaudited)        1998
------------------------------------  -----------    ------------
Current liabilities:
   Short-term borrowings              $     50        $    184
   Current portions of long-term debt
     capital lease obligations             408             274
   Related party debt maturing
     within one year                       136             128
   Advance ticket sales                  1,627           1,429
   Accounts payable                      1,008           1,144
   Other                                 2,653           2,551
                                         5,882           5,710
                                       -------         -------
Long-term debt                           2,741           2,858
                                       -------         -------
Long-term obligations under capital
 leases                                  2,368           2,113
                                       -------         -------
Other liabilities and deferred credits:
   Deferred pension liability              160              89
   Postretirement benefit liability      1,465           1,424
   Deferred gains                        1,161           1,180
   Other                                 1,106           1,132
                                       -------         -------
                                         3,892           3,825
                                       -------         -------
Preferred stock committed to
  Supplemental ESOP                        762             691
                                       -------         -------

Stockholder's equity:
   Common stock at par                       -               -
   Additional capital invested             229              21
   ESOP capital                          2,721           2,630
   Retained earnings                     1,183           1,108
   Unearned ESOP preferred stock          (101)           (121)
   Accumulated other comprehensive income   (3)             (2)
   Other                                    (2)             (3)
                                       -------         -------
                                         4,027           3,633
                                       -------         -------
Commitments and contingent
 liabilities (See note)

                                      $ 19,672        $ 18,830
                                       =======         =======

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                          Three Months Ended
                                               March 31
                                           1999        1998
                                           ----        ----
Operating revenues:
   Passenger                           $  3,680    $  3,565
   Cargo                                    208         215
   Other                                    262         264
                                        -------     -------
                                          4,150       4,044
                                        -------     -------
Operating expenses:
   Salaries and related costs             1,409       1,309
   ESOP compensation expense                182         258
   Aircraft fuel                            395         441
   Commissions                              283         317
   Purchased services                       379         337
   Aircraft rent                            220         233
   Landing fees and other rent              227         207
   Depreciation and amortization            211         191
   Aircraft maintenance                     178         156
   Other                                    526         478
                                        -------     -------
                                          4,010       3,927
                                        -------     -------

Earnings from operations                    140         117
                                        -------     -------
Other income (expense):
   Interest expense                         (95)        (81)
   Interest capitalized                      19          26
   Interest income                           11          16
   Equity in earnings of affiliates          24          22
   Miscellaneous, net                        17         (11)
                                        -------     -------
                                            (24)        (28)
                                        -------     -------
Earnings before income taxes                116          89
Provision for income taxes                   41          32
                                        -------     -------
Net earnings                           $     75    $     57
                                        =======     =======

      See accompanying notes to consolidated financial statements.



         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)

                                             Three Months
                                            Ended March 31
                                            --------------
                                          1999          1998
                                          ----          ----
Cash and cash equivalents at
  beginning of period                   $  326        $  268
                                         -----         -----
Cash flows from operating activities       759           803
                                         -----         -----
Cash flows from investing activities:
  Additions to property and equipment     (658)         (893)
  Proceeds on disposition of
    property and equipment                 113             4
  Decrease in short-term investments         7            48
  Increase in related party receivables    (18)           (3)
  Other, net                                (4)           (7)
                                         -----         -----
                                          (560)         (851)
                                         -----         -----
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                   286           704
  Repayment of long-term debt             (271)          (78)
  Principal payments under capital
    lease obligations                     (113)          (90)
  Purchase of equipment debt certificates
    under Company leases                   (47)         (664)
  Increase (decrease) in short-term
    borrowings                            (134)          119
  Aircraft lease deposits                  (30)          (31)
  Other, net                                15            13
                                         -----         -----
                                          (294)          (27)
                                         -----         -----
Decrease in cash and cash equivalents      (95)          (75)
                                         -----         -----
Cash and cash equivalents at
  end of period                         $  231        $  193
                                         =====         =====


Cash paid during the period for:
 Interest (net of amounts capitalized)  $   55        $   44
 Income taxes                           $   25        $    8

Non-cash transactions:
 Capital lease obligations incurred     $  407        $  161
 Issuance of common stock to
   parent company                       $  204        $   -


  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
     Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------
The Company
-----------
      United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1998.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1998 were allocated in March 1999 as follows: 123,841 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 615,757 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,334,370 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 768,493 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by UAL since January 1, 1999.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Segment Information
-------------------
     United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe. These regions constitute
United's four reportable segments.

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                           Three Months Ended March 31, 1999
-------------                           ---------------------------------
                                                               Reportable
                                                Latin            Segment        Consolidated
                            Domestic  Pacific  America  Atlantic  Total   Other     Total
                            --------  -------  -------  -------- -------  -----  ----------
Revenue                      $2,887    $ 648    $ 206    $ 409    $4,150   $ -      $4,150
Fully distributed earnings
 before income taxes         $  265    $   1    $  16    $  16    $  298   $ -      $  298


(In Millions)                           Three Months Ended March 31, 1998
-------------                           ---------------------------------
                                                               Reportable
                                                Latin            Segment        Consolidated
                            Domestic  Pacific  America  Atlantic  Total   Other     Total
                            --------  -------  -------  -------- -------  -----  ----------
Revenue                      $2,729    $ 715    $ 224    $ 376    $4,044  $ -      $4,043
Fully distributed earnings
 before income taxes         $  292    $  (1)   $  31    $  25    $  347  $ -      $  347


                                          Three Months Ended
                                               March 31
(In Millions)                              1999        1998
-------------                              ----        ----
Total fully distributed earnings
  for reportable segments                 $ 298       $ 347
  Less:  ESOP compensation expense          182         258
                                           ----        ----
Total earnings before income taxes        $ 116       $  89
                                           ====        ====

Investments in Affiliates
-------------------------
     United owns 33,440,000 common shares, approximately 32 percent, of Galileo International ("Galileo") through a wholly owned subsidiary. Galileo is one of the world's leading providers of electronic global distribution services for the travel industry. United intends to sell approximately 17,500,000 common shares of Galileo in a secondary offering that Galileo has filed with the Securities and Exchange Commission. United's ability to sell the shares is subject to various conditions including the underwriters' ability to reduce the number of shares to be sold in certain circumstances. This potential sale would reduce United's holdings in Galileo to 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. Equity earnings in Galileo were $23 million and $20 million for the three-month periods ended March 31, 1999 and 1998, respectively.

     United owns approximately 2.2 million depository certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depository certificate represents a beneficial interest in an Equant common share. These depository certificates are currently subject to certain transferability restrictions and are carried at their original cost, which is nominal. At March 31, 1999, the fair value of United's investment in Equant is approximately $165 million. Certain of United's depository certificates are subject to a final reallocation, however, United does not believe that the number of depository certificates that it owns will significantly change after the final reallocation.

     Internet Travel Network (ITN) is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers. United has a minority interest in ITN consisting of convertible preferred stock, warrants and options. United's convertible preferred stock can be converted into an approximate 25% interest in ITN common stock. This ownership level can increase to 30% if all options and warrants are exercised.


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

      At March 31, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. An estimated $2.8 billion will be spent during the remainder of 1999, $1.9 billion in 2000, $1.9 billion in 2001 and $0.4 billion in 2002 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $584 million at March 31, 1999, compared to $686 million at December 31, 1998. Cash flows from operating activities amounted to $759 million. Financing activities included principal payments under debt and capital lease obligations of $271 million and $113 million, respectively, and $30 million in aircraft lease deposits. Additionally, the Company issued $286 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $658 million. Property dispositions resulted in proceeds of $113 million. In the first quarter of 1999, United took delivery of one A320, six A319, two B777, two B757, three B747 and one B767 aircraft. Five of the aircraft were purchased and ten were acquired under capital leases. In addition, United acquired two B727 aircraft off-lease during the first quarter and retired four DC10-10 and three B747 aircraft.

      United has certain non-core investments in publicly traded companies with market values substantially in excess of their carrying values. It is United's policy to monetize its non-core investments. In furtherance of this strategy, United announced its intention to sell up to 17.5 million shares of common stock in Galileo in a secondary offering by Galileo. The potential proceeds from this sale will be used to achieve United's financial goals which include investing in its core business, improving its creditworthiness and returning cash to shareholders.

      At March 31, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $7.0 billion, after deducting advance payments. Of this amount, an estimated $2.8 billion is expected to be spent during the remainder of 1999. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $140 million in the first quarter of 1999, compared to operating earnings of $117 million in the first quarter of 1998. United had net earnings in the 1999 first quarter of $75 million, compared to net earnings of $57 million in the same period of 1998.

      Specific factors affecting United's consolidated operations for the first quarter of 1999 are described below.

      First Quarter 1999 Compared with First Quarter 1998.
      ----------------------------------------------------
      Operating revenues increased $106 million (3%) and United's revenue per available seat mile (unit revenue) decreased 0.1% to 9.82 cents. Passenger revenues increased $115 million (3%) due to a 5% increase in United's revenue passenger miles partially offset by a 2% decrease in yield to 12.54 cents. Available seat miles across the system were up 2% over the first quarter of 1998, resulting in a passenger load factor increase of 1.7 points to 68.9%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                    Increase (Decrease)
                ----------------------------------------------------------------
                 Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                 Miles(Capacity)           (Traffic)        Passenger Mile(Yield)
                 ---------------   -----------------------  ---------------------
Domestic                5%                     6%                     -%
Pacific               (10%)                   (3%)                   (7%)
Atlantic               17%                    17%                    (6%)
Latin America          (1%)                   (1%)                   (7%)


      The pilot action at American Airlines resulted in additional revenues of $45 million for the quarter. Domestic unit revenues increased 2% from last year as load factor was 1.2 points higher and yield was flat. Atlantic unit revenues were down 5% from last year, with yields being down 6% from last year due to excess industry capacity that impacted the pricing in the market. Pacific unit revenues were relatively flat year over year.

      Cargo revenues decreased $7 million (3%). A 1% lower freight yield and a 5% lower mail yield resulted in a decrease in cargo yield of 3%.

      Operating expenses increased $83 million (2%) and United's cost per available seat mile decreased slightly, from 9.52 cents to 9.49 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 9.06 cents, an increase of 2% from the 1998 first quarter. ESOP compensation expense decreased $76 million (29%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price. Aircraft maintenance increased $22 million (14%) due primarily to an increase in purchased maintenance as a result of increased heavy maintenance visits. Purchased services increased $42 million (12%) due principally to increased computer reservations fees and Y2K expenses. Depreciation and amortization increased $20 million (10%) due to an increase in the number of owned aircraft and aircraft under capital lease. Salaries and related costs increased $100 million (8%) due to mid-term wage adjustments which took place in July 1998 and to increased staffing in certain customer contact positions. Aircraft fuel decreased $46 million (10%) due to a 12% decrease in the cost of fuel from
61.7 cents to 54.4 cents a gallon. Commissions decreased $34 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 as well as a slight decrease in commissionable revenues. Aircraft rent decreased $13 million (6%) due to the aircraft refinancing completed in the first quarter of 1998.

      Other non-operating expense amounted to $24 million in the first quarter of 1999 compared to $28 million in the first quarter of 1998. Interest expense increased $14 million (17%) due to the issuance of long-term debt. Miscellaneous, net includes $14 million in gains on written yen call options and $7 million of other foreign exchange gains in 1999 compared to $4 million of other foreign exchange losses in 1998.

LABOR AGREEMENTS
----------------
      On April 23, 1999, United announced a tentative agreement with the International Association of Machinists and Aerospace Workers ("IAM") for a contract for 19,000 public contact employees (primarily customer service and reservations sales and service representatives). The agreement is subject to ratification by the affected employees. Management does not anticipate that this agreement will have a material impact on the unit cost guidance provided in the "Outlook for 1999" section.*

UPDATE ON YEAR 2000 READINESS
-----------------------------
     Readers should refer to "Update on Year 2000 Readiness" in Management's Discussion and Analysis of Financial Condition and
Results of Operations in the 1998 Annual Report on Form 10-K for background information.

     United continues to make steady progress in its Year 2000 remediation program. As discussed below, remediation, testing and system integration testing of all major systems will be substantially complete by June 30, 1999.

     IT systems. The Company has substantially completed the remediation and initial system testing of mainframe hardware and software and other hardware infrastructure including voice and data networks. In addition, substantially all internally developed IT software applications have been remediated and tested.

     System integration testing for the mission critical IT systems is on schedule to be completed by June 30, 1999, while for all other systems, integration testing will be substantially complete by June 30, 1999.

     Non IT systems. The remediation and testing phase of date-sensitive, critical non-IT systems is proceeding on schedule and will be substantially complete by June 30, 1999.

     Critical Business Partners. The Company has contacted substantially all of its Critical Business Partners. For those partners not having a Year 2000 program in place with a planned completion date of June 30, 1999, the Company may look for alternate suppliers.

     The results of the study undertaken by the Air Transport Association ("ATA") to determine the process domestic airports are using to achieve Year 2000 readiness, shows that most large domestic airports have made substantial progress towards being Year 2000 ready. A similar project undertaken by the International Air Transport Association ("IATA") shows that although most international airports have made progress during the past few months, certain key airports are behind schedule.

     The Company's aircraft manufacturers have concluded that there are no safety of flight issues related to the Year 2000 date rollover as to their aircraft.

     Concurrent with ensuring that all the systems will be remediated and tested for the Year 2000 date rollover, the Company is developing contingency plans for all the systems that are critical to its operations. These contingency plans are expected to be completed by June 30, 1999. These contingency plans, together with the airline readiness reviews planned during the second quarter of 1999, are designed to reduce the likelihood that the Company's operations will be interrupted by Year 2000 related issues.

     The Company anticipates that project costs will range between $85 and $90 million, with 35% being capitalized. To date the Company has incurred $41 million in project costs ($31 million in expense and $10 million in capital). During the 1999 first quarter the Company incurred $13 million in project costs
($8 million in expense and $5 million in capital).

      Readers are cautioned that the "Update on Year 2000 Readiness" section contains forward-looking information. Please see the "Outlook for 1999" for a list of some factors that could cause actual results to differ materially from expected results.*

OUTLOOK FOR 1999
----------------
      Information regarding guidance for United's 1999 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended March 31, 1999.

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains sections with forward-looking statements which are identified with an asterisk(*). Information included in those sections and the "Outlook for 1999" paragraphs is forward-looking and actual results could differ materially from expected results. Factors that could significantly impact expected capacity, international revenues and profits, unit revenues, fully distributed unit costs and fuel prices include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, the impact of the new labor agreement with the IAM, actions of the U.S., foreign and local governments, willingness of customers to travel, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, UAL common stock price fluctuations, the economic environment of the airline industry and the general economic environment. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the results of the technical assessment, remediation and testing of date-sensitive systems and equipment and the ability of critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration, to achieve Year 2000 readiness.



Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK
---------------------------------------------------------------
      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 1998. Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average       Notional     Average      Estimated
  contract rate)                    Amount   Contract Rate   Fair Value
                                    ------   -------------   ----------
Forward exchange contracts
 Japanese Yen - Purchased forwards  $ 190       105.87         $  (8)
              - Sold forwards       $  13       118.28         $   -
 Hong Kong Dollar - Sold forwards   $  85         7.87         $  (1)
 French Franc - Purchased forwards  $  50         5.05         $   -


Currency options
 Japanese Yen - Call options        $ 227       127.88         $ (24)
              - Put options         $ 226       128.80         $   3

Price Risk (Aircraft fuel) -

(In millions, except average        Notional      Average      Estimated
  contract rate)                     Amount    Contract Rate   Fair Value
                                    --------   -------------   ----------
Purchased call contracts - Crude oil  $ 298     $15.39/bbl       $ 32
Sold put contracts - Crude oil        $  23     $14.64/bbl       $  -


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) Form 8-K dated January 27, 1999 to report United's statement on America West Airlines.



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



Dated:  May 6, 1999




                          Exhibit Index
                          -------------


Exhibit No.          Description
----------           -----------

12             Computation of Ratio of Earnings to Fixed Charges.

27             Financial Data Schedule.