Form 10-Q
period 1999-06-30
UNITED AIR LINES INC
filed 1999-08-16
CIK 101001

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

          1200 East Algonquin Road, Elk Grove Township, Illinois 60007
            Mailing Address: P. O. Box 66100, Chicago, Illinois 60666
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes  X    No
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                  Class                              July 31, 1999
                  -----                              -------------
        Common Stock ($5 par value)                        205

* Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

       United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
                       For the Quarter Ended June 30, 1999

Index

PART I.        FINANCIAL INFORMATION                                                                Page No.
                                                                                                    -------
               Item 1.    Financial Statements

                          Condensed Statements of Consolidated                                          3
                          Financial Position - as of June 30, 1999
                          (Unaudited) and December 31, 1998

                          Statements of Consolidated Operations                                         5
                          (Unaudited) - for the three months and six months
                          ended June 30, 1999 and 1998

                          Condensed Statements of Consolidated                                          7
                          Cash Flows (Unaudited) - for the six
                          months ended June 30, 1999 and 1998

                          Notes to Consolidated Financial                                               8
                          Statements (Unaudited)

               Item 2.   Management's Discussion and Analysis of                                       12
                         Financial Condition and Results of Operations

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    18


PART II.       OTHER INFORMATION

               Item 6.    Exhibits and Reports on Form 8-K                                            19

Signatures                                                                                            20

Exhibit Index                                                                                         21

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                 United Air Lines Inc. and Subsidiary Companies
             Condensed Statements of Consolidated Financial Position
                                  (In Millions)


                                                June 30,   December 31,
                                                  1999        1998
                                               ----------  ------------
Assets                                         (Unaudited)
Current assets:
   Cash and cash equivalents                   $  1,088    $    326
   Short-term investments                           221         360
   Receivables, net                               1,357       1,134
   Related party receivables                        250          46
   Inventories, net                                 275         384
   Deferred income taxes                            254         259
   Prepaid expenses and other                       289         308
                                               --------    --------
                                                  3,734       2,817
                                               --------    --------


Operating property and equipment:
   Owned                                         17,034      16,125
   Accumulated depreciation and amortization     (5,215)     (5,174)
                                               --------    --------
                                                 11,819      10,951
                                               --------    --------

   Capital leases                                 3,027       2,702
   Accumulated amortization                        (599)       (599)
                                               --------    --------
                                                  2,428       2,103
                                               --------    --------
                                                 14,247      13,054
                                               --------    --------


Other assets:
   Investments in affiliates                        882         304
   Intangibles, net                                 669         676
   Related party receivables                        463         430
   Aircraft lease deposits                          535         545
   Prepaid rent                                     674         626
   Other                                            437         378
                                               --------    --------
                                                  3,660       2,959
                                               --------    --------

                                               $ 21,641    $ 18,830
                                               ========    ========



          See accompanying notes to consolidated financial statements.

                 United Air Lines Inc. and Subsidiary Companies
             Condensed Statements of Consolidated Financial Position
                                  (In Millions)


                                                   June 30,     December 31,
                                                     1999          1998
                                                  ----------    ------------
Liabilities and Stockholder's Equity              (Unaudited)
Current liabilities:
   Short-term borrowings                            $   --      $    184
   Current portions of long-term debt and
      capital lease obligations                          277         274
   Related party debt maturing within one year           146         128
   Advance ticket sales                                1,814       1,429
   Accounts payable                                    1,104       1,144
   Other                                               2,795       2,551
                                                    --------    --------
                                                       6,136       5,710
                                                    --------    --------

Long-term debt                                         2,693       2,858
                                                    --------    --------
Long-term obligations under capital leases             2,373       2,113
                                                    --------    --------

Other liabilities and deferred credits:
   Deferred pension liability                            230          89
   Postretirement benefit liability                    1,505       1,424
   Deferred gains                                      1,022       1,180
   Other                                               1,553       1,132
                                                    --------    --------
                                                       4,310       3,825
                                                    --------    --------

Preferred stock committed to Supplemental ESOP           780         691
                                                    --------    --------

Stockholder's equity:
   Common stock at par                                  --          --
   Additional capital invested                           227          21
   ESOP capital                                        2,868       2,630
   Retained earnings                                   1,846       1,108
   Unearned ESOP preferred stock                         (83)       (121)
   Accumulated other comprehensive income                493          (2)
   Other                                                  (2)         (3)
                                                    --------    --------
                                                       5,349       3,633
                                                    --------    --------

Commitments and contingent liabilities (See note)

                                                    $ 21,641    $ 18,830
                                                    ========    ========



          See accompanying notes to consolidated financial statements.

                 United Air Lines, Inc and Subsidiary Companies
                Statements of Consolidated Operations (Unaudited)
                                  (In Millions)


                                                            Three Months
                                                            Ended June 30
                                                          ------------------
                                                           1999       1998
                                                          -------    -------
Operating revenues:
   Passenger                                              $ 3,989    $ 3,948
   Cargo                                                      227        224
   Other                                                      314        259
                                                          -------    -------
                                                            4,530      4,431
                                                          -------    -------

Operating expenses:
   Salaries and related costs                               1,420      1,300
   ESOP compensation expense                                  182        232
   Aircraft fuel                                              420        435
   Commissions                                                291        328
   Purchased services                                         379        376
   Aircraft rent                                              220        219
   Landing fees and other rent                                248        232
   Depreciation and amortization                              213        192
   Aircraft maintenance                                       176        141
   Other                                                      557        515
                                                          -------    -------
                                                            4,106      3,970
                                                          -------    -------

Earnings from operations                                      424        461
                                                          -------    -------

Other income (expense):
   Interest expense                                           (94)       (94)
   Interest capitalized                                        17         30
   Interest income                                             11         14
   Equity in earnings of affiliates                            15         21
   Gain on sale of Galileo stock                              669       --
   Miscellaneous, net                                        --          (12)
                                                          -------    -------
                                                              618        (41)
                                                          -------    -------
Earnings before income taxes and extraordinary item         1,042        420
Provision for income taxes                                    376        143
                                                          -------    -------

Earnings before extraordinary item                            666        277
Extraordinary loss on early extinguishment of debt, net        (3)      --
                                                          -------    -------
Net earnings                                              $   663    $   277
                                                          =======    =======


          See accompanying notes to consolidated financial statements.

                 United Air Lines, Inc. and Subsidiary Companies
                Statements of Consolidated Operations (Unaudited)
                                  (In Millions)


                                                              Six Months
                                                             Ended June 30
                                                          -------------------
                                                            1999       1998
                                                          -------    --------
Operating revenues:
   Passenger                                              $ 7,669    $ 7,514
   Cargo                                                      435        439
   Other                                                      576        522
                                                          -------    -------
                                                            8,680      8,475
                                                          -------    -------
Operating expenses:
   Salaries and related costs                               2,829      2,609
   ESOP compensation expense                                  364        490
   Aircraft fuel                                              815        876
   Commissions                                                574        645
   Purchased services                                         759        713
   Aircraft rent                                              439        452
   Landing fees and other rent                                475        439
   Depreciation and amortization                              424        383
   Aircraft maintenance                                       354        297
   Other                                                    1,082        993
                                                          -------    -------
                                                            8,115      7,897
                                                          -------    -------

Earnings from operations                                      565        578
                                                          -------    -------
Other income (expense):
   Interest expense                                          (188)      (176)
   Interest capitalized                                        36         56
   Interest income                                             23         29
   Equity in earnings of affiliates                            39         43
   Gain on sale of Galileo stock                              669       --
   Miscellaneous, net                                          14        (21)
                                                          -------    -------
                                                              593        (69)
                                                          -------    -------
Earnings before income taxes and extraordinary item         1,158        509
Provision for income taxes                                    417        174
                                                          -------    -------

Earnings before extraordinary item                            741        335
Extraordinary loss on early extinguishment of debt, net        (3)      --
                                                          -------    -------
Net earnings                                              $   738    $   335
                                                          =======    =======


          See accompanying notes to consolidated financial statements.

                 United Air Lines, Inc. and Subsidiary Companies
           Condensed Statements of Consolidated Cash Flows (Unaudited)
                                  (In Millions)


                                                      Six Months
                                                     Ended June 30
                                                  -------------------
                                                    1999       1998
                                                  -------    --------
Cash and cash equivalents at beginning
   of period                                      $   326    $   268
                                                  -------    -------

Cash flows from operating activities                1,640      1,742
                                                  -------    -------

Cash flows from investing activities:
   Additions to property and equipment             (1,306)    (1,579)
   Proceeds on disposition of property and
      equipment                                       141        351
   Proceeds on sale of common shares in Galileo       766       --
   Decrease in short-term investments                 139         93
   Increase in related party receivables              (32)        (8)
   Other, net                                         (25)       (39)
                                                  -------    -------
                                                     (317)    (1,182)
                                                  -------    -------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt           286        823
   Repayment of long-term debt                       (456)      (103)
   Principal payments under capital
      lease obligations                              (165)      (209)
   Purchase of equipment certificates under
      Company operating leases                        (47)      (655)
   Increase (decrease) in short-term borrowings      (184)        10
   Aircraft lease deposits                            (25)      (149)
   Increase in related party debt                      18         18
   Other, net                                          10        (12)
                                                  -------    -------
                                                     (561)      (277)
                                                  -------    -------

Increase in cash and cash equivalents                 762        283
                                                  -------    -------

Cash and cash equivalents at end of period        $ 1,088    $   551
                                                  =======    =======

Cash paid during the period for:
   Interest (net of amounts capitalized)          $   137    $   114
   Income taxes                                   $    55    $    65

Non-cash transactions:
   Capital lease obligations incurred             $   482    $   465
   Net unrealized gain on investment in Galileo   $   496    $  --



          See accompanying notes to consolidated financial statements.

                 United Air Lines, Inc. and Subsidiary Companies
             Notes to Consolidated Financial Statements (Unaudited)

The Company

           United Air Lines, Inc. ("United") is a wholly owned subsidiary of UAL Corporation. ("UAL").

Interim Financial Statements

           The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three- and six-month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1998.

Employee Stock Ownership Plans

           Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1998 Annual Report on Form 10-K contains additional discussion of the recapitalization, stock to be issued to employees and the related accounting treatment. Since January 1, 1999, an additional 1,536,986 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released.

Income Taxes

           The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Segment Information

           United has a global route network designed to transport passengers and cargo between Domestic, Pacific, Latin American and European destinations. These regions constitute United's four reportable segments.

           A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                                             Three Months Ended June 30, 1999
-------------                                             --------------------------------
                                                                                Reportable
                                                            Latin                 Segment             Consolidated
                                    Domestic    Pacific     America    Atlantic     Total      Other      Total
                                    --------    -------     -------    -------- ----------     -----  ------------
Revenue                              $ 3,194        $636       $180        $520    $ 4,530     $ -        $ 4,530
Fully distributed earnings
   before income taxes               $   851        $161       $ 38        $174    $ 1,224     $ -        $ 1,224

(In Millions)                                             Three Months Ended June 30, 1998
-------------                                             --------------------------------
                                                                                Reportable
                                                            Latin                 Segment             Consolidated
                                    Domestic    Pacific     America    Atlantic     Total      Other      Total
                                    --------    -------     -------    -------- ----------     -----  ------------
Revenue                              $ 3,059        $690       $192        $490    $ 4,431     $ -        $ 4,431
Fully distributed earnings
   before income taxes               $   561        $  2       $  5        $84     $   652     $ -        $   652

(In Millions)                                              Six Months Ended June 30, 1999
-------------                                              ------------------------------
                                                                                Reportable
                                                            Latin                 Segment             Consolidated
                                    Domestic    Pacific     America    Atlantic     Total      Other      Total
                                    --------    -------     -------    -------- ----------     -----  ------------
Revenue                              $ 6,081     $ 1,284       $386        $929    $ 8,680     $ -        $ 8,680
Fully distributed earnings
   before income taxes               $ 1,116     $   162       $ 54        $190    $ 1,522     $ -        $ 1,522

(In Millions)                                              Six Months Ended June 30, 1998
-------------                                              ------------------------------
                                                                                Reportable
                                                            Latin                 Segment             Consolidated
                                    Domestic    Pacific     America    Atlantic     Total      Other      Total
                                    --------    -------     -------    -------- ----------     -----  ------------
Revenue                              $ 5,788     $ 1,405       $416        $866    $ 8,475     $ -        $ 8,475
Fully distributed earnings
   before income taxes               $   853     $     1       $ 36        $109    $   999     $ -        $   999



                                                            Three Months Ended     Six Months Ended
                                                           ---------------------   ----------------
                                                                June 30               June 30
                                                           ---------------------   ----------------
(In Millions)                                                1999          1998      1999     1998
-------------                                              --------      -------   --------  ------
Total fully distributed earnings
  for reportable segments                                   $ 1,224       $ 652   $ 1,522    $ 999
  Less:  ESOP compensation expense                              182         232       364      490
                                                            -------       -----   -------    -----
Total earnings before income taxes and
   extraordinary item                                       $ 1,042       $ 420   $ 1,158    $ 509
                                                            =======       =====   =======    =====

         Included in 1999 Domestic, Pacific, Latin American and Atlantic fully distributed earnings before income taxes is $393 million, $134 million, $36 million and $106 million, respectively, of pre-tax gain on the sale of Galileo stock.

Investments in Affiliates

         In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million. This sale reduced United's holdings in Galileo from 32 percent to approximately 17 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale. The market value of these shares at June 30, 1999 ($852 million) is reflected in Investments in Affiliates on the balance sheet and the market value over United's investment is classified net-of-tax ($496 million) in accumulated other comprehensive income. Equity earnings in Galileo were $17 million and $18 million for the three-month periods ended June 30, 1999 and 1998, respectively and $40 million and $38 million for the six-month periods ended June 30, 1999 and 1998, respectively.

           United owns approximately 2.1 million depository certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications. Each depository certificate represents a beneficial interest in an Equant common share. These depository certificates are currently subject to certain transferability restrictions and are carried at their original cost, which is nominal. At June 30, 1999, the estimated fair value of United's investment in Equant is approximately $198 million.

           GetThere.com, formerly Internet Travel Network, is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers. United has a minority interest in GetThere.com consisting of convertible preferred stock, warrants and options. United's holdings are convertible into an approximate 25 percent interest in GetThere.com. United accounts for its investment in GetThere.com using the equity method of accounting.

           In July 1999, United and Buy.com agreed to form a joint venture (BuyTravel.com) to sell travel on all major airlines, as well as hotels, car rentals and cruises via the internet. Both United and Buy.com will have a 50 percent interest in BuyTravel.com. United will account for its investment in BuyTravel.com using the equity method of accounting.

Other Comprehensive Income

           Total comprehensive income for the three- and six-month periods ending June 30, 1999 was $1,158 million and $1,233 million, respectively, compared to $276 million and $334 million for the three- and six-month periods ending June 30, 1998, respectively. Other comprehensive income consisted of net unrealized gains (losses) on securities of $495 million for the three- and six-month periods ending June 30, 1999 and $(1) million for the three- and six-month periods ending June 30, 1998, respectively.

Operating Property and Equipment

           Effective April 1, 1999, United revised its estimate of depreciable lives on certain of its aircraft types to 25 years and increased the residual value of these aircraft to 10 percent. Previously, lives on these aircraft ranged from 20 to 23 years and residual values ranged from 4.5 percent to 7.3 percent. United also shortened the estimated depreciable lives on certain other aircraft from 10 years to 4 years. These changes did not have a significant impact on United's results of operations.

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

           At June 30, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $5.5 billion, after deducting advance payments. An estimated $1.3 billion will be spent during the remainder of 1999, $2.0 billion in 2000, $1.9 billion in 2001 and $0.3 billion in 2002 and thereafter. The major commitments are for the purchase of B777, B747, B767, B757, A320 and A319 aircraft, which are scheduled to be delivered through 2002.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
           United's total of cash and cash equivalents and short-term investments was $1.3 billion at June 30, 1999, compared to $686 million at December 31, 1998. Cash flows from operating activities for the six-month period amounted to $1.6 billion. Financing activities included principal payments under debt and capital lease obligations of $456 million and $165 million, respectively and $25 million in aircraft lease deposits. Additionally, the Company issued, and subsequently retired, $286 million in debt during the period to finance the acquisition of aircraft.

           Property additions, including aircraft and aircraft spare parts, amounted to $1.3 billion, while property dispositions resulted in proceeds of $141 million. In the first six months of 1999, United took delivery of two A320, eight A319, three B777, two B757, two B767 and six B747 aircraft. Eleven of the aircraft were purchased and 12 were acquired under capital leases. In addition, United acquired two B727 aircraft off-lease during the first six months and retired four DC10 and three B747 aircraft.

           United has certain non-core investments with market values substantially in excess of their acquisition cost. It is United's policy to monetize its non-core investments. In June 1999, United sold 17.5 million shares of common stock of Galileo receiving aggregate proceeds of $766 million. These proceeds will be used to achieve United's financial goals which include investing in its core business, improving its credit worthiness and returning cash to shareholders.

           At June 30, 1999, commitments for the purchase of property and equipment, principally aircraft, approximated $5.5 billion, after deducting advance payments. Of this amount, an estimated $1.3 billion is expected to be spent during the remainder of 1999. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
           Summary of Results

           United's earnings from operations were $565 million in the first six months of 1999, compared to operating earnings of $578 million in the first six months of 1998. United's net earnings before an extraordinary loss on early extinguishment of debt were $741 million, compared to net earnings of $335 million during the same period of 1998.

           In the second quarter of 1999, United's earnings from operations were $424 million compared to operating earnings of $461 million in the second quarter of 1998. United had net earnings in the 1999 second quarter of $666 million before the extraordinary loss, compared to net earnings of $277 million in the same period of 1998.

           The 1999 earnings include a pre-tax gain of $669 million on the sale of a portion of United's investment in Galileo (see "Investments in Affiliates" in the Notes to Consolidated Financial Statements).

           Specific factors affecting United's consolidated operations for the second quarter and first six months of 1999 are described below.

           Second Quarter 1999 Compared with Second Quarter 1998
           -----------------------------------------------------

           Operating revenues increased $99 million (2%) and United's revenue per available seat mile (unit revenue) decreased 1% to 10.19 cents. Passenger revenues increased $41 million (1%) partially due to a slight increase in United's revenue passenger miles. Strong domestic performance provided an overall increase in yield from 12.58 to 12.69 cents. The slight increase in revenue passenger miles in conjunction with system available seat miles increasing 4% reduced passenger load factor to 70.1% as compared to 72.6%. The following analysis by market is based on information reported to the U.S. Department of Transportation:


                               Increase (Decrease)
                               -------------------
                                                       Revenue Per Revenue
                  Capacity (ASMs)    Traffic (RPMs)   Passenger Mile (Yield)
                  ---------------    --------------   ----------------------
Domestic                 6%                1%                   3%
Pacific                (11%)             (13%)                  2%
Atlantic                20%               17%                  (9%)
Latin America           (6%)              (1%)                 (6%)
       System            4%                -%                   1%


           Despite capacity reductions in the region, weak demand for travel in the Pacific markets led to a decline in load factor. The improvements in Pacific yield were offset by a 2-point decline in load factor resulting in flat unit revenue. Yields in other international markets continue to be impacted by weak economies, a negative pricing environment and excess industry capacity.

           Cargo revenues increased $3 million (1%) on increased freight ton miles of 5%. Freight yield decreased 3% and mail yield decreased 2% for a total decrease in cargo yield of 3% for the period. Other operating revenues increased $55 million (21%) due to increases in frequent flyer program partner-related revenues and fuel sales to third parties.

           Operating expenses increased $136 million (3%) while United's cost per available seat mile decreased 0.2%, from 9.25 cents to 9.23 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.82 cents, an increase of 1% from the 1998 second quarter. ESOP compensation expense decreased $50 million (22%), reflecting a decrease in the estimated average fair value of ESOP stock committed to be released to employees. Salaries and related costs increased $120 million (9%) due to ESOP mid-term wage adjustments which took place in July 1998 and to increased staffing in certain customer-contact positions. Aircraft maintenance increased $35 million (25%) due to an increase in heavy maintenance visits. Depreciation and amortization increased $21 million (11%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives on certain aircraft. Other expenses increased $42 million (8%) largely due to costs associated with fuel sales to third parties. Commissions decreased $37 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 and lower commissionable revenues. Aircraft fuel decreased $15 million (3%) as a 6% decrease in the cost of fuel from 58.0 cents to 54.5 cents a gallon more than offset increased consumption.

           Other expense amounted to $51 million in the second quarter of 1999 (excluding the gain on the Galileo transaction - see "Investments in Affiliates" in the Notes to Consolidated Financial Statements) compared to $41 million in the second quarter of 1998. Interest capitalized decreased $13 million (43%) as a result of lower advance payments on the acquisition of aircraft and a lower weighted average interest rate. Miscellaneous, net included foreign exchange gains of $2 million in the second quarter of 1999 compared to foreign exchange losses of $7 million in the second quarter of 1998.

           Six Months 1999 Compared with Six Months 1998
           ---------------------------------------------

           Operating revenues increased $205 million (2%) and United's revenue per available seat mile (unit revenue) decreased 1% to 10.01 cents. Passenger revenues increased $155 million (2%) despite a slight decrease in yield from
12.67 to 12.61 cents. Available seat miles across the system were up 3% resulting in a passenger load factor of 69.6%, down 0.3 points. The following analysis by market is based on information reported to the U.S. Department of
Transportation:


                               Increase (Decrease)
                               -------------------
                                                          Revenue Per Revenue
                  Capacity (ASMs)    Traffic (RPMs)      Passenger Mile (Yield)
                  ---------------    --------------      ----------------------
Domestic                 5%                3%                      1%
Pacific                (10%)              (8%)                    (3%)
Atlantic                18%               17%                     (8%)
Latin America           (4%)              (1%)                    (7%)
      System             3%                3%                      -%


           Despite capacity reductions in the region, weak demand for travel in Pacific markets continues to negatively impact yields. Yields in other international markets continue to be impacted by weak economies, a negative pricing environment and excess industry capacity.

           Cargo revenues decreased $4 million (1%) despite increased freight ton miles of 3%. A 2% lower freight yield and a 4% lower mail yield resulted in a 3% decrease in cargo yield for the period. Other operating revenues increased $54 million (10%) due to increases in frequent flyer program partner-related revenues and fuel sales to third parties.

           Operating expenses increased $218 million (3%) and United's cost per available seat mile decreased slightly, from 9.38 cents to 9.36 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's cost per available seat mile would have been 8.94 cents, an increase of 2% from the 1998 six-month period. ESOP compensation expense decreased $126 million (26%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees. Purchased services increased $46 million (6%) due to increases in computer reservations fees and Y2K expenses. Depreciation and amortization increased $41 million (11%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives of certain aircraft. Salaries and related costs increased $220 million (8%) due to ESOP mid-term wage adjustments which took place in July 1998 and increased staffing in certain customer-contact positions. Aircraft maintenance increased $57 million (19%) due to an increase in heavy maintenance visits. Commissions decreased $71 million (11%) due to a change in the commission structure implemented in the third quarter of 1998 as well as a slight decrease in commissionable revenues. Aircraft fuel decreased $61 million (7%) due to a 9% decrease in the cost of fuel from 59.8 cents to 54.4 cents a gallon. Aircraft rent decreased $13 million (3%) due to aircraft refinancing completed in the first quarter of 1998.

           Other expense amounted to $76 million in the first six months of 1999 (excluding the gain on the Galileo transaction - see "Investments in Affiliates" in the Notes to Consolidated Financial Statements) compared to $69 million in the first six months of 1998. Interest capitalized decreased $20 million (36%) as a result of lower advance payments on the acquisition of aircraft and a lower weighted average interest rate. Miscellaneous, net included foreign exchange gains of $23 million in 1999 compared to foreign exchange losses of $11 million in 1998.


LABOR AGREEMENTS
----------------

           On May 27, 1999, United's public contact employees (primarily customer service and reservations sales and service representatives) ratified the tentative agreement between the Company and the International Association of Machinists and Aerospace Workers ("IAM"). The contract provides for an across-the-board wage increase of 5.5 percent effective April 13, 2000. In addition, certain employees hired after January 1, 1994 received an immediate 14.5% pay increase and benefits comparable to other affected employees. Terms of the contract are amendable in July 2000.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
-----------------------------------------

           During the second quarter, United reinstated its jet fuel hedging program. This program now consists of hedging 100% of probable jet fuel requirements with crude oil purchased call options and fixed price jet fuel contracts. The purchased call options have been designated as a hedge of anticipated jet fuel purchases; accordingly, gains or losses on hedge positions are recognized upon contract expiration as a component of aircraft fuel inventory. At June 30, 1999, United has purchased call options on approximately
1.4 billion gallons of fuel products, which represents 69% of United's anticipated third and fourth quarter fuel requirements and 8% of its expected 2000 fuel requirements. At June 30, 1999, United has contracted to purchase approximately 8% of its anticipated third and fourth quarter fuel requirements. As of July 31, 1999, United has hedged 100% of its probable third and fourth quarter jet fuel requirements.

UPDATE ON YEAR 2000 READINESS*
------------------------------

         Readers should refer to "Update on Year 2000 Readiness" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report on Form 10-K for background information.

         IT systems. The Company has substantially completed the remediation, initial system testing and business process integration testing of mainframe hardware and software and other hardware infrastructure including voice and data networks and all internally developed IT software applications.

         Non IT systems. The remediation and testing of date-sensitive, critical non-IT systems is complete. Re-testing of mission critical systems will continue throughout the year.

           Critical Business Partners. The Company has contacted all of its "Strategic" and "Preferred" Critical Business Partners. United believes these partners have a satisfactory Year 2000 program in place.

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

         Concurrent with ensuring that all the systems will be remediated and tested for the Year 2000 date rollover, the Company continues to develop contingency plans for all mission critical business processes. These contingency plans, together with the airline readiness reviews planned during the third quarter of 1999, are designed to reduce the likelihood that the Company's operations will be interrupted by Year 2000 related issues. In addition, the Company will set up a corporate Command Center to monitor and respond to potential Year 2000 issues worldwide.

         The Company anticipates that project costs will range between $85 and $90 million, with approximately 34% being capitalized. To date the Company has incurred $53 million in project costs ($37 million in expense and $16 million in capital). During 1999, the Company incurred $25 million in project costs ($14 million in expense and $11 million in capital). During the third quarter, the Company plans to spend up to $17 million on the replacement of desktop computers.


OUTLOOK FOR 1999*
-----------------

           Information regarding guidance for United's 1999 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended June 30, 1999.

           Management's Discussion and Analysis of Financial Condition and Results of Operations contains sections with forward-looking statements which are identified with an asterisk (*). Information included in the "Update on Year 2000 Readiness" and the "Outlook for 1999" sections is forward-looking and actual results could differ materially from expected results. Factors that could significantly impact expected capacity, international revenues and profits, unit revenues, fully distributed unit costs and fuel prices include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, actions of the U.S., foreign and local governments, willingness of customers to travel, the Asian economic environment and travel patterns, foreign currency exchange rate fluctuations, the stability of the U.S. economy, UAL common stock price fluctuations, the economic environment of the airline industry and the global economic environment. Some factors that could significantly impact the Company's expected Year 2000 readiness and the estimated cost thereof include: the results of the system integration testing and the sufficiency and effectiveness of the Year 2000 programs of the

Company's critical business partners, including domestic and international airport authorities, aircraft manufacturers and the Federal Aviation Administration, to achieve Year 2000 readiness.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

           For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 1998 and "Financial Instruments and Risk Management" in Management's Discussion and Analysis of Financial Condition and Results of Operations. Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

                                                                    June 30, 1999
                                              -----------------------------------------------------------
(In millions, except average contract rates)     Notional               Average              Estimated
                                                  Amount             Contract Rate          Fair Value
                                              -----------            -------------          ----------
Forward exchange contracts                                                                (Pay)/Receive*
    Japanese Yen - Purchased forwards              $  90                 118.76                $ (2)
                             - Sold forwards       $  55                 120.88                $ -
      Hong Kong Dollar - Sold forwards             $  75                   7.84                $ (1)
      French Franc - Purchased forwards            $  50                   5.05                $ -
      Euro - Purchased forwards                    $ 117                   1.37                $ (2)

Currency options
    Japanese Yen - Call options                    $ 149                 125.08                $ (7)
                           - Put options           $ 148                 125.89                $  1


Price Risk (Aircraft fuel) -

                                                                      June 30, 1999
                                                 ------------------------------------------------------
(In millions, except average contract rates)       Notional                 Average         Estimated
                                                    Amount               Contract Rate     Fair Value
                                                 -----------             -------------     -----------
                                                                                         (Pay)/Receive*
Purchased call contracts - Crude oil                 $ 570                $ 17.65/bbl        $ 37

           *Estimated fair values represent the amount United would pay/receive on June 30, 1999 to terminate the contracts.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)   Exhibits

               A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the second quarter of 1999.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNITED AIR LINES, INC.


                                          By: /s/ Douglas A. Hacker
                                             -----------------------------------
                                               Douglas A. Hacker
                                               Executive Vice President -
                                                  Finance & Planning and
                                                  Chief Financial Officer
                                               (principal financial officer)


                                          By:  /s/ M. Lynn Hughitt
                                             -----------------------------------
                                               M. Lynn Hughitt
                                               Vice President and Controller
                                               (principal accounting officer)



Dated:  August 16, 1999

                                  Exhibit Index


Exhibit No.                    Description
-----------                    -----------

12                   Computation of Ratio of Earnings to Fixed Charges.

27                   Financial Data Schedule.