Form 10-Q/A
period 1999-03-31
UNITED AIR LINES INC
filed 1999-11-30
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

                         Amendment No. 1
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........


Commission File Number 33-21220

                     United Air Lines, Inc.
                     ----------------------
     (Exact name of registrant as specified in its charter)

              Delaware                       36-2675206
              --------                       ----------
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification No.)

  1200 East Algonquin Road, Elk Grove Township, Illinois  60007
   Mailing Address:  P. O. Box 66100, Chicago, Illinois  60666
   -----------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (847) 700-4000
-------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                              ---      ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
                    Class               October 31, 1999
                    -----               ----------------

       Common Stock ($0.01 par value)          205


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

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


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Francesca Maher
                                        -------------------
                                        Francesca M. Maher
                                        Senior Vice President,
                                        General Counsel and
                                        Secretary





Dated: November 29, 1999



                          Exhibit Index
                          -------------

Exhibit No.          Description
----------           -----------

10.1      Supplemental Agreement No. 8 dated as of February
          10, 1999 to the Agreement dated December 18, 1990 between Boeing and United for acquisition of Boeing 777-200 aircraft (as previously amended and supplemented, the "777-200 Purchase Agreement" (filed as Exhibit 10.7 to UAL's Form 10-K for the year ended December 31, 1990, and incorporated herein by reference; supplements thereto filed as (i) Exhibits 10.1, 10.2 and 10.22 to UAL's Form 10-Q for the quarter ended June 30, 1993, (ii) Exhibit 10.2 to UAL's Form 10-K for the year ended December 31, 1993, (iii) Exhibit
          10.14 to UAL's Form 10-Q for the quarter ended June 30, 1994, (iv) Exhibits 10.27 and 10.28 to UAL's Form 10-K for the year ended December 31, 1994, (v) Exhibits 10.2 and 10.3 to UAL's Form 10-Q for the quarter ended March 31, 1995, (vi) Exhibits 10.4 through 10.6 to UAL's Form 10-Q for the quarter ended June 30, 1995, and (vii) Exhibits 10.37 through 10.40 to UAL's Form 10-K for the year ended December 31, 1995, (viii) Exhibits 10.9 through 10.12 and 10.17 through 10.19 to UAL's Form 10-Q for the quarter ended June 30, 1996, and (ix)
          Exhibits 10.38 through 10.42 to UAL's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)). (Filed as Exhibit 10.1 to UAL Corporation's Form 10-Q for the quarter ended March 31, 1999 with a request for confidential treatment of certain portions thereof, and incorporated by reference herein.)

*12       Computation of Ratio of Earnings to Fixed Charges.

*27       Financial Data Schedule.


*    Previously Filed.