Form 10-Q
period 2000-03-31
UNITED AIR LINES INC
filed 2000-05-05
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

                                             Outstanding at
                 Class                       April 30, 2000
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

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
               For the Quarter Ended March 31, 2000
-------------------------------------------------------------------

Index
-----

PART I.  FINANCIAL INFORMATION                                   Page No.
------   ---------------------                                   --------

         Item 1.  Financial Statements

                  Condensed Statements of Consolidated                  3
                  Financial Position - as of March 31, 2000
                  (Unaudited) and December 31, 1999

                  Statements of Consolidated Operations                 5
                  (Unaudited) - for the three months
                  ended March 31, 2000 and 1999

                  Condensed Statements of Consolidated                  6
                  Cash Flows (Unaudited) - for the three
                  months ended March 31, 2000 and 1999

                  Notes to Consolidated Financial                       7
                  Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of              10
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About       13
                  Market Risk


PART II. OTHER INFORMATION
-------  -----------------

         Item 6.  Exhibits and Reports on Form 8-K                     14

Signatures                                                             15
----------

Exhibit Index                                                          16
-------------


                 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                      March 31,
                                        2000        December 31,
Assets                               (Unaudited)        1999
------                               -----------    ------------
Current assets:
   Cash and cash equivalents           $   363        $   235
   Short-term investments                  364            292
   Receivables, net                      1,492          1,275
   Related party receivables               250            256
   Inventories, net                        327            340
   Income tax receivables                  130             85
   Deferred income taxes                   219            226
   Prepaid expenses and other              400            363
                                        ------         ------
                                         3,545          3,072
                                        ------         ------

Operating property and equipment:
   Owned                                18,138         17,695
   Accumulated depreciation and
     amortization                       (5,302)        (5,207)
                                        ------         ------
                                        12,836         12,488
                                        ------         ------
   Capital leases                        2,921          3,022
   Accumulated amortization               (566)          (645)
                                        ------         ------
                                         2,355          2,377
                                        ------         ------
                                        15,191         14,865
                                        ------         ------

Other assets:
   Investments in affiliates               431            533
   Intangibles, net                        563            568
   Related party receivables               469            465
   Aircraft lease deposits                 589            594
   Prepaid rent                            633            626
   Other, net                              939            820
                                        ------         ------
                                         3,625          3,606
                                        ------         ------
                                       $22,361        $21,543
                                        ======         ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                        March 31,
                                          2000       December 31,
Liabilities and Stockholder's Equity   (Unaudited)      1999
------------------------------------   -----------   ------------
Current liabilities:
   Short-term borrowings                 $    -        $    61
   Current portions of long-term debt
     and capital lease obligations          381            282
   Related party debt maturing
     within one year                        199            187
   Advance ticket sales                   1,824          1,412
   Accounts payable                       1,027          1,030
   Other                                  3,152          2,657
                                         ------         ------
                                          6,583          5,629
                                         ------         ------
Long-term debt                            2,634          2,650
                                         ------         ------
Long-term obligations under
  capital leases                          2,257          2,336
                                         ------         ------
Other liabilities and deferred credits:
   Deferred pension liability               115             70
   Postretirement benefit liability       1,527          1,489
   Deferred gains                           968            986
   Other                                  1,872          1,891
                                         ------         ------
                                          4,482          4,436
                                         ------         ------
Preferred stock committed to
  Supplemental ESOP                         798            893
                                         ------         ------

Stockholder's equity:
   Common stock at par                        -              -
   Additional capital invested              235            237
   ESOP capital                           3,240          3,035
   Retained earnings                      1,931          2,012
   Unearned ESOP preferred stock            (47)           (28)
   Accumulated other comprehensive income   257            352
   Other                                     (9)            (9)
                                         ------         ------
                                          5,607          5,599
                                         ------         ------
Commitments and contingent
  liabilities (See note)                 ------         ------

                                        $22,361        $21,543
                                         ======         ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                            Three Months
                                           Ended March 31
                                           --------------
                                          2000         1999
                                          ----         ----
Operating revenues:
   Passenger                          $  3,967     $  3,680
   Cargo                                   217          208
   Other                                   349          262
                                        ------       ------
                                         4,533        4,150
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,424        1,409
   ESOP compensation expense                91          182
   Aircraft fuel                           539          395
   Commissions                             249          283
   Purchased services                      403          379
   Aircraft rent                           222          220
   Landing fees and other rent             232          227
   Depreciation and amortization           235          211
   Aircraft maintenance                    189          178
   Cost of third-party sales               254          123
   Other                                   414          403
                                        ------       ------
                                         4,252        4,010
                                        ------       ------
Earnings from operations                   281          140
                                        ------       ------
Other income (expense):
   Interest expense                       (101)         (95)
   Interest capitalized                     20           19
   Interest income                          15           11
   Equity in earnings of affiliates         (1)          24
   Miscellaneous, net                      (10)          17
                                        ------       ------
                                           (77)         (24)
                                        ------       ------
Earnings before income taxes and
 cumulative effect of accounting change    204          116
Provision for income taxes                  76           41
                                        ------       ------
Earnings before cumulative effect
  of accounting change                     128           75
Cumulative effect of accounting
  change, net of tax                      (209)           -
                                        ------       ------
Net earnings (loss)                    $   (81)     $    75
                                        ======       ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)
                                             Three Months
                                            Ended March 31
                                            --------------
                                          2000          1999
                                          ----          ----
                                                     <C.
Cash and cash equivalents at
  beginning of period                  $   235       $   326
                                        ------        ------
Cash flows from operating activities       889           759
                                        ------        ------
Cash flows from investing activities:
 Additions to property and equipment      (556)         (658)
 Proceeds on disposition of property
   and equipment                             6           113
 Decrease (increase) in short-term
   investments                             (72)            7
 Increase in related party receivables      (4)          (18)
 Other, net                               (112)           (4)
                                        ------        ------
                                          (738)         (560)
                                        ------        ------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt  200           286
 Repayment of long-term debt              (127)         (271)
 Principal payments under capital
   lease obligations                       (58)         (113)
 Purchase of equipment debt certificates
   under Company leases                      -           (47)
 Decrease in short-term borrowings         (61)         (134)
 Aircraft lease deposits                     -           (30)
 Other, net                                 23            15
                                        ------        ------
                                           (23)         (294)
                                        ------        ------
Increase (decrease) in cash and
  cash equivalents                         128           (95)
                                        ------        ------
Cash and cash equivalents at
  end of period                        $   363       $   231
                                        ======        ======


Cash paid during the period for:
 Interest (net of amounts capitalized) $    71       $    55
 Income taxes                          $     2       $    25

Non-cash transactions:
 Capital lease obligations incurred    $     3       $   407
 Issuance of common stock to
   parent company                      $     -       $   204

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies Notes to Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------
The Company
-----------
         United Air Lines, Inc. ("United") is a wholly-owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements
----------------------------
      The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1999.

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1999 were allocated in March 2000 as follows: 434,465 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 248,572 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,390,931 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 626,127 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 2000.

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

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                     Three Months Ended March 31, 2000
-------------                     ---------------------------------
                                                             Reportable
                                                        Latin  Segment       Consolidated
                          Domestic   Pacific  Atlantic America  Total  Other     Total
                          --------   -------  -------- -------  -----  -----  ----------
Revenue                    $3,190     $689     $446     $208   $4,533   $ -     $4,533
Fully distributed earnings
 before income taxes and
 special charges           $  232     $ 32     $ 11     $ 23   $  298   $ -     $  298

(In Millions)                     Three Months Ended March 31, 1999
-------------                     ---------------------------------
                                                             Reportable
                                                        Latin  Segment       Consolidated
                          Domestic   Pacific  Atlantic America  Total  Other     Total
                          --------   -------  -------- -------  -----  -----  ----------
Revenue                    $2,887     $648      $409    $206   $4,150   $ -      $4,150
Fully distributed earnings
 before income taxes       $  265     $  1      $ 16    $ 16   $  298   $ -      $  298

                                    Three Months Ended
                                         March 31
                                    ------------------
(In Millions)                         2000      1999
-------------                         ----      ----
Total fully distributed earnings
  for reportable segments            $ 298     $ 298
 Special charges                        (3)        -
 Less:  ESOP compensation expense       91       182
                                      ----      ----
Total earnings before income taxes
 and cumulative effect of accounting
 change                              $ 204     $ 116
                                      ====      ====

     During the first quarter, United recorded a special charge of $3 million associated with the write-down of a non-operating
British Aerospace Advanced Turbo-Prop aircraft previously used in the United Express operation.

Other Comprehensive Income
--------------------------
     Total comprehensive income (loss) for the three months ending March 31, 2000 was $(176) million compared to $75 million for the first quarter 1999. Other comprehensive income consisted of net unrealized losses of $95 million in 2000. There was no other comprehensive income in 1999.

Accounting Changes
------------------
     During the first quarter of 2000, United changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, a portion of the other revenue from the sale of mileage is deferred and recognized as passenger revenue when the transportation is provided. Accordingly, United has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years. This change resulted in a reduction to revenues of approximately $5 million in the first quarter 2000 and would have impacted 1999 first quarter revenues by approximately $7 million. As of March 31, 2000, the deferred revenue balance relating to Mileage Plus was $376 million.


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

      At March 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. An estimated $1.8 billion will be spent during the remainder of 2000, $1.8 billion in 2001 and $0.9 billion in 2002 and thereafter. The major commitments are for the purchase of A319, A320, B747, B767 and B777 aircraft, which are scheduled to be delivered through 2002.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $727 million at March 31, 2000, compared to $527 million at December 31, 1999. Cash flows from operating activities amounted to $889 million. Financing activities included principal payments under debt and capital lease obligations of $127 million and $58 million, respectively. Additionally, the Company issued $200 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $556 million. Property dispositions resulted in proceeds of $6 million. In the first quarter of 2000, United took delivery of two A320, one B767 and one B777 aircraft. All of these aircraft were purchased. In addition, United retired three DC10 aircraft in the first quarter.

      At March 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. Of this amount, an estimated $1.8 billion is expected to be spent during the remainder of 2000. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $281 million in the first quarter of 2000, compared to operating earnings of $140 million in the first quarter of 1999. United's net earnings before the cumulative effect of an accounting change were $128 million, compared to net earnings of $75 million in the same period of 1999.

      Specific factors affecting United's consolidated operations for the first quarter of 2000 are described below.

      First Quarter 2000 Compared with First Quarter 1999.
      ----------------------------------------------------
      Operating revenues increased $383 million (9%) and United's revenue per available seat mile (unit revenue) increased 9% to 10.66 cents. Passenger revenues increased $287 million (8%) due to an 8% increase in yield to 13.58 cents. United's revenue passenger miles remained unchanged, while available seat miles across the system were up 1% over the first quarter of 1999, resulting in a passenger load factor decrease of 0.7 point to 68.2%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                      Increase (Decrease)
                                      -------------------
                Available Seat      Revenue Passenger Miles    Revenue Per Revenue
               Miles (Capacity)            (Traffic)          Passenger Mile (Yield)
               ----------------     -----------------------   ----------------------
Domestic              2%                       1%                        8%
Pacific              (3%)                     (6%)                      12%
Atlantic              3%                       1%                        7%
Latin America       (11%)                     (2%)                       -
  System              1%                       -                         8%

      Cargo revenues increased $9 million (4%), despite a decrease in cargo yield of 4%. Other operating revenues increased $87 million (33%) due to increased fuel sales to third parties, partially offset by the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.


      Operating expenses increased $242 million (6%) and United's cost per available seat mile (unit cost) increased 5%, from 9.49 cents to 10.00 cents, including ESOP compensation expense. Without the ESOP compensation expense, United's unit cost would have been 9.78 cents, an increase of 8% from the 1999 first quarter. ESOP compensation expense decreased $91 million (50%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price. Aircraft fuel increased $144 million (37%) due to a 34% increase in the cost of fuel from 54.4 cents to 73.0 cents a gallon. Commissions decreased $34 million (12%) due to a change in the commission structure implemented in the fourth quarter of 1999. Depreciation and amortization increased $24 million (11%) due to an increase in the number of owned aircraft. Cost of third-party sales increased $131 million (107%) due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $77 million in the first quarter of 2000 compared to $24 million in the first quarter of 1999. Equity in earnings of affiliates decreased $25 million as a result of United discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $7 million in losses on currency options and $5 million of other foreign exchange gains in 2000, compared to $14 million in gains on written yen call options and $7 million of other foreign exchange gains in 1999.

LABOR AGREEMENTS
----------------
     On April 12, 2000, the Company's contract with the Air Line Pilots' Association International ("ALPA") became amendable. The Company has been in negotiations with ALPA since December 1998 for a new contract. However, on April 14, 2000, United and ALPA, in a joint meeting with the National Mediation Board ("NMB"), briefed the NMB on the status of negotiations and formally requested their mediation assistance. Under the terms of the Railway Labor Act, United's current agreement will remain in effect while negotiations continue.

E-COMMERCE AND MILEAGE PLUS
---------------------------
      United continues to deliver on its commitment to create shareholder value by further developing its core airline business, enhancing the Company's relationships with its customers and building strategic businesses that leverage the value of the United franchise.

      In January, United announced its intentions to launch an e-commerce subsidiary that will be dedicated to maximizing the sale of travel products over the Internet and Internet- enabled devices. Accordingly, United has established an e-commerce division, consisting of a cross-functional team of nearly 70 employees from United's marketing and technical disciplines to develop and expand lower-cost distribution channels and develop new customer interfaces for enhancing customer service opportunities; ultimately, this group will be transferred to the new subsidiary.

      A major part of this initiative is the recently redesigned united.com web site. Gross air bookings on united.com in the first quarter 2000 grew over 200 percent from the same period last year. Total revenue earned over the Internet reached $153 million in the first quarter compared to $60 million in 1999.
In addition, United continues to build its Internet network by establishing and expanding its partnerships with companies such as GetThere.com, BuyTravel.com and Priceline.com. These investments build upon United's long-standing investments in technology ventures such as Galileo International, Inc. and Equant N.V., which are valued at $384 million and $118 million, respectively at March 31, 2000.

      United's Mileage Plus frequent flyer program continues to grow due to the success of partnerships such as First USA Mileage Plus Visa and Master Card, MCI WorldCom and E*TRADE. Revenue from third-party mileage sales reached $107 million during the first quarter, compared to $91 million in 1999, as adjusted for the change in accounting principle.

OUTLOOK FOR 2000
----------------
      Information regarding guidance for United's 2000 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended March 31, 2000.

      Information included in the "Outlook for 2000" paragraphs is forward-looking and actual results could differ materially from expected results. Factors that could significantly impact expected capacity, international revenues and profits, unit revenues and fully distributed unit costs include: industry capacity decisions, the airline pricing environment, fuel prices, the success of the Company's cost-control efforts, the impact of the new labor agreement with the IAM, actions of the U.S., foreign and local governments, the Pacific economic environment and travel patterns, foreign currency exchange rate fluctuations, UAL common stock price fluctuations, the economic environment of the airline industry and the general economic environment.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

      For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative
Disclosures About Market Risk in United's Annual Report on Form
10-K for the year 1999. Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except               Notional     Average       Estimated
 average contract rates)            Amount   Contract Rate    Fair Value
 ----------------------            --------  -------------    ----------
                                                            (Pay)/Receive*
Forward exchange contracts
 Japanese Yen-Purchased forwards     $ 158      105.64           $  5
             -Sold forwards          $  75      108.99           $  -
 Hong Kong Dollar-Sold forwards      $  73        7.83           $  -
 French Franc-Purchased forwards     $  50        5.05           $ (2)
 Euro-Purchased forwards             $ 117        1.37           $ (6)

Currency options
 Japanese Yen-Purchased put options  $ 423      103.66           $ 10
 Australian Dollar-Purchased put
   options                           $ 106        0.61           $  3
 British Pound-Purchased put options $  62        1.53           $  -
 Euro-Purchased put options          $ 107        0.98           $  3
 Correlation Basket Option-Sold      $ 698         N/A           $ (5)

Price Risk (Aircraft fuel) -

(In millions, except               Notional     Average       Estimated
 average contract rates)            Amount   Contract Rate    Fair Value
 ----------------------            --------  -------------    ----------
                                                            (Pay)/Receive*
Purchased call contracts-Crude oil  $1,066     $22.45/bbl       $ 169

*Estimated fair values represent the amount United would pay/receive on March 31, 2000 to terminate the contracts.




                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

         (a) Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

         (b) No reports on Form 8-K have been filed during the first quarter of 2000.



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AIR LINES, INC.


                                   By:  /s/ Douglas A. Hacker
                                        ---------------------
                                        Douglas A. Hacker
                                        Executive Vice President - Finance
                                        And Planning, and Chief Financial
                                        Officer (principal financial officer)


                                   By:  /s/ M. Lynn Hughitt
                                        -------------------
                                        M. Lynn Hughitt
                                        Vice President and Controller
                                        (principal accounting officer)



Dated:  May 5, 2000


                            Exhibit Index
                            -------------


Exhibit No.                 Description
----------                  -----------

10.1        Employment Agreement between William P. Hobgood and
            UAL and United, dated March 1, 2000 (filed as Exhibit
            10.1 to UAL's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

10.2 Release Agreement between William P. Hobgood and United, dated March 10, 2000 (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference).

12          Computation of Ratio of Earnings to Fixed Charges.

27          Financial Data Schedule.