Form 10-Q
period 2000-06-30
UNITED AIR LINES INC
filed 2000-08-09
CIK 101001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

                                            Outstanding at
                    Class                    July 31, 2000
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

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
-------------------------------------------------------------------
                For the Quarter Ended June 30, 2000
                -----------------------------------

Index
-----

PART I. FINANCIAL INFORMATION                                   Page No.
------  ---------------------                                   -------

        Item 1.  Financial Statements
        ------   --------------------
                 Condensed Statements of Consolidated                 3
                 Financial Position - as of June 30, 2000
                 (Unaudited) and December 31, 1999

                 Statements of Consolidated Operations                5
                 (Unaudited) - for the six months
                 ended June 30, 2000 and 1999

                 Condensed Statements of Consolidated                 7
                 Cash Flows (Unaudited) - for the six
                 months ended June 30, 2000 and 1999

                 Notes to Consolidated Financial                      8
                 Statements (Unaudited)

        Item 2.  Management's Discussion and Analysis of             11
                 Financial Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures About      16
                 Market Risk


PART II. OTHER INFORMATION
-------  -----------------

         Item 6.  Exhibits and Reports on Form 8-K                   17

Signatures                                                           18
----------

Exhibit Index                                                        19
-------------



                    PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)

                                      June 30, 2000   December 31,
Assets                                 (Unaudited)        1999
------                                 -----------     ---------
Current assets:
   Cash and cash equivalents            $   644         $   235
   Short-term investments                   496             292
   Receivables, net                       1,686           1,275
   Related party receivables                233             256
   Inventories, net                         361             340
   Income tax receivables                    34              85
   Deferred income taxes                    225             226
   Prepaid expenses and other               386             363
                                         ------          ------
                                          4,065           3,072
                                         ------          ------

Operating property and equipment:
   Owned                                 18,650          17,695
   Accumulated depreciation and
     amortization                        (5,503)         (5,207)
                                         ------          ------
                                         13,147          12,488
                                         ------          ------

   Capital leases                         2,921           3,022
   Accumulated amortization                (589)           (645)
                                         ------          ------
                                          2,332           2,377
                                         ------          ------
                                         15,479          14,865
                                         ------          ------

Other assets:
   Investments in affiliates                379             533
   Intangibles, net                         580             568
   Related party receivables                473             465
   Aircraft lease deposits                  581             594
   Prepaid rent                             652             626
   Other, net                               887             820
                                         ------          ------
                                          3,552           3,606
                                         ------          ------
                                        $23,096         $21,543
                                         ======          ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
     Condensed Statements of Consolidated Financial Position
                          (In Millions)


                                        June 30, 2000    December 31,
Liabilities and Stockholder's Equity     (Unaudited)        1999
------------------------------------    -------------    ------------
Current liabilities:
   Short-term borrowings                  $    -           $    61
   Current portions of long-term debt
    and capital lease obligations            314               282
   Related party debt maturing
    within one year                          170               187
   Advance ticket sales                    1,994             1,412
   Accounts payable                        1,114             1,030
   Other                                   3,389             2,657
                                          ------            ------
                                           6,981             5,629
                                          ------            ------
Long-term debt                             2,554             2,650
                                          ------            ------
Long-term obligations under capital leases 2,202             2,336
                                          ------            ------

Other liabilities and deferred credits:
   Deferred pension liability                126                70
   Postretirement benefit liability        1,566             1,489
   Deferred gains                            949               986
   Other                                   2,001             1,891
                                          ------            ------
                                           4,642             4,436
                                          ------            ------
Preferred stock committed to
  Supplemental ESOP                          751               893
                                          ------            ------

Stockholder's equity:
   Common stock at par                         -                 -
   Additional capital invested               234               237
   ESOP capital                            3,295             3,035
   Retained earnings                       2,261             2,012
   Unearned ESOP preferred stock               -               (28)
   Accumulated other comprehensive income    182               352
   Other                                      (6)               (9)
                                          ------            ------
                                           5,966             5,599
                                          ------            ------
Commitments and contingent
  liabilities (See note)

                                         $23,096           $21,543
                                          ======            ======

  See accompanying notes to consolidated financial statements.


         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)

                                           Three Months
                                           Ended June 30
                                         2000         1999
                                         ----         ----
Operating revenues:
   Passenger                           $ 4,567      $ 3,989
   Cargo                                   233          227
   Other                                   298          314
                                        ------       ------
                                         5,098        4,530
                                        ------       ------
Operating expenses:
   Salaries and related costs            1,589        1,420
   ESOP compensation expense                55          182
   Aircraft fuel                           589          420
   Commissions                             252          291
   Purchased services                      429          379
   Aircraft rent                           223          220
   Landing fees and other rent             250          248
   Depreciation and amortization           247          213
   Special charges                          61            -
   Aircraft maintenance                    163          176
   Other                                   643          557
                                        ------       ------
                                         4,501        4,106
                                        ------       ------
Earnings from operations                   597          424
                                        ------       ------
Other income (expense):
   Interest expense                        (97)         (94)
   Interest capitalized                     20           17
   Interest income                          20           11
   Equity in earnings (loss) of affiliates  (1)          15
   Gain on sale of Galileo stock             -          669
   Miscellaneous, net                      (13)           -
                                        ------       ------
                                           (71)         618
                                        ------       ------
Earnings before income taxes
   and extraordinary item                  526        1,042
Provision for income taxes                 195          376
                                        ------       ------
Earnings before extraordinary item         331          666
Extraordinary loss on early
  extinguishment of debt, net                -           (3)
                                        ------       ------
Net earnings                           $   331      $   663
                                        ======       ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
        Statements of Consolidated Operations (Unaudited)
                          (In Millions)


                                             Six Months
                                            Ended June 30
                                          2000         1999
                                          ----         ----
Operating revenues:
   Passenger                           $  8,535     $  7,669
   Cargo                                    450          435
   Other                                    646          576
                                         ------       ------
                                          9,631        8,680
                                         ------       ------
Operating expenses:
   Salaries and related costs             3,013        2,829
   ESOP compensation expense                147          364
   Aircraft fuel                          1,128          815
   Commissions                              501          574
   Purchased services                       832          759
   Aircraft rent                            446          439
   Landing fees and other rent              483          475
   Depreciation and amortization            478          424
   Special charges                           64            -
   Aircraft maintenance                     352          354
   Other                                  1,308        1,082
                                         ------       ------
                                          8,752        8,115
                                         ------       ------

Earnings from operations                    879          565
                                         ------       ------
Other income (expense):
   Interest expense                        (198)        (188)
   Interest capitalized                      40           36
   Interest income                           36           23
   Equity in earnings (loss) of affiliates   (2)          39
   Gain on sale of Galileo stock              -          669
   Miscellaneous, net                       (25)          14
                                         ------       ------
                                           (149)         593
                                         ------       ------
Earnings before income taxes,
 extraordinary item and cumulative effect   730        1,158
Provision for income taxes                  271          417
                                         ------       ------
Earnings before extraordinary item
   and cumulative effect                    459          741
Extraordinary loss on early
   extinguishment of debt, net                -           (3)
Cumulative effect of accounting change,net (209)           -
                                         ------       ------
Net earnings                            $   250      $   738
                                         ======       ======

  See accompanying notes to consolidated financial statements.

         United Air Lines, Inc. and Subsidiary Companies
   Condensed Statements of Consolidated Cash Flows (Unaudited)
                          (In Millions)
                                              Six Months
                                             Ended June 30
                                           2000         1999
                                           ----         ----
Cash and cash equivalents at
  beginning of period                    $  235       $  326
                                         ------       ------
Cash flows from operating activities      2,127        1,640
                                         ------       ------

Cash flows from investing activities:
 Additions to property and equipment     (1,122)      (1,306)
 Proceeds on disposition of property
   and equipment                              6          141
 Proceeds on sale of common shares
   in Galileo                                 -          766
 Decrease (increase) in short-term
   investments                             (204)         139
 Increase in related party receivables       (8)         (32)
 Other, net                                (153)         (25)
                                         ------       ------
                                         (1,481)        (317)
                                         ------       ------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt   200          286
 Repayment of long-term debt               (279)        (456)
 Principal payments under capital
   lease obligations                        (98)        (165)
 Purchase of equipment debt certificates
   under Company leases                       -          (47)
 Decrease in short-term borrowings          (61)        (184)
 Aircraft lease deposits                      5          (25)
 Increase (decrease) in related party debt  (16)          18
 Other, net                                  12           10
                                         ------       ------
                                           (237)        (561)
                                         ------       ------
Increase in cash and cash equivalents       409          762
                                         ------       ------
Cash and cash equivalents at
  end of period                         $   644      $ 1,088
                                         ======       ======

Cash paid during the period for:
 Interest (net of amounts capitalized)  $   157      $   137
 Income taxes                           $    16      $    55


Non-cash transactions:
 Capital lease obligations incurred     $     3      $   482
 Net unrealized gain (loss) on
   investments                          $  (170)     $   495

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

Employee Stock Ownership Plans
------------------------------
      Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees. Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment. Shares earned in 1999 were allocated in March 2000 as follows: 434,465 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 248,572 shares were allocated in "book entry" form under the Supplemental Plan. Also, 2,390,931 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP. Finally, an additional 857,096 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 2000.

Income Taxes
------------
      The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Other Comprehensive Income
--------------------------
     Total comprehensive income for the three- and six-month periods ending June 30, 2000 was $256 million and $80 million, respectively, compared to $1,158 million and $1,233 million for the three- and six-month periods ending June 30, 1999, respectively. Other comprehensive income consisted of net unrealized gains (losses) on securities of $(75) million and $(170) million for the three- and six-month periods ending June 30, 2000, respectively and $495 million for both the three- and six-month periods ending June 30, 1999.

Investments
-----------
     In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million ($428 million, net of tax). This sale reduced United's holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo. United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale.

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

     A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)                        Three Months Ended June 30, 2000
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $3,536    $ 769   $ 597    $ 196   $5,098  $ -     $5,098

Fully distributed earnings*  $517    $  35   $  76    $  14   $  642  $ -     $  642

(In Millions)                        Three Months Ended June 30, 1999
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $3,194    $ 636   $ 520    $ 180   $4,530  $ -      $4,530

Fully distributed earnings*  $458    $  27   $  68    $   2   $  555  $ -      $  555

(In Millions)                          Six Months Ended June 30, 2000
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $6,726    $1,458  $1,043   $ 404   $9,631  $  -    $9,631

Fully distributed earnings*  $750    $   67  $   87   $  37   $  941  $  -    $  941

(In Millions)                          Six Months Ended June 30, 1999
                                                            Reportable
                                                      Latin   Segment      Consolidated
                          Domestic  Pacific Atlanic  America   Total  Other   Total
                          --------  ------- -------  ------- -------- -----  --------
Revenue                    $6,081    $1,284  $ 929    $ 386   $8,680  $  -    $8,680

Fully distributed earnings*  $723    $   28  $  84    $  18   $  853  $  -    $  853


     *Fully distributed earnings before special charges, gain on sale, income taxes, cumulative effect of accounting change and extraordinary loss on debt.

                                 Three Months Ended   Six Months Ended
                                       June 30            June 30
(In Millions)                     2000        1999     2000      1999
-------------                     ----        ----     ----      ----
Total fully distributed earnings
 for reportable segments         $ 642       $ 555    $ 941     $ 853
  Special charges                  (61)          -     (102)        -
  Gain on sale                       -         669        -       669
  ESOP compensation expense        (55)       (182)    (147)     (364)
                                  ----        ----     ----      ----
Total earnings before income
  taxes, extraordinary item
  and cumulative effect          $ 526      $1,042    $ 730    $1,158
                                  ====       =====     ====     =====

Accounting Changes
------------------
     During the first quarter of 2000, United changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under the new accounting method, a portion of revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided. Accordingly, United has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years. This change resulted in a reduction to revenues of approximately $12 million and $17 million in the second quarter and six-month periods of 2000, respectively and would have impacted the second quarter and six-month periods of 1999 by $18 million and $25 million, respectively. As of June 30, 2000, the deferred revenue balance relating to Mileage Plus was $389 million.

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

      At June 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. An estimated $1.4 billion will be spent during the remainder of 2000, $1.9 billion in 2001 and $1.2 billion in 2002 and thereafter. The major commitments are for the purchase of A319, A320, B747, B767 and B777 aircraft, which are scheduled to be delivered through 2002. These amounts include a recent conversion of 12 option aircraft to firm orders to be delivered in 2002.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      United's total of cash and cash equivalents and short-term investments was $1.1 billion at June 30, 2000, compared to $527 million at December 31, 1999. Cash flows from operating activities amounted to $2.1 billion. Financing activities included principal payments under debt and capital lease obligations of $279 million and $98 million, respectively. Additionally, the Company issued, and subsequently retired, $200 million in long-term debt during the period to finance the acquisition of aircraft.

      Property additions, including aircraft and aircraft spare parts, amounted to $1.1 billion. Property dispositions resulted in proceeds of $6 million. In the first six months of 2000, United took delivery of two A319, four A320, one B747, two B767 and two B777 aircraft. All of these aircraft were purchased.
In addition, United retired three DC10 aircraft in the first six months.

      At June 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.5 billion, after deducting advance payments. Of this amount, an estimated $1.4 billion is expected to be spent during the remainder of 2000. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------
      Summary of Results
      ------------------
      United's earnings from operations were $879 million in the first six months of 2000, compared to operating earnings of $565 million in the first six months of 1999. United's net earnings before the cumulative effect of an accounting change were $459 million compared to net earnings before an extraordinary loss on early extinguishment of debt of $741 million in the same period of 1999.

      In the second quarter of 2000, United's earnings from operations were $597 million compared to operating earnings of $424 million in the second quarter of 1999. United had net earnings in the 2000 second quarter of $331 million, compared to net earnings before the extraordinary loss of $666 million in the same period of 1999.

      The 2000 earnings for the quarter and six months include a special charge of $15 million, net of tax, for seven leased B747-238 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000 and a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777-222 aircraft, which is being replaced by an enhanced and more reliable inflight video system. In addition, the 2000 earnings for the six-month period include a special charge of $3 million, net of tax, associated with the asset write-down on non-operating British Aerospace Advanced Turbo-Prop ("ATP") aircraft previously used in the United
Express operation.

      The 1999 earnings include a gain of $428 million, net of tax, on the sale of a portion of United's investment in Galileo
(see "Investments" in the Notes to Consolidated Financial
Statements).

      Specific factors affecting United's consolidated operations for the second quarter and first six months of 2000 are described below.

      Second Quarter 2000 Compared with Second Quarter 1999
      -----------------------------------------------------
      Operating revenues increased $568 million (13%) and United's revenue per available seat mile (unit revenue) increased 14% to 11.57 cents. Passenger revenues increased $578 million (15%) due to a 7% increase in yield to 13.62 cents. United's revenue passenger miles increased 7%, while available seat miles across the system were down 1% over the second quarter of 1999, resulting in a passenger load factor increase of 5.5 points to 75.6%. The following analysis by market is based on information reported to the U.S. Department of
Transportation:

                                        Increase (Decrease)
                                        -------------------
                    Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                   Miles (Capacity)           (Traffic)        Passenger Mile (Yield)
                   ----------------   -----------------------  ----------------------
Domestic                 (4%)                     4%                      8%
Pacific                  11%                     18%                      7%
Atlantic                  3%                      6%                     11%
Latin America           (13%)                     5%                      6%
  System                 (1%)                     7%                      7%

      Cargo revenues increased $6 million (3%), despite a decrease in cargo yield of 1%. Other operating revenues decreased $16 million (5%) primarily due to the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.

      Operating expenses increased $395 million (10%) and United's cost per available seat mile (unit cost) increased 11%, from 9.23 cents to 10.21 cents. Salaries and related costs increased $169 million (12%) due to increased salaries in April 2000 as a result of the end of the ESOP. ESOP compensation expense decreased $127 million (70%) as the Company discontinued recording ESOP compensation expense when the final ESOP shares were committed to be released in April 2000. Aircraft fuel increased $169 million (40%) due to a 38% increase in the cost of fuel from 54.5 cents to 75.0 cents a gallon. Commissions decreased $39 million (13%) due to a change in the commission structure implemented in the fourth quarter of 1999. Purchased services increased $50 million (13%) due to increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $34 million (16%) due to an increase in the number of owned aircraft. Other operating expenses increased $86 million (15%) primarily due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $71 million in the second quarter of 2000 compared to $51 million in the second quarter of 1999 (excluding the gain on the Galileo transaction - see "Investments" in the Notes to Consolidated Financial Statements). Equity in earnings of affiliates decreased $16 million as a result of the Company discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $3 million in losses on currency options and $4 million in foreign exchange losses in the second quarter 2000 compared to $2 million in gains on currency options and $3 million in foreign exchange losses in the 1999 second quarter.

      Six Months 2000 Compared with Six Months 1999
      ---------------------------------------------
      Operating revenues increased $951 million (11%) and United's revenue per available seat mile (unit revenue) increased 11% to 11.12 cents. Passenger revenues increased $866 million (11%) due to an 8% increase in yield to 13.60 cents. United's revenue passenger miles increased 3%, while available seat miles across the system remained unchanged, resulting in a passenger load factor increase of 2.4 points to 72.0%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

                                        Increase (Decrease)
                                        -------------------
                    Available Seat    Revenue Passenger Miles   Revenue Per Revenue
                   Miles (Capacity)           (Traffic)        Passenger Mile (Yield)
                   ----------------   -----------------------  ----------------------
Domestic                (1%)                      3%                     8%
Pacific                  4%                       5%                     9%
Atlantic                 3%                       4%                    10%
Latin America          (12%)                      1%                     3%
  System                 -                        3%                     8%

      Cargo revenues increased $15 million (3%), despite a decrease in cargo yield of 3%. Other operating revenues increased $70 million (12%) due to increased fuel sales to third parties, partially offset by the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle.

      Operating expenses increased $637 million (8%) and United's cost per available seat mile (unit cost) increased 8%, from 9.36 cents to 10.11 cents. Salaries and related costs increased $184 million (7%) due to increased salaries in April 2000 as a result of the end of the ESOP. ESOP compensation expense decreased $217 million (60%) as the Company discontinued recording ESOP compensation expense once the final ESOP shares were committed to be released in April 2000. Aircraft fuel increased $313 million (38%) due to a 36% increase in the cost of fuel from 54.4 cents to 74.1 cents a gallon. Commissions decreased $73 million (13%) due to a change in the commission structure implemented in the fourth quarter of 1999. Purchased services increased $73 million (10%) due to increases in computer reservations fees and credit card discounts. Depreciation and amortization increased $54 million (13%) due to an increase in the number of owned aircraft. Other operating expenses increased $226 million (21%) primarily due to costs associated with fuel sales to third parties.

      Other non-operating expense amounted to $149 million in 2000 compared to $76 million in 1999 (excluding the gain on the Galileo transaction - see "Investments" in the Notes to Consolidated Financial Statements). Equity in earnings of affiliates decreased $41 million as a result of the Company discontinuing the equity method of accounting for its investment in Galileo. Miscellaneous, net includes $10 million in losses on foreign currency options and $1 million in other foreign exchange gains in the first six months of 2000, compared to $16 million in gains on written yen call options and $4 million of other foreign exchange gains for the same period in 1999.

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

      On July 12, 2000, the Company's contracts with the International Association of Machinists and Aerospace Workers ("IAM") became amendable. The Company has been in negotiations with the IAM since January for new contracts. Under the terms of the Railway Labor Act, United's current agreements with ALPA and the IAM will remain in effect while negotiations continue.

US AIRWAYS ACQUISITION
----------------------
      UAL and US Airways Group, Inc. ("US Airways") announced May 24 that their boards of directors had approved a definitive merger agreement pursuant to which US Airways will be acquired by United in an all-cash transaction valued at $4.3 billion.
The combination of United and US Airways will deliver significant benefits to millions of passengers and hundreds of communities throughout the United States. The new network will make traveling more convenient for passengers, connecting US Airways' eastern U.S. markets with United's east-west and international markets. The merger is conditioned upon, among other things, the approvals of US Airways stockholders, regulatory clearance and other customary closing conditions. As part of the agreement with US Airways, United has agreed to pay a $50 million termination fee, under certain conditions, in the event the merger does not take place. In addition, US Airways has agreed to pay United a termination fee of $150 million, plus up to a maximum of $10 million for reimbursement of expenses, under certain conditions, if the merger does not take place.

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

      A major part of this initiative is the recently redesigned united.com web site. Gross air bookings on united.com in the first six months of 2000 grew over 130 percent from the same period last year. Total passenger revenue from sales over the Internet reached $204 million in the second quarter compared to $80 million in the same period of 1999. In addition, United continues to build its Internet network by establishing and expanding its partnerships with companies such as GetThere.com, BuyTravel.com and Priceline.com. These investments build upon United's long-standing investments in technology ventures such as Galileo International, Inc. and Equant N.V., which are valued at $332 million and $60 million, respectively at June 30, 2000.

      United's Mileage Plus frequent flyer program continues to grow due to such partnerships as First USA Mileage Plus Visa and Master Card, MCI WorldCom and E*TRADE. Revenue from third-party mileage sales reached $220 million during the first six months of 2000, compared to $187 million in 1999, as adjusted for the change in accounting principle.

OUTLOOK FOR 2000
----------------
     Information regarding guidance for United's 2000 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended June 30, 2000.

      Information included in the "Outlook for 2000" and "US Airways Acquisition" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. Factors that could significantly impact revenues, unit revenues and unit costs include: the airline pricing environment; industry capacity decisions; the success of the Company's cost-control efforts; the cost of crude oil and jet fuel; the success of fuel hedging strategies; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and the impact of labor issues; the growth of e-commerce and off-tariff distribution channels; the implementation of customer service improvement strategies; actions of the U.S., foreign and local governments; the Pacific economic environment and travel patterns; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general .

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

Foreign Currency Risk -

(In millions, except average contract rates)   Notional     Average      Estimated
                                                Amount   Contract Rate   Fair Value
                                                                       (Pay)/Receive*
                                               --------  -------------  ------------
Forward exchange contracts
 Japanese Yen - Purchased forwards              $  123      105.96         $  -
              - Sold forwards                   $   68      105.41         $  -
 Hong Kong Dollar - Sold forwards               $   46        7.81         $  -
 French Franc - Purchased forwards              $   50        5.05         $ (2)
 Euro - Purchased forwards                      $  117        1.37         $ (7)

Currency options
 Japanese Yen - Purchased put options           $  315      103.02         $  9
 Australian Dollar - Purchased put options      $   66        0.62         $  2
 British Pound - Purchased put options          $   43        1.53         $  1
 Euro - Purchased put options                   $   72        0.98         $  2
 Correlation Basket Option - Sold               $  496         N/A         $ (2)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)   Notional     Average      Estimated
                                                Amount   Contract Rate   Fair Value
                                                                       (Pay)/Receive*
                                               --------  -------------  ------------
Purchased call contracts - Crude oil            $  717    $ 22.53/bbl     $  189

*Estimated fair values represent the amount United would pay/receive on June 30, 2000 to terminate the contracts.



                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a) Exhibits

         A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index which immediately precedes such exhibits.

     (b) Form 8-K dated May 26, 2000, reporting a joint press release that announced the execution of the Agreement and Plan of Merger between United and USAirways.



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


                                    By:  /s/ M. Lynn Hughitt
                                         -------------------
                                         M. Lynn Hughitt
                                         Vice President and Controller
                                         (principal accounting officer)



Dated:  August 4, 2000


                            Exhibit Index
                            -------------

Exhibit No.                    Description
----------                     -----------

10.1 United Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and is incorporated herein by reference).

12        Computation of Ratio of Earnings to Fixed Charges.

27        Financial Data Schedule.