Form 10-Q
period 2000-09-30
UNITED AIR LINES INC
filed 2000-11-13
CIK 101001

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.
    Form 8-K dated July 19, 2000, to report a second quarter earnings release which was filed as Exhibit 99.1 to the Current Report on Form 8-K dated July 19, 2000 for UAL Corporation.

Form 8-K dated August 1, 2000, to report final forms of exhibits related to the offering of United Air Lines, Inc.'s Pass Through Certificates, Series 2000-1, which was filed with reference to the Registration Statement on Form S-3 (Registration No. 333-90657) and the Prospectus Supplement dated July 20, 2000, to the Prospectus, dated July 19, 2000.

Form 8-K dated August 11, 2000, to report additional exhibits related to the offering of United Air Lines, Inc.'s Pass Through Certificates, Series 2000-1, which was filed with reference to the Registration Statement on Form S-3 (Registration No. 333-90657)and the Prospectus Supplement dated July 20, 2000, to the Prospectus, dated July 19, 2000.

Form 8-K dated August 17, 2000, to report a press release, reporting an expectation of lower third quarter 2000 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AIR LINES, INC.

By: /s/ Douglas A. Hacker
Douglas A. Hacker
Executive Vice President -
Finance and Planning and
Chief Financial Officer
(principal financial officer)

By: /s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)

Dated:  November 9, 2000

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
27	Financial Data Schedule

</HTML>

</TEXT>

</DOCUMENT>