Form 10-Q/A
period 2000-09-30
UNITED AIR LINES INC
filed 2000-11-13
CIK 101001

FORM 10-Q/A

Amendment No. 1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                             Class                           October 31, 2000

                 Common Stock ($5 par value)                           205

*  Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

This Amendment No. 1 is being filed to include the Part I information that was inadvertently omitted in the earlier filing of the Form 10-Q for the third quarter 2000.

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended September 30, 2000
Index

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

Condensed Statements of Consolidated Financial Position - as of September 30, 2000 (Unaudited) and December 31, 1999	3

Statements of Consolidated Operations (Unaudited) - for the three months ended September 30, 2000 and 1999	5

Condensed Statements of Consolidated Cash Flows (Unaudited) - for the three months ended September 30, 2000 and 1999	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	OTHER INFORMATION

*Item 6.	Exhibits and Reports on Form 8-K	--

Signatures	19

*Exhibit Index	--

_____________________

* Previously filed

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	September 30, 2000	December 31, 1999
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$ 570	$ 235
Short-term investments	520	292
Receivables, net	1,684	1,275
Related party receivables	331	256
Inventories, net	374	340
Income tax receivables	280	85
Deferred income taxes	212	226
Prepaid expenses and other	374	363
	4,345	3,072

Operating property and equipment:
Owned	19,370	17,695
Accumulated depreciation and amortization	(5,621)	(5,207)
	13,749	12,488

Capital leases	2,977	3,022
Accumulated amortization	(614)	(645)
	2,363	2,377
	16,112	14,865

Other assets:
Investments in affiliates	293	533
Intangibles, net	572	568
Related party receivables	474	465
Aircraft lease deposits	560	594
Prepaid rent	624	626
Other, net	832	820
	3,355	3,606

	$ 23,812	$ 21,543
	======	======

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	September 30, 2000	December 31, 1999
Liabilities and Stockholder's Equity	(Unaudited)

Current liabilities:
Short-term borrowings	$ -	$ 61
Current portions of long-term debt and
capital lease obligations	360	282
Related party debt maturing within one year	172	187
Advance ticket sales	1,935	1,412
Accounts payable	1,160	1,030
Other	3,811	2,657
	7,438	5,629

Long-term debt	3,074	2,650

Long-term obligations under capital leases	2,159	2,336

Other liabilities and deferred credits:
Deferred pension liability	-	70
Postretirement benefit liability	1,604	1,489
Deferred gains	930	986
Other	2,166	1,891
	4,700	4,436

Preferred stock committed to Supplemental ESOP	737	893

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	232	237
ESOP capital	3,309	3,035
Retained earnings	2,050	2,012
Unearned ESOP preferred stock	-	(28)
Accumulated other comprehensive income	120	352
Other	(7)	(9)
	5,704	5,599

Commitments and contingent liabilities (See note)

	$ 23,812	$ 21,543
	======	======

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions)

	Three Months
	Ended September 30
	2000	1999
Operating revenues:
Passenger	$ 4,291	$ 4,282
Cargo	234	223
Other	391	329
	4,916	4,834
Operating expenses:
Salaries and related costs	1,898	1,420
ESOP compensation expense	-	175
Aircraft fuel	664	465
Commissions	280	316
Purchased services	433	408
Aircraft rent	224	218
Landing fees and other rent	235	239
Depreciation and amortization	253	214
Special charges	12	-
Aircraft maintenance	170	168
Other	777	600
	4,946	4,223

Earnings (loss) from operations	(30)	611

Other income (expense):
Interest expense	(105)	(92)
Interest capitalized	17	19
Interest income	27	21
Equity in loss of affiliates	(6)	(1)
Investment impairment	(61)	-
Miscellaneous, net	(8)	(5)
	(136)	(58)
Earnings (loss) before income taxes
and extraordinary item	(166)	553
Provision (credit) for income taxes	(61)	199

Earnings (loss) before extraordinary item	(105)	354
Extraordinary loss on early extinguishment
of debt, net of tax	(6)	-
Net earnings (loss)	$ (111)	$ 354
	=====	=====

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions)
	Nine Months
	Ended September 30
	2000	1999
Operating revenues:
Passenger	$ 12,826	$ 11,951
Cargo	684	658
Other	1,037	905
	14,547	13,514
Operating expenses:
Salaries and related costs	4,910	4,249
ESOP compensation expense	147	539
Aircraft fuel	1,792	1,280
Commissions	781	890
Purchased services	1,266	1,167
Aircraft rent	669	657
Landing fees and other rent	717	714
Depreciation and amortization	731	637
Special charges	76	-
Aircraft maintenance	522	523
Other	2,087	1,683
	13,698	12,339
Earnings from operations	849	1,175

Other income (expense):
Interest expense	(304)	(280)
Interest capitalized	57	56
Interest income	63	44
Equity in earnings (loss) of affiliates	(8)	38
Gain on sale of Galileo stock	-	669
Investment impairment	(61)	-
Miscellaneous, net	(33)	9
	(286)	536
Earnings before income taxes, extraordinary
item and cumulative effect	563	1,711
Provision for income taxes	209	616
Earnings before extraordinary item and
cumulative effect	354	1,095
Extraordinary loss on early extinguishment
of debt, net of tax	(6)	(3)
Cumulative effect of accounting change, net of tax	(209)	-
Net earnings	$ 139	$ 1,092
	=====	=====

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Nine Months
	Ended September 30
	2000	1999
Cash and cash equivalents at beginning
of period	$ 235	$ 326

Cash flows from operating activities	2,457	2,200

Cash flows from investing activities:
Additions to property and equipment	(1,979)	(1,758)
Proceeds on disposition of property and
equipment	68	147
Proceeds on sale of common shares in Galileo	-	766
Increase in short-term investments	(228)	(103)
Increase in related party receivables	(8)	(35)
Other, net	(141)	(56)
	(2,288)	(1,039)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	874	286
Repayment of long-term debt	(420)	(492)
Principal payments under capital
lease obligations	(159)	(209)
Purchase of equipment debt certificates under
Company leases	-	(47)
Decrease in equipment debt certificates under
Company leases	43	22
Decrease in short-term borrowings	(61)	(184)
Aircraft lease deposits	5	(25)
Dividend to parent company	(100)	-
Increase (decrease) in related party debt	(15)	31
Other, net	(1)	1
	166	(617)

Increase in cash and cash equivalents	335	544

Cash and cash equivalents at end of period	$ 570	$ 870
	=====	=====
Cash paid during the period for:
Interest (net of amounts capitalized)	$ 217	$ 186
Income taxes	$ 16	$ 223
Non-cash transactions:
Capital lease obligations incurred	$ 76	$ 482
Net unrealized gain (loss) on investments	$ (232)	$ 359

United Air Lines, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three- and nine-month periods have been made.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 1999.

Employee Stock Ownership Plans

         Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL has agreed to issue convertible preferred stock to employees.  Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report on Form 10-K contains additional discussion of the agreements, stock to be issued to employees and the related accounting treatment.  Shares earned in 1999 were allocated in March 2000 as follows:  434,465 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 248,572 shares were allocated in "book entry" form under the Supplemental Plan.  Also, 2,390,931 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP.  Finally, an additional 857,096 shares of Class 1 and Class 2 ESOP Preferred Stock have been committed to be released by the Company since January 1, 2000.  The final allocation of ESOP Preferred Stock will take place in March 2001.

Income Taxes

          The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes, dividends on ESOP Preferred Stock and certain nondeductible items.

Other Comprehensive Income

          Total comprehensive income (loss) for the three- and nine-month periods ending September 30, 2000 was $(173) million and $(93) million, respectively, compared to $217 million and $1.5 billion for the three- and nine-month periods ending September 30, 1999, respectively.  Other comprehensive income consisted of net unrealized gains (losses) on securities of $(62) million and $(232) million for the three- and nine-month periods ending September 30, 2000, respectively and $(137) million and $358 million for the three- and nine-month periods ending September 30, 1999, respectively.

Investments

          In the third quarter, United recorded an impairment loss of $38 million, net of tax, related to its warrants held in Priceline.com.

          In June 1999, United sold 17,500,000 common shares of Galileo International, Inc. ("Galileo") in a secondary offering for $766 million, resulting in a pre-tax gain of approximately $669 million ($428 million, net of tax).  This sale reduced United's holdings in Galileo from 32% to approximately 15%, requiring United to discontinue the equity method of accounting for its investment in Galileo.  United has classified its remaining 15,940,000 shares of Galileo common stock as "available-for-sale."

Long-Term Debt

          During the third quarter, the Company issued $921 million in enhanced equipment trust certificates to refinance certain owned aircraft and aircraft under operating leases.  Net proceeds after refinancing the operating leases was $674 million.

          In addition to scheduled principal payments, in the third quarter, the Company repaid $116 million of debentures prior to maturity.  The debentures were scheduled to mature at various times through 2021.  An extraordinary loss of $6 million, net of tax benefits of $4 million was recorded reflecting amounts paid in excess of the debt carrying value.

Segment Information

          United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, Latin America and Europe.  These regions constitute United's four reportable segments.

          A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended September 30, 2000
Consolidated
				Latin	and Reportable
	Domestic	Pacific	Atlantic	America	Segment Total
Revenue	$ 3,195	$ 874	$ 647	$ 200	$ 4,916

Earnings (loss)*	$ (148)	$ 25	$ 43	$ (13)	$ (93)
(In Millions)	Three Months Ended September 30, 1999
Consolidated
				Latin	and Reportable
	Domestic	Pacific	Atlantic	America	Segment Total
Revenue	$ 3,340	$ 722	$ 571	$ 201	$ 4,834

Earnings*	$ 500	$ 100	$ 106	$ 22	$ 728

*Earnings before ESOP compensation expense, special charges, investment impairment, income taxes, cumulative effect of accounting change and extraordinary loss on debt.
(In Millions)	Nine Months Ended September 30, 2000
Consolidated
				Latin	and Reportable
	Domestic	Pacific	Atlantic	America	Segment Total
Revenue	$ 9,921	$ 2,332	$ 1,690	$ 604	$ 14,547

Earnings*	$ 601	$ 92	$ 130	$ 24	$ 847
(In Millions)	Nine Months Ended September 30, 1999
Consolidated
				Latin	and Reportable
	Domestic	Pacific	Atlantic	America	Segment Total
Revenue	$ 9,421	$2,006	$1,500	$ 587	$ 13,514

Earnings*	$ 1,223	$ 128	$ 190	$ 40	$ 1,581

*Earnings before ESOP compensation expense, special charges, gain on sale, investment impairment, income taxes, cumulative effect of accounting change and extraordinary loss on debt.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2000	1999	2000	1999
Total earnings (loss) for reportable segments	$ (93)	$ 728	$ 847	$ 1,581
Special charges	(12)	-	(76)	-
Investment impairment	(61)	-	(61)	-
Gain on sale	-	-	-	669
ESOP compensation expense	n/a	(175)	(147)	(539)
Total earnings (loss) before income taxes,
extraordinary item and cumulative effect	$ (166)	$ 553	$ 563	$ 1,711
	=====	=====	=====	=====

Accounting Changes

          During the first quarter of 2000, United changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under the new accounting method, a portion of  revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided.  Accordingly, United has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years.  This change resulted in a reduction to revenues of approximately $17 million and $34 million in the third quarter and nine-month periods, respectively and would have reduced revenue for the third quarter and nine-month periods of 1999 by $12 million and $36 million, respectively.  As of September 30, 2000, the deferred revenue balance relating to Mileage Plus was $405 million.

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

          At September 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.4 billion, after deducting advance payments.  An estimated $0.7 billion will be spent during the remainder of 2000, $2.1 billion in 2001 and $1.6 billion in 2002 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2002.  The above numbers include a recent conversion of 13 option aircraft to firm orders to be delivered in 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          United's total of cash and cash equivalents and short-term investments was $1.1 billion at September 30, 2000, compared to $527 million at December 31, 1999.  Cash flows from operating activities amounted to $2.5 billion.  Financing activities included the issuance of $674 million in equipment trust certificates, as well as principal payments under debt and capital lease obligations of $420 million and $159 million, respectively.  Included in the debt payments was the retirement of $116 million of long-term debt prior to maturity.  Additionally, the Company issued, and subsequently retired, $200 million in long-term debt during the period to finance the acquisition of aircraft.

          Property additions, including aircraft and aircraft spare parts, amounted to $2.0 billion.  Property dispositions resulted in proceeds of $68 million.  In the first nine months of 2000, United took delivery of four A319, eight A320, one B747, three B767 and eight B777 aircraft.  Twenty-two of these aircraft were purchased and two were acquired under capital leases.  In addition, United retired four DC10 aircraft in the first nine months.

          At September 30, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.4 billion, after deducting advance payments.  Of this amount, an estimated $0.7 billion is expected to be spent during the remainder of 2000.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

          During the second and third quarters of 2000, the Company experienced significant operational disruptions, as a result of labor-related delays and cancellations, as well as weather and air traffic control limitations, which adversely affected both revenue and expense performance.  The Company attempted to mitigate the impact of these operational difficulties by reducing capacity, particularly in the domestic markets, where most of the problems were concentrated. The Company estimates the revenue shortfall arising from these disruptions and associated schedule reductions and cancellations to be somewhere between $450 and $500 million for the third quarter.  In addition, the third quarter and nine-month results reflect the impact of the recently approved contract with the Air Line Pilots' Association, International ("ALPA") and the expected impact of open contracts with the International Association of Machinists and Aerospace Workers ("IAM").  The Company has begun to realize the benefits of the various steps taken to improve its operational performance as cancellations are down 60% and on-time departures have improved by 40% since the height of the operational disruptions.

Summary of Results

          United's earnings from operations were $849 million in the first nine months of 2000, compared to operating earnings of $1.2 billion in the first nine months of 1999.  United's net earnings before the cumulative effect of an accounting change and an extraordinary loss on early extinguishment of debt were $354 million, compared to net earnings before an extraordinary loss on early extinguishment of debt of $1.1 billion in the same period of 1999.

          In the third quarter of 2000, United's loss from operations was $(30) million compared to operating earnings of $611 million in the third quarter of 1999.  United had a net loss before the extraordinary loss on debt in the 2000 third quarter of $(105) million, compared to net earnings of $354 million in the same period of 1999.

          The 2000 earnings for the quarter and nine months include a special charge of $8 million, net of tax for the planned early retirement of four leased DC10-30 aircraft and an impairment loss of $38 million, net of tax, related to the Company's warrants held in Priceline.com.  In addition, the 2000 earnings for the nine-month period include a special charge of $15 million, net of tax, for the planned early retirement of seven leased B747-238 aircraft, a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777-222 aircraft, and a special charge of $3 million, net of tax, associated with the asset write-down on non-operating British Aerospace Advanced Turbo-Prop aircraft previously used in the United Express operation.

          The 1999 earnings for the nine-month period include a gain of $428 million, net of tax, on the sale of a portion of United's investment in Galileo (see "Investments" in the Notes to Consolidated Financial Statements).

          Specific factors affecting United's consolidated operations for the third quarter and first nine months of 2000 are described below.

           Third Quarter 2000 Compared with Third Quarter 1999

          Operating revenues increased $82 million (2%) and United's revenue per available seat mile (unit revenue) increased 4% to 10.91 cents.  Passenger revenues increased only $9 million (0.2%) on a 3% increase in yield to 12.68 cents.  United's revenue passenger miles decreased 3%, while available seat miles across the system were down 2% over the third quarter of 1999, resulting in a passenger load factor decrease of 0.5 points to 74.6%.  The decrease in available seat miles reflects the Company's response to the operational difficulties as well as the impact of Economy Plus (the removal of seats to provide additional legroom in a premium seating zone on each aircraft).  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(8%)	(10%)	5%
Pacific	18%	16%	4%
Atlantic	7%	6%	6%
Latin America	(9%)	(3%)	2%
System	(2%)	(3%)	3%

          Cargo revenues increased $11 million (5%), while other operating revenues increased $62 million (19%) primarily due to increased fuel sales to third parties.

          Operating expenses increased $723 million (17%) and United's cost per available seat mile (unit cost) increased 20%, from 9.18 cents to 10.98 cents.  Salaries and related costs increased $478 million (34%) due to a new salary program implemented for non-contract employees, the impact of the new ALPA contract, and the estimated costs of IAM contracts currently under negotiation.  Aircraft fuel increased $199 million (43%) due to a 42% increase in the cost of fuel from 58.0 cents to 82.4 cents a gallon.  Commissions decreased $36 million (11%) due to a change in the commission structure implemented in the fourth quarter of 1999.  Depreciation and amortization increased $39 million (18%) due to an increase in the number of owned aircraft.  Other operating expenses increased $177 million (30%) primarily due to costs associated with fuel sales to third parties.

          Other non-operating expense amounted to $136 million in the third quarter of 2000 compared to $58 million in the third quarter of 1999.  Included in other non-operating expense in the 2000 third quarter was an investment impairment of $61 million related to the Company's warrants held in Priceline.com.

          Nine Months 2000 Compared with Nine Months 1999

          Operating revenues increased $1.0 billion (8%) and United's revenue per available seat mile (unit revenue) increased 9% to 11.05 cents.  Passenger revenues increased $875 million (7%) due to a 6% increase in yield to 13.28 cents.  United's revenue passenger miles increased 1%, while available seat miles across the system decreased 1%, resulting in a passenger load factor increase of 1.4 points to 72.9%.   The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(4%)	(2%)	7%
Pacific	8%	9%	8%
Atlantic	5%	5%	8%
Latin America	(11%)	-	3%
System	(1%)	1%	6%

          Cargo revenues increased $26 million (4%), despite a 1% decrease in cargo yield.  Other operating revenues increased $132 million (15%) due to increased fuel sales to third parties, partially offset by the decrease in frequent-flyer program partner-related revenues as a result of a change in accounting principle (see "Accounting Changes" in the Notes to Consolidated Financial Statements).

          Operating expenses increased $1.4 billion (11%) and United's cost per available seat mile (unit cost) increased 12%, from 9.29 cents to 10.41 cents.  Salaries and related costs increased $661 million (16%) due to a new salary program implemented for non-contract employees, the impact of the new ALPA contract, and the estimated costs of IAM contracts currently under negotiation.  ESOP compensation expense decreased $392 million (73%) as the Company discontinued recording ESOP compensation expense once the final ESOP shares were committed to be released in April 2000.  Aircraft fuel increased $512 million (40%) due to a 38% increase in the cost of fuel from 55.7 cents to 76.9 cents a gallon.  Commissions decreased $109 million (12%) due to a change in the commission structure implemented in the fourth quarter of 1999.  Purchased services increased $99 million (8%) primarily due to increases in computer reservations fees and credit card discounts.  Depreciation and amortization increased $94 million (15%) due to an increase in the number of owned aircraft.  Other operating expenses increased $404 million (24%) primarily due to costs associated with fuel sales to third parties.

          Other non-operating expense amounted to $225 million in 2000 (excluding the investment impairment - see "Investments" in the Notes to Consolidated Financial Statements) compared to $133 million in 1999 (excluding the gain on the Galileo transaction - see "Investments" in the Notes to Consolidated Financial Statements).  Equity in earnings of affiliates decreased $46 million as a result of the Company discontinuing the equity method of accounting for its investment in Galileo.  Miscellaneous, net includes $11 million in losses on foreign currency options and $3 million in other foreign exchange losses in the first nine months of 2000, compared to $8 million in gains on written yen call options for the same period in 1999.

LABOR AGREEMENTS

          On April 12, 2000, the Company's contract with ALPA became amendable.  On October 26, 2000, the Company and ALPA signed a new contract.  The agreement, which will remain in effect through 2004, includes provisions for an immediate increase in wages of 21.5% to 28.7%, retroactive to April 12, as well as additional annual increases of 4.5% to 5.62% for the duration of the contract.  Additionally, the contract allows United Express carriers to increase the number of small jets beyond the current 65-jet limit up to an additional 150 immediately as replacements for existing turboprops, with additional increases in small jets as United's fleet grows.  United may also share in profits and losses of revenues with foreign carriers with whom United has antitrust immunity, provided United gets its fair share of the flying.

          On July 12, 2000, the Company's contracts with the IAM became amendable.  The Company has been in negotiations with the IAM since January for new contracts.  Since September 1, the negotiations have been conducted with the assistance of the National Mediation Board ("NMB").  On November 8, at the request of the NMB, negotiations between United and the IAM were recessed.  The NMB announced that it intends to resume discussions with both parties within the next two weeks.  Under the terms of the Railway Labor Act, United's current agreements with the IAM will remain in effect while negotiations continue.

          The Company's contract with the Association of Flight Attendants ("AFA"), which becomes amendable in 2006, provides for a mid-term wage conference in the first quarter of 2001.  While the Company is under no obligation to re-open the contract, on September 26, 2000, United announced that it would accelerate these discussions as well as addressing integration issues related to United's acquisition of US Airways Group, Inc.  On November 6, the AFA rejected a proposal from United on the tentative format for agreeing both on the pay adjustment and the pending acquisition.  The Company does not anticipate any AFA action that would inconvenience its customers or disrupt schedules and will take appropriate steps should such action occur.

US AIRWAYS ACQUISITION

          On May 24, 2000, UAL announced that it had entered into a definitive merger agreement with US Airways Group, Inc. ("US Airways") pursuant to which US Airways will be acquired by UAL in an all-cash transaction valued at $4.3 billion.   Additionally, UAL will assume approximately $1.5 billion in US Airways debt and $5.8 billion in aircraft operating leases.  On October 12, 2000, the stockholders of US Airways approved the merger.  The transaction, which the Company anticipates closing in the first quarter of 2001, is still subject to regulatory clearance and other customary closing conditions.  Definitive financing arrangements have not yet been determined although UAL expects to incur additional indebtedness to finance the acquisition.

          Subject to regulatory approval of the transaction and the successful outcome of negotiations with local authorities, the Company has announced its plans to expand US Airways' maintenance facility in Pittsburgh at a total cost of $160 million.  Additionally, the Company recognizes that it will incur significant costs associated with the integration of US Airways in order to achieve the anticipated benefits to both the Company and the millions of passengers and hundreds of communities served by United throughout the United States and that it may encounter difficulties in achieving these benefits.  The Company expects that the new network will make traveling more convenient for passengers, connecting US Airways' eastern U.S. markets with United's east-west and international markets.  As part of the agreement with US Airways, UAL generally has agreed to pay US Airways a $50 million termination fee in the event the merger does not take place.

NEW ACCOUNTING PRONOUNCEMENTS

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

          The effective date of SFAS No. 133 has been delayed one year, to fiscal years beginning after June 15, 2000.  The Company plans on adopting SFAS No. 133 in the first quarter of 2001.  United is in the process of reviewing its various contracts to determine which contracts meet the requirements of SFAS No. 133 and would need to be reflected as derivatives under the standard and accounted for at fair value.  In accordance with the provisions of SFAS No. 133, United will recognize a charge for the cumulative effect of a change in accounting principle in the first quarter of 2001, to reflect application of the accounting method to prior years.  Based on current assumptions, the Company estimates this charge to be insignificant.  However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income in future periods.

SUBSEQUENT EVENTS

          GetThere.com is a leading provider of internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers.  During 1998 and 1999, United invested approximately $51 million in GetThere.com resulting in a 28% minority interest in GetThere.com consisting of common stock, warrants and options.  United accounts for its investment in GetThere.com using the equity method of accounting.

          On August 28, 2000, Sabre Holdings Corporation announced its intentions to acquire GetThere.com in an all cash tender offer for any or all outstanding shares of GetThere.com common stock at $17.75 per share.  The tender offer commenced September 11 and expired on October 6, 2000.  Accordingly, after converting its options and warrants, United tendered all of its shares in GetThere.com for net proceeds of $147 million, resulting in a pre-tax gain of approximately $109 million ($69 million, net of tax).  This transaction will be recorded in the fourth quarter.

E-COMMERCE AND MILEAGE PLUS

          In October 2000, UAL announced the formation of United NewVentures, Inc., a wholly owned subsidiary which will create businesses to provide innovative solutions for its customers, strengthen United's airline business and create incremental value for UAL's shareholders.  The subsidiary will employ about 100 people, primarily from United's former e-commerce division and will consist of two divisions, United NetWorks and United NetVentures.

          United NetWorks will focus on United-branded e-commerce and wireless activities, including the recently redesigned united.com web site, as well as taking responsibility for the marketing side of Mileage Plus sale of miles to third parties.  Revenue from third-party mileage sales reached $340 million during the first nine months of 2000, compared to $289 million in 1999, as adjusted for the change in accounting principle.   Gross air bookings on united.com in the first nine months of 2000 grew 59% from the same period last year.  Total passenger revenue from sales over the Internet reached $173 million in the third quarter compared to $109 million in the same period of 1999.

          United NetVentures will manage United's investments in other Internet ventures, including two new airline-backed web sites, Orbitz and Hotwire, and identify new business opportunities in e-commerce.

OUTLOOK FOURTH QUARTER

          The Company expects that reduced capacity levels, effected to address the operational difficulties, will continue to impact revenue performance in the fourth quarter.  Additionally, many of the factors which negatively affected performance in the third quarter could continue.  Unit costs are expected to increase 17%, based on an average fuel price of 92 cents per gallon.   Excluding fuel, unit costs are expected to rise 11%.  The increase reflects lower-than-planned capacity levels as a result of the schedule adjustments, as well as wage increases associated with the new pilot contract and the expected impact of the other labor agreements currently in negotiation.  Combined, these factors point to a likely loss in the fourth quarter.

          Information included in the above "Outlook for Fourth Quarter" and "US Airways Acquisition" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.   Some factors that could significantly impact revenues, expenses, unit costs, and the results and benefits of the pending merger between United and US Airways include, without limitation, the airline pricing environment; industry capacity decisions; competitors' route decisions; obtaining regulatory approvals for the United and US Airways merger; successfully integrating the businesses of United and US Airways; costs related to the United and US Airways merger; achieving cost-cutting synergies resulting from the United and US Airways merger; labor integration issues; the success of the Company's cost-control efforts; the cost of crude oil and jet fuel; the success of fuel hedging strategies; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the success of customer win-back strategies; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; willingness of customers to travel; foreign currency exchange rate fluctuations; the stability of the U.S. economy; inflation; the economic environment of the airline industry and the economic environment in general .

          Investors should not place undue reliance on the forward-looking information contained herein, which speaks only as of the date of this filing.  United disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 1999.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 131	106.83	$ (1)
- Sold forwards	$ 64	108.34	$ -
Hong Kong Dollar - Sold forwards	$ 19	7.81	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (5)
Euro - Purchased forwards	$ 140	1.30	$ (12)

Currency options
Japanese Yen - Purchased put options	$ 140	102.28	$ 7
Australian Dollar - Purchased put options	$ 34	0.62	$ 4
British Pound - Purchased put options	$ 16	1.55	$ 1
Euro - Purchased put options	$ 26	0.99	$ 3
Correlation Basket Option - Sold	$ 216	N/A	$ -

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call contracts - Crude oil	$ 343	$ 22.14/bbl	$ 108

*Estimated fair values represent the amount United would pay/receive on September 30, 2000 to terminate the contracts.

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

Dated:  November 13, 2000