Form 10-K
UNITED AIR LINES INC
filed 2001-03-16
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                to

Commission File No. 1-6033

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

Securities registered pursuant to Section  12 (g) of the Act:

   NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of common stock outstanding as of February 28, 2001 was 205. The Registrant is a wholly-owned subsidiary of UAL Corporation, and there is no market for the Registrant's common stock.

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

         United is the principal subsidiary of UAL Corporation, a Delaware corporation ("UAL"), and  is wholly owned by UAL.  United accounted for virtually all of UAL's revenues and expenses in 2000.  United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the United States and abroad.

Airline Operations

         During 2000, United carried, on average, more than 231,000 passengers per day and flew more than 126 billion revenue passenger miles.  It is the world's largest airline as measured by revenue passenger miles flown, providing passenger service in 28 countries.  United's network, supplemented with strategic airline alliances, provides comprehensive transportation service within its North America segment and to international destinations within its Pacific, Atlantic, and Latin America segments.  Operating revenues attributed to United's North America segment were $13.1 billion in 2000, $12.5 billion in 1999 and $12.0 billion in 1998.  Operating revenues attributed to United's international segments were $6.2 billion in 2000, $5.5 billion in 1999 and $5.5 billion in 1998.

         North America.  United operates hubs in Chicago, Denver, Los Angeles, San Francisco and Washington Dulles and has the most extensive U.S. route system of any airline, ranking first in capacity share in all of its U.S. hubs.  Within the North America segment, United also operates United Shuttle®, which is designed to provide high-frequency air service in competitive markets, as well as critical traffic feed to United's mainline operations.  United Shuttle is principally concentrated on the West Coast and in Denver.  United Shuttle offers approximately 455 daily flights on 30 routes among 23 cities in the western U.S.  United's North America operations accounted for 67.7% of United's revenues in 2000.

         Pacific.  Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Hong Kong, Seoul, Shanghai and Singapore.  United also provides nonstop service between Hong Kong and each of Chicago, Los Angeles, San Francisco, and Singapore; between San Francisco and each of Beijing, Osaka, Seoul, Shanghai, Sydney and Taipei; and between Los Angeles and each of Auckland, Melbourne and Sydney.

         In November 2000, United received authority to fly two additional frequencies to China.  The new authority allows United to operate daily service between San Francisco and Shanghai.  Additionally, United plans to resume around-the-world service in April 2001, adding service between Delhi and each of London and Hong Kong.  Also during April 2001, United plans to add nonstop service between New York and Hong Kong.

         The air services agreement between the U.S. and Japan provides an unlimited number of frequencies to United and certain other carriers.  United also holds significant traffic rights beyond Japan.  These rights will allow United to add service from Japan to other Asian points as regulatory, competitive and economic conditions warrant.

         In 2000, United was the leading U.S carrier in the Pacific in terms of transpacific available seat miles and the most flights available.  United's Pacific operations accounted for 16.4% of United's revenues in 2000.

         Atlantic.  During 2000, Washington-Dulles served as United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Milan, Munich, and Paris.  Chicago has become United's secondary European gateway, offering nonstop service in 2000 to each of Dusseldorf, Frankfurt, London and Paris.  United also provides nonstop service between: London and Boston, Los Angeles, Newark, New York and San Francisco; Paris and each of Los Angeles and San Francisco; and between Frankfurt and San Francisco.

         In February 2001, United inaugurated nonstop service between Chicago and Amsterdam.  In April 2001, United plans to discontinue service between London and each of Amsterdam and Brussels, concurrent with the resumption of service between London and Delhi.  In June 2001, United plans to add seasonal service between Denver and Frankfurt.  In 2000, United's Atlantic operations accounted for 11.7% of United's operating revenues.

         Latin America.  During 2000, United's primary gateway to Latin America was Miami, providing passenger service between Miami and each of Buenos Aires, Caracas, Montevideo, Rio de Janeiro, Santiago and Sao Paolo.  United also provided service between Los Angeles and each of Guatemala City, Mexico City, and San Salvador; between New York and each of Buenos Aires, Sao Paolo, and San Juan; between Chicago and each of Aruba, Buenos Aires, Mexico City, San Juan, St. Thomas, and Sao Paolo; between Mexico City and each of San Francisco and Washington Dulles; and between Washington-Dulles and St. Thomas.  United also provides service between San Jose, Costa Rica and each of Mexico City and Guatemala City.

         The newly amended air services agreement between the U.S. and Argentina provides for additional capacity in the U.S.-Argentina market and enables United to operate any size aircraft on any or all of its 21 weekly flights to Argentina without restriction.  Prior to this amendment, United and American Airlines were the only U.S. passenger carriers operating between the U.S. and Argentina.  Under the new agreement, Delta and Continental have each been awarded access to Argentina and will respectively commence daily service in April and December 2001.  In 2000, United's Latin America operations accounted for 4.2% of United's revenues.

         Financial information relative to the Company's operating segments can be found in Note 14 in the Notes to Consolidated Financial Statements in this Form 10-K.

         US Airways Acquisition.  During 2000, UAL announced plans to acquire US Airways Group, Inc. in an all-cash transaction for $4.3 billion.  The Company expects that the new network created by the acquisition will make travel more convenient for passengers, connecting US Airways eastern U.S. markets with United's extensive east-west and international networks, and create the nation's most comprehensive airline network.  This transaction, which the Company anticipates closing in the second quarter of 2001, is still subject to regulatory clearance and other customary closing conditions.

         In addition, UAL and AMR Corporation announced in January 2001 the approval of a binding memorandum of understanding, under which American Airlines will provide competitive service on key hub-to-hub routes where United and US Airways currently are the only competitors with non-stop flights.  In addition, UAL will transfer assets that would have been surplus to the needs of the combined United/US Airways operations, consisting of gates, slots and up to 86 aircraft.  AMR will pay UAL approximately $1.2 billion in cash for this transaction and assume certain US Airways obligations.

         For more information on the US Airways acquisition, see "US Airways Acquisition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         United Cargo®. United Cargo generated over $900 million in freight and mail revenue.  As a part of United's decision to retire its remaining DC-10 passenger aircraft, United Cargo discontinued its international freighter operation on December 24, 2000.  With United's growing fleet of cargo-friendly widebody aircraft, however, it is expected that revenues will continue to increase through time-sensitive delivery services, e-commerce initiatives and customer loyalty programs.

         United Cargo's premium international time-definite service, TD.Guaranteed, was expanded to more U.S. destinations with intra-U.S. connections, which more than doubled TD.Guaranteed revenue since the product was introduced in 1999.  In addition, another time-sensitive product, United Sameday, was introduced in 2000 for the small package, door-to-door delivery service, which may be booked via a toll-free number or the Internet (www.unitedsameday.com).

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

         United's results of operations are significantly affected by the price and availability of jet fuel.  It is estimated that, absent hedging, every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $31 million in United's annual fuel costs.  United's average price per gallon of jet fuel in 2000 increased 40%, as compared to the previous year.  However, the average price of spot jet fuel in the U.S. Gulf Coast increased 71% during that same period.  United's price in 2000 was mitigated by a fuel hedging program that was primarily an options-based strategy, through which the upside was retained while the downside was eliminated.

         Insurance.  United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability, property damage liability, and physical damage insurance on United's aircraft and property.

Marketing Strategy

         Besides offering convenient scheduling throughout its domestic and international segments, United seeks to attract high yield customers and create customer preference by providing a comprehensive network, an attractive frequent-flyer program, and enhanced service initiatives.

         Alliances.  United has formed bilateral alliances with other airlines to provide its customers more choices and to participate worldwide in markets that it cannot serve directly for commercial or governmental reasons.  An alliance is a collaborative marketing arrangement between carriers, which can include joint frequent flyer participation, code-sharing of flight operations, coordination of reservations, baggage handling, and flight schedules, and other resource sharing activities.  "Code-sharing" is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier.  Through an alliance, carriers can provide their customers a seamless global travel network under their own airline code.   United now participates in a multilateral alliance, the Star Alliance™.

         The Star Alliance is an integrated worldwide transport network, which provides customers with global recognition and a wide range of other benefits.  Collectively, the Star Alliance carriers served more than 815 destinations in over 130 countries during 2000.  The Star Alliance enables its member carriers to more effectively compete with other worldwide alliances.  Founded in 1997 by United and five other carriers, the Star Alliance has grown to fifteen carriers.  Besides United, the Star Alliance includes:  Air Canada, Air New Zealand, All Nippon Airways, Ansett Australia, Austrian Airlines, British Midland, Lauda Air, Lufthansa, Mexicana, SAS, Singapore Airways, Thai International Airways, Tyrolean and Varig.  United currently holds bilateral immunity with Air Canada and integrated antitrust immunity with Lufthansa, SAS, and the Austrian Group.

         United has also formed independent alliances with other air carriers.  Current agreements exist between United and each of Aeromar, ALM Antillean, Aloha, BWIA, Cayman Airways, Continental Connection, Emirates, Saudi Arabian Airlines, and Spanair.

         In addition, United has a marketing program in North America known as United Express®, under which independent regional carriers, utilizing turboprop equipment and regional jets, feed United's major airports and international gateways.  The carriers in the United Express program serve small and medium-sized cities in the U.S., linking those cities to United's hubs.  United Express carriers include Air Wisconsin Airlines Corporation, Atlantic Coast Airlines, Great Lakes Aviation and Sky West Airlines.  Effective May 1, 2001, Great Lakes Aviation will no longer be a United Express carrier, but will continue its relationship with United as an alliance carrier.

         Mileage Plus®.  United established the frequent flyer program to develop and retain passenger loyalty by offering awards and services to frequent travelers.  Over 40 million members have enrolled in Mileage Plus since it was started in 1981.  Mileage Plus members earn mileage credit for flights on United, United Shuttle, United Express, the Star Alliance carriers and certain other airlines which participate in the program.  Miles can also be earned by utilizing the goods and services of non-airline program participants, such as hotels, car rental companies, bank credit card issuers, and a variety of other businesses.  Mileage credits can be redeemed for free, discounted or upgrade travel awards on United and other participating airlines, or, to a limited extent, other travel and non-travel industry awards.

         Travel awards can be redeemed at the "Standard" level for any unsold seat on any United flight to every destination served by United.  Redemption at the "Saver" award level, however, is restricted with blackout dates and capacity controlled inventory, thereby limiting the use of Saver awards on certain flights.

         When a travel award level is attained, liability is recorded for the incremental costs of providing travel, based on expected redemptions.  United's incremental costs include the additional costs of providing service to the award recipient, such as fuel, meal, personnel and ticketing costs, for what would otherwise be a vacant seat.  The incremental costs do not include any contribution to overhead or profit.  For mileage sold to other program participants prior to January 1, 2000, revenue was recognized when the miles were sold.  Beginning January 1, 2000, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided. (See Item 8, Note 1(i) "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.)

         At December 31, 2000, the estimated number of outstanding awards was approximately 10.8 million, as compared with 7.0 million at the end of the prior year.  United estimates that 8.9 million of such awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $564 million, which includes the deferred revenue from the sale of miles to program participants.  Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because:  (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

         In 2000, 1.97 million Mileage Plus travel awards were used on United.  This number represents the number of awards for which travel was actually provided in 2000 and not the number of seats that were allocated to award travel.  In 1999, 2.24 million awards were used, while 2.13 million awards were used in 1998.  Such awards represented 7.2% of United's total revenue passenger miles in 2000, 8.7% in 1999, and 8.6% in 1998.  Passenger preference for Saver awards, which have inventory controls, keep displacement of revenue passengers at a minimum.  Travel award seats flown on United represent 72% of the total awards issued, of which 87% are used for travel within the U.S. and Canada.  In addition to the awards issued for travel on United, approximately 10% of the total awards issued are used for travel on partner airlines.

         Economy Plus®.  In late 1999, United announced Economy Plus, which is a reconfiguration of the first six to eleven rows of the United Economy cabins on aircraft serving the North America market.  This reconfigured area provides four to five additional inches of legroom for United's Premier® frequent-flyers and full-fare United Economy customers, many of whom often travel in the United Economy cabin.  United was the first U.S. airline to offer additional legroom on its North America flights and completed the seat reconfiguration in early 2000.

         In early 2001, United announced that it is reconfiguring its fleet of three-cabin international aircraft to create Economy Plus seating.  In doing so, United becomes the first U.S. airline to offer premium seating area in the front of its economy cabin on both its North America and international flights.  United also unveiled plans to enhance United Business class throughout its international fleet to offer customers an additional seven inches of legroom.

         Distribution Channels.  The overwhelming majority of United's airline inventory continues to be distributed through the traditional channels of travel agencies and computer reservation systems (CRS).  United uses the Apollo reservation system, which is hosted by Galileo International, a CRS in which United holds approximately a 15% equity interest.  The hosting agreement with Galileo continues through 2004.

         Electronic Commerce.  Consumers are increasingly turning to online avenues to meet their travel needs.  United is using e-commerce capabilities to strengthen and enhance its market position, attract new customer segments, and reduce the overall costs of booking transportation.  Additionally, United is utilizing e-commerce capabilities in initiatives addressing opportunities in the areas of cargo, process improvement and customer connectivity.

         On October 3, 2000, UAL formed United NewVentures, a new subsidiary to provide innovative solutions for its customers, to strengthen United's airline business and to create incremental value for UAL Corporation's stockholders.  United NewVentures, Inc. is a wholly owned subsidiary of UAL and a sister company to United.

         United NewVentures currently has two divisions, United NetVentures and United NetWorks.  United NetWorks incorporates the E-Commerce Division created in January, 2000.  The focus of United NetVentures is business development of non-United branded businesses, enhancing United's e-commerce partnerships and identifying new e-commerce opportunities with strategic partners.  United's involvement in projects such as Orbitz, Hotwire and Cordiem, a business-to-business Internet exchange, are managed by United NetVentures.

         United NetWorks is responsible for all United-branded e-commerce activities, such as strategy, operations, planning, and support of united.com, the airline's web site, as well as wireless initiatives, such as proactive customer notification of flight information.  United NetWorks is also responsible for the Mileage Plus non-airline relationships, which currently include over ninety partners among car rental, hotel, telecommunications, shopping, dining and financial services companies.

         Our United Commitmentsm.  To renew its commitment to improve key areas of customer satisfaction and as part of an industry-wide, voluntary initiative, United implemented a comprehensive customer service plan, Our United Commitment, in late 1999 and fully deployed it in 2000.  Our United Commitment addresses issues identified by United's frequent flyer customers as being most important to them, such as improved communication, increased information throughout the travel experience, more efficient baggage handling and greater responsiveness to customer inquiries.

         On February 13, 2001, the Inspector General of the U.S. Department of Transportation released its full-year report on the effectiveness of the airline industry's voluntary initiatives.  Although the report found that progress had been made in some areas, it stressed that the industry continues to fall short in notifying passengers about flight delays and cancellations.  The report is based on a review of the voluntary programs of 17 carriers, including United.

         Over the past year, United introduced new services aimed at helping customers avoid delays, keeping customers informed when delays and cancellations occur, and minimizing the impact of cancellations and delays upon customers.  Examples of such new services include:

--Deploying an industry-leading proactive flight paging system;

--Installing United EasyCheck-Insm kiosks, allowing customers with E-tickets to bypass airport lines and check themselves in;

--Deploying state-of-the-art mobile "chariot" workstations in all hub airports, providing additional passenger check-in stations;

--Installing the United EasyInfosm digital electronic information display systems, which give real-time information; and

--Launching the customer advocate center, which proactively accommodates customers in anticipation of irregular operations.

         While the report identified where the airlines have been lacking, United received praise for measures that went beyond actions required by Our United Commitment.  The report stated that initiatives such as more legroom between seats, expansion of overhead baggage compartments and providing chariots to reduce lines were additional efforts to make the travel experience better.  Additionally, United was one of only three airlines to incorporate its customer service plan into its contract of carriage.

Industry Conditions

         Operating Environment.  The air travel business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.  Operating results for the Company are generally better in the second and third quarters.  In addition to weather conditions, air traffic control limitations and concerted employee job actions may from time-to-time cause disruptions in operations.

         Competition.  The airline industry is highly competitive.  In domestic markets, new and existing carriers are free to initiate service on any route.  United's domestic competitors include all of the other major U.S. airlines as well as regional carriers, some of which have lower cost structures than United.

         In its international service, United competes not only with U.S. carriers but also with foreign carriers, including national flag carriers, which in certain instances enjoy forms of governmental support not available to U.S. carriers.  Competition on certain international routes is subject to varying degrees of governmental regulations (see "Government Regulation").  United has advantages over foreign air carriers in the U.S. because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S.  United experiences comparable restrictions in foreign countries.

         In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments.  To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to provide traffic feed to each other's flights.  (See "Marketing Strategy - Alliances")

Government Regulation

         General.  All carriers engaged in air transportation in the U.S. are subject to regulation by the U.S. Department of Transportation ("DOT").  The DOT has authority to: issue certificates of public convenience and necessity for domestic air transportation and, through the Federal Aviation Administration ("FAA"), air-carrier operating certificates; authorize the provision of foreign air transportation by U.S. carriers; prohibit unjust discrimination; prescribe forms of accounts and require reports from air carriers; regulate methods of competition, including the provision and use of computerized reservation systems; and administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals.  United holds certificates of public convenience and necessity, as well as air-carrier operating certificates, and therefore is subject to DOT regulations.  The FAA also administers the U.S. air traffic control system and oversees aviation safety issues.

         United's operations require licenses issued by the aviation authorities of the foreign countries that United serves.  Foreign aviation authorities may from time to time impose a greater degree of economic regulation than exists with respect to United's North America operations.  United's ability to serve some international markets and its expansion into many of these markets are presently restricted by a lack of aviation agreements to allow such service or, in some cases, by the restrictive terms of such agreements.

         In connection with its international services, United is required to make regular filings with the DOT and to observe tariffs establishing the fares charged and the rules governing the transportation provided.  In certain cases, fares and schedules require the approval of the relevant foreign governments.  Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements between the U.S. and other governments, and could diminish the value of United's international route authority.  United's operating rights under the air services agreements might not be preserved in such cases.

         Airport Access.  Historically, take-off and landing rights ("slots") at Chicago O'Hare International, New York John F. Kennedy International, New York LaGuardia and Washington Reagan National airports have been limited by the "high density traffic rule."  Under this rule, slots may be bought, sold or traded.  In April 2000, the U.S. President signed the Wendell H. Ford Investment and Reform Act for the 21st Century ("AIR 21") which includes a phase-out of slots at Chicago's O'Hare International Airport and New York's LaGuardia and JFK airports.  Starting in May 2000, AIR 21 has allowed carriers to operate foreign air service at Chicago O'Hare without slots, thereby eliminating the government's need to withdraw slots from incumbent carriers.

         As part of the phase-out of the high density traffic rule, slot exemptions were made available for new entrants, as well as for carriers providing service to small- to medium-sized and non-hub airports.  This exemption, however, led to a significant increase of flights into and out of LaGuardia that far exceeded that airport's capacity.  As a result, all carriers operating at LaGuardia, including United, incurred a significant number of delays and cancellations during 2000.

         To reduce the resulting traffic congestion problems, the FAA implemented a slot lottery system for determining the additional carriers that may operate from LaGuardia.  The lottery system is currently in effect and has substantially reduced delays and cancellations.  The slot lottery was designed as a temporary remedy; the FAA is currently considering a number of capacity management alternatives at LaGuardia for long-term improvement, including making slot lotteries permanent.

         AIR 21 also provides that nearly $40 billion from the U.S. Aviation Trust Fund is to be invested in aviation facilities, equipment and training, examples of which could be radar modernization, airport construction projects, and the hiring and training of air traffic controllers.

         Across the Atlantic, the Commission of the European Union ("EU") has proposed a regulation that would, if enacted, dramatically alter the manner in which airport slots are held and allocated.  The centerpiece of the proposal is that a slot at major airports would have a life-span of only ten years, at which time it would automatically revert to the airport slot controller.  The proposal has been met with fierce opposition from airlines.  The Commission will likely re-evaluate its original proposal and consider a milder form of slot reform.

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

         The Air Transport Association ("ATA"), an industry organization to which United belongs, and the Department of Defense ("DoD") have signed a memorandum of understanding, establishing procedures for auditing international code-share partners that carry DoD personnel.  Based on the DOT/FAA Safety Program Guidelines issued to all U.S. carriers, United has also established a safety review plan for Star Alliance and code-share airlines.  Audits are conducted on both prospective and existing code-share partners.  The FAA reviews audit reports and makes code-share approval recommendations to the DOT.

         Passenger Rights Legislation.  Following the February 2001 report of the DOT Inspector General, several pieces of legislation were introduced by members of the U.S. Congress to implement a variety of changes in the airline industry, such as: requiring airlines to disclose all available fares; allowing consumers to purchase any published fare from an airline or a travel agent; requiring airlines to disclose the number of seats available for frequent flyer travelers; and granting authority to the DOT to intervene and roll back fares in certain markets.

         In 2000, the EU's transport commissioner proposed two legislative alternatives for limiting airlines' use of overbooking as a revenue management device.  The first alternative would distinguish between an intention to fly and a confirmed booking.  If the passenger has only indicated an intention to fly, the passenger would be allowed to cancel without penalty and the airline would be allowed to give away the seat.  For a confirmed booking, however, an airline would have no choice but to provide a seat for a passenger with a confirmed booking.  The second alternative under consideration is to limit an airline's ability to overbook.  The limitation would be combined with efforts to encourage airlines to stage auctions where the carrier improves its compensation offer until someone is tempted to surrender his or her seat.

         It is not clear what form that any of the U.S. or European legislation might ultimately take.

         Privacy Laws.  An initiative of significant impact within the EU and elsewhere is the introduction of privacy standards that apply to companies transmitting private information from the EU to countries abroad.  To comply with the privacy directives, the U.S. Commerce Department and the EU Commission have agreed to safe harbor principles.  Although the safe harbor principles are voluntary at this point, United plans to comply with them.  In mid-2001, the U.S. Commerce Department and the EU Commission will review the status of voluntary compliance.

         Canada, Argentina and Australia have enacted new privacy laws covering the collection and disclosure of personally identifiable information.  These laws have either gone into force or will go into force later this year, and may have an impact on the way United collects and transmits personal identifiable information in these jurisdictions.

         Environmental Regulations.  United operates a number of underground and above-ground storage tanks throughout its system.  They are used for the storage of fuels and deicing fluids.  United has been identified as a Potentially Responsible Party in some state and federal recovery actions involving soil and ground water contamination.  The Company has been working with the relevant government agencies to resolve the issues and believes they will be resolved without material adverse effect on the Company.

Employees - Labor Matters

         At December 31, 2000, the Company and its subsidiaries had more than 102,000 employees.  Approximately 80 % of United's employees are represented by various labor organizations.

         Collective bargaining agreements are negotiated under the Railway Labor Act, which governs labor relations in the transportation industry, and typically do not contain an expiration date.  Instead, they specify a date called the amendable date, by which either party may notify the other of its desire to amend the agreement.  Upon reaching the amendable date, the contract is considered "open for amendment."  Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement.  Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date.

         Contracts remain in effect while new agreements are negotiated.  During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.  Recent operating disruptions suggest, however, that some members of the negotiating employee group may engage in activities designed to "slow down" the airline.  These slowdown tactics may involve refusal to work overtime, increased sick leave usage and other disruptive behavior that could have an adverse impact on operations.

         United's collective bargaining agreements with the International Association of Machinists and Aerospace Workers ("IAM") became amendable on July 12, 2000.  United is currently in negotiations with the IAM, under the auspices of the National Mediation Board ("NMB").  Under the law, the parties are not allowed to resort to self-help, such as strikes or lock-outs, until they are released from mediation by the NMB, and then only after a 30 day cooling-off period.  However, the NMB can request the U.S. president to create a Presidential Emergency Board, the creation of which imposes an additional 60-day bar against self-help remedies.  If the parties fail to reach a resolution by the end of the 60 days, the U.S. Congress can impose a settlement.  The Company cannot predict when the current negotiations will be resolved.  For additional information on the status of negotiations, see "Labor Agreements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups in the U.S., as of December 31, 2000, are as follows:

	Number of		Contract Open
Employee Group	Employees	Union	for Amendment
Pilots	10,045	ALPA	Sept. 1, 2004
Flight Attendants	24,199	AFA	March 1, 2006*
Mechanics/Ramp	15,706	IAM	July 12, 2000
Passenger Service	31,606	IAM	July 12, 2000

* The collective bargaining agreement between the Company and the AFA provides for mid-term wage adjustments.

ITEM 2.  PROPERTIES.

Flight Equipment

         As of December 31, 2000, United's operating aircraft fleet totaled 604 jet aircraft, of which 289 were owned and 315 were leased.  These aircraft are listed below:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased*	Total	Age (Years)

A319-100	120	14	18	32	2
A320-200	138	19	49	68	4
B727-200	141	67	8	75	22
B737-200	103	24	0	24	22
B737-300	120	10	91	101	12
B737-500	104	27	30	57	9
B747-400	368	23	21	44	6
B757-200	182	41	57	98	9
B767-200	168	19	0	19	18
B767-300	219	15	20	35	6
B777-200	288	30	18	48	3
DC10-30	298	0	3	3	23

TOTAL OPERATING		289	315	604	10
FLEET

  *  United's aircraft leases have initial terms of 10 to 26 years, and expiration dates range from 2001 through 2020.  Under the terms of all leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, at fair market value or a percentage of cost.

           As of December 31, 2000, 110 of the 289 aircraft owned by United were encumbered under debt agreements.

         On February 1, 2001, United exercised options to acquire 15 additional aircraft.  The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 2000, plus the additional 15 aircraft:

Aircraft Type	Number	To Be Delivered	Delivery Rate

A319-100	44	2001-2003	0-2 per month
A320-200	48	2001-2003	0-2 per month
B767-300	2	2001
B777-200	13	2001-2002	0-1 per month

Total	107

Ground Facilities and Equipment

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

         At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 52 gates and more than one million square feet of exclusive or preferential use terminal building space.  United's flight training center, located in the City and County of Denver, can accommodate 36 flight simulators and more than 90 computer-based training stations.

         In connection with the Company's planned acquisition of US Airways, the Company has announce plans to invest up to $160 million in constructing a 300,000 to 360,000 square foot maintenance complex in Pittsburgh.  The Commonwealth of Pennsylvania and Allegheny County have proposed to provide $60 million in incentive assistance based, in part, on a job retention program.

ITEM 3.  LEGAL PROCEEDINGS.

1.      Frank, et al. v. United; EEOC v. United

         As previously reported in our Form 10-Q for the quarter ended September 30, 2000, a class action lawsuit against United was filed February 7, 1992 in federal district court in California, alleging that United's former flight attendant weight program, in effect from 1989 to 1994, unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief.  On April 29, 1994, the class was certified as to the sex and age claims.  Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United.  Following an appeal to the Court of Appeals for the Ninth Circuit, a three judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling and held that United's former weight program violated the law.  The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination.  In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings.  United's petition for en banc review by an 11-judge panel was denied on August 11, 2000.  On December 8, 2000, United petitioned for a review of the Ninth Circuit decision by the U.S. Supreme Court, but that petition was denied on March 5, 2001.  In accordance with the appellate court ruling, the case will go back to the district court for further proceedings with respect to the age discrimination claims and for a determination of damages with respect to the sex discrimination claims.

2.     United v. Mesa Airlines, Inc. and WestAir Commuter Airlines, Inc.

         As previously reported in our Form 10-Q for the quarter ended September 30, 2000, United sued Mesa Airlines, Inc. and its subsidiary, WestAir Commuter Airlines, Inc., on June 23, 1997, in the U.S. District Court for the Northern District of Illinois, seeking an order declaring that United had the right to make certain market adjustments in markets served by WestAir's United Express service in California.  On January 22, 1998, United notified Mesa that it was terminating Mesa's United Express contract and United amended its complaint to add claims against Mesa for failure to fly and for monetary damages.  Mesa and WestAir filed claims against United alleging, among other things, wrongful termination of their contract and fraud, and seeking monetary damages.  On July 5, 2000, the Seventh Circuit Court of Appeals affirmed the dismissal of Mesa's tort claims, including its claim alleging fraud on the ground that those claims are preempted by the Airline Deregulation Act.  Mesa filed a petition for certiorari with the U.S. Supreme Court.  That petition was denied, ending the appeals process for the tort claims.  On March 5, 2001, the parties agreed to a settlement and have since dismissed the remaining claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

                     STOCKHOLDER MATTERS.

         United is a wholly owned subsidiary of UAL.

Item 6.   Selected Financial Data and Operating Statistics

(In Millions, Except Rates)	Year Ended December 31
	2000	1999	1998	1997	1996
Income Statement Data:
Operating revenues	$ 19,331	$ 17,967	$ 17,518	$ 17,335	$ 16,317
Earnings before extraordinary item
and cumulative effect	267	1,207	803	941	601
Net earnings	52	1,204	803	932	534

Pro Forma Income Statement Data[1]:
Earnings before extraordinary item	na	$ 1,178	$ 756	$ 914	$ 554
Net earnings	na	1,175	756	905	487

Other Information:
Total assets at year-end	$ 25,069	$ 21,543	$ 18,830	$ 15,768	$ 12,901
Long-term debt and capital lease
obligations, including current portion,
and redeemable preferred stock	7,594	5,455	5,373	4,259	3,309

Revenue passengers	85	87	87	84	82
Revenue passenger miles	126,933	125,465	124,609	121,426	116,697
Available seat miles	175,485	176,686	174,008	169,110	162,843
Passenger load factor	72.3%	71.0%	71.6%	71.8%	71.7%
Breakeven passenger load factor	69.4%	64.9%	64.9%	66.0%	66.0%
Passenger revenue per passenger mile (cents)	13.3	12.5	12.4	12.6	12.4
Operating revenue per available seat mile (cents)	11.0	10.2	10.1	10.3	10.0
Operating expense per available seat mile (cents)	10.6	9.4	9.2	9.5	9.3
Fuel gallons consumed	3,101	3,065	3,029	2,964	2,883
Average price per gallon of jet fuel (cents)	81.0	57.9	59.0	69.5	72.2

1 The pro forma income statement amounts reflect adjustments to the historical income statement data assuming the Company had adopted the provisions of Staff Accounting Bulletin 101 ("SAB 101") in prior periods.  (See Note 1i "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.)

Item 7.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations

    This section contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified with an asterisk (*).  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10K.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2001."

US Airways Acquisition

         On May 24, 2000, UAL announced that it had entered into a definitive merger agreement with US Airways Group, Inc. ("US Airways") pursuant to which US Airways will be acquired by UAL in an all-cash transaction for $4.3 billion.   Additionally, UAL will assume approximately $1.7 billion in US Airways net debt and $6.3 billion in operating leases.  On October 12, 2000, the stockholders of US Airways approved the merger.  The transaction, which the Company anticipates closing in the second quarter of 2001, is still subject to regulatory clearance and other customary closing conditions.  Definitive financing arrangements have not yet been determined although UAL expects to incur approximately $4.5 billion in additional indebtedness, some or all of which may be incurred by United, through a combination of bank and public financing, to cover the cost of the acquisition as well as additional costs related to the integration of the airlines.  Following consummation of the transaction, the operations of US Airways will be integrated with those of United, although, in the near term, US Airways will remain as a separate subsidiary of UAL, not owned by United.

         Subject to regulatory approval of the transaction and the successful outcome of negotiations with local authorities, the Company announced its intentions to expand US Airways' maintenance facility in Pittsburgh at a total projected cost of $160 million.  Additionally, the Company recognizes that it will incur significant costs associated with the integration of US Airways in order to achieve the anticipated benefits to both the Company and the millions of passengers and hundreds of communities served by United throughout the United States.  The Company expects that the new network will make traveling more convenient for passengers, connecting US Airways' eastern U.S. markets with United's east-west and international markets, thereby creating the nation's most comprehensive airline network.  However, the Company recognizes that it may encounter difficulties in achieving these significant benefits.  As part of the agreement with US Airways, UAL generally has agreed to pay US Airways a $50 million termination fee in the event the merger does not take place.

         In addition, UAL and US Airways entered into a binding memorandum of understanding with Robert Johnson, a member of the US Airways Group Board of Directors, under which Mr. Johnson would buy certain of US Airways' assets and create a new airline, to be called DC Air, which would compete on numerous routes currently served by US Airways in the Washington D.C. area.

         In a transaction designed to enhance the competitive benefits of the proposed merger with US Airways and address regulatory concerns, UAL and AMR Corporation ("AMR") on January 9, 2001 announced the approval of a binding memorandum of understanding, under which AMR's American Airlines subsidiary ("American") will provide competitive service on key hub-to-hub routes where United and US Airways currently are the only competitors with non-stop flights.  As part of the agreement, American will also enter into a 20-year joint venture with United to jointly provide service on routes currently served by the US Airways Shuttle between New York's LaGuardia Airport, Washington, D.C.'s Reagan National Airport and Boston's Logan Airport.  In addition, United will transfer a number of gates, slots and up to 86 aircraft acquired in its merger with US Airways to American deemed to be surplus to the combined United and US Airways entity.

         AMR will pay UAL up to $1.2 billion in cash for this transaction.  In addition, American will assume certain lease obligations and buy certain spare engines and other parts associated with the aircraft being transferred.  The transaction will provide financial benefits to UAL by reducing the debt requirements related to the acquisition of US Airways.

         On March 2, 2001, UAL announced that it had reached agreement with Atlantic Coast Airlines Holdings, Inc. ("ACAI"), for US Airways to sell its three wholly owned regional airlines to ACAI for an initial purchase price of $200 million.  UAL and ACAI will seek to agree upon the ultimate purchase price over an 18-month period.  If an ultimate purchase price is not agreed as to a carrier, then the transaction as to that carrier is subject to being unwound.  If ACAI is not the ultimate purchaser of at least one of the carriers, they will receive a fee of up to $10 million.  The transaction, which is contingent upon and will occur at the same time as closing of the proposed acquisition of US Airways, is subject to regulatory approvals and to certain termination rights by UAL.  In addition, at closing, the three carriers (Allegheny Airlines, Piedmont Airlines and PSA Airlines) are expected to execute agreements to provide feeder service to the combined United and US Airways network.

Results of Operations

         During 2000, the Company experienced significant operational disruptions, as a result of labor-related delays and cancellations, as well as weather and air traffic control limitations, which adversely affected both revenue and expense performance. The Company attempted to mitigate the impact of these operational difficulties by reducing capacity, particularly in the domestic markets, where most of the problems were concentrated. The Company estimates the revenue shortfall arising from these disruptions and associated schedule reductions and cancellations to be somewhere between $700 and $750 million for the year.

Summary of Results -

         United's earnings from operations were $673 million in 2000, compared to operating earnings of $1.3 billion in 1999.  United's net earnings in 2000 were $52 million, compared to net earnings of $1.2 billion in 1999.

         The 2000 earnings include an extraordinary loss of $6 million, after tax, on early extinguishment of debt and the cumulative effect of a change in accounting principle of $209 million, net of tax.  The 2000 earnings also include an impairment loss of $38 million, net of tax, related to the Company's equity investment in Priceline.com, as well as a gain of $69 million, net of tax, on the sale of its investment in GetThere.com (see Note 5 "Investments" in the Notes to Consolidated Financial Statements).

         The 1999 earnings include an extraordinary loss of $3 million, after tax, on early extinguishment of debt and an after-tax gain of $468 million on the sale of certain of the Company's investments as further described in Note 5 "Investments" in the Notes to Consolidated Financial Statements.

2000 Compared with 1999 -

         Operating Revenues.  Operating revenues increased $1.4 billion (8%) and United's revenue per available seat mile (unit revenue) increased 8% to 11.02 cents.  Passenger revenues increased $1.1 billion (7%) primarily due to a 6% increase in yield to 13.25 cents.  United's revenue passenger miles increased 1%, while available seat miles decreased 1%, resulting in a passenger load factor increase of 1.3 points to 72.3%.  The decrease in available seat miles reflects the Company's response to the operational difficulties as well as the impact of Economy Plus.  The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
North America	(4%)	(3%)	7%
Pacific	10%	11%	7%
Atlantic	6%	6%	8%
Latin America	(10%)	(1%)	4%
System	(1%)	1%	6%

         Cargo revenues increased $25 million (3%) on increased freight ton miles of 3%, as freight yields remained constant and mail yields increased 1%.  Other operating revenues increased $191 million (15%) primarily due to increased fuel sales to third parties and additional revenues from operating agreements with Galileo International, Inc. ("Galileo"), offset by the decrease in other revenues related to the change in accounting for Mileage Plus sale of miles to third parties (see Note 1i "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements).

         Operating Expenses.  Operating expenses increased $2.0 billion (12%) and United's cost per available seat mile increased 13% from 9.41 to 10.63 cents.  Salaries and related costs increased $1.1 billion (19%) due to a new salary program implemented for non-contract employees, the impact of the new ALPA contract, and the estimated costs of IAM contracts which became amendable in July 2000 and are currently under negotiation.  ESOP compensation expense decreased $609 million (81%) as the Company discontinued recording ESOP compensation expense once the final ESOP shares were committed to be released in April 2000.  Aircraft fuel increased $735 million (41%) due to a 40% increase in the cost of fuel to 81.0 cents per gallon.  Commissions decreased $109 million (10%) due to a change in the commission structure implemented in the fourth quarter of 1999.  Purchased services increased $145 million (9%) due to increases in computer reservations fees and credit card discount fees.  Depreciation and amortization increased $191 million (22%) due to an increase in the number of owned aircraft and losses on disposition of aircraft and other equipment.  Cost of sales increased $436 million (72%) primarily due to costs associated with fuel sales to third parties.

         Other Income and Expense. Other income (expense) amounted to $248 million in expense in 2000 compared to $543 million in income in 1999.   Interest expense increased $44 million (12%) due to increased debt issuances in 2000.  Interest income increased $31 million (46%) due to higher investment balances.  In addition, 2000 included a $109 million gain on the sale of GetThere.com stock and a $61 million investment impairment related to warrants held in Priceline.com, while 1999 included a $669 million gain on the sale of Galileo stock and a $62 million gain on the sale of Equant N.V. ("Equant") stock.

1999 Compared with 1998 -

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

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
North America	4%	2%	1%
Pacific	(12%)	(11%)	3%
Atlantic	14%	14%	(7%)
Latin America	(7%)	(3%)	(3%)
System	2%	1%	1%

         Cargo revenues decreased $7 million (1%) despite increased freight ton miles of 5%, as a 4% decline in freight yield combined with a 3% decline in mail yield.  Other operating revenues increased $192 million (18%) due to increases in frequent flyer program partner related revenues and fuel sales to third parties.

         Operating Expenses.  Operating expenses increased $554 million (3%) and United's cost per available seat mile increased 2% from 9.24 to 9.41 cents.  ESOP compensation expense decreased $73 million (9%), reflecting the decrease in the estimated average fair value of ESOP stock committed to be released to employees as a result of UAL's lower common stock price.  Salaries and related costs increased $330 million (6%) as a result of increased staffing in customer-contact positions, as well as salary increases for most labor groups which took effect July 1, 1998.  Commissions decreased $186 million (14%) due to a change in the commission structure implemented in the third quarter 1998 as well as a slight decrease in commissionable revenues.  In addition, in October 1999, the Company reduced the base commissions for tickets purchased in the U.S. and Canada to 5%, subject to roundtrip caps of $50 and $100 for domestic and international tickets, respectively.  Purchased services increased $70 million (5%) due to increases in computer reservations fees and year 2000-related expenses.  Depreciation and amortization increased $74 million (9%) due to an increase in the number of owned aircraft and losses on disposition of aircraft partially offset by changes in depreciable lives of certain aircraft.  In addition, United wrote-down two non-operating B747-200 aircraft to net realizable value.  Cost of sales increased $128 million (27%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $65 million (10%) due to an increase in heavy maintenance visits.

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

Liquidity and Capital Resources

Liquidity -

         United's total of cash and cash equivalents and short-term investments was $2.1 billion at December 31, 2000, compared to $527 million at December 31, 1999.  Operating activities during the year generated $2.4 billion.

         Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $2.5 billion, while property dispositions resulted in proceeds of $324 million.  In 2000, United took delivery of four A319, twelve A320, one B747, three B767 and eight B777 aircraft.  Twenty-six of these aircraft were purchased and two were acquired under capital leases.  Five of the aircraft purchased during the year were later sold and then leased back under capital leases.  In addition, United retired three DC10-10, four DC10-30F and seven B747 aircraft.

         Financing activities included the issuance of $2.4 billion in equipment trust certificates, as well as principal payments under debt and capital lease obligations of $441 million and $283 million, respectively.  Included in the debt payments was the retirement of $116 million of long-term debt prior to maturity.  Additionally, United issued, and subsequently retired, $200 million in long-term debt during the period to finance the acquisition of aircraft.  United may also from time to time repurchase on the open market, in privately negotiated purchases or otherwise, its debt securities.

         Included in cash and cash equivalents at December 31, 2000 were $39 million of securities held by third parties under securities lending agreements, as well as collateral in the amount of 102% of the value of the securities lent.  United is obligated to reacquire the securities at the end of the contract.

         As of December 31, 2000, United had a working capital deficit of $1.9 billion as compared to $2.6 billion at December 31, 1999.  Historically, United has operated with a working capital deficit and, as in the past, United expects to meet all of its obligations as they become due.

         Prior Years.  Operating activities in 1999 generated cash flows of $2.4 billion and the Company's sale of part of its investments in Galileo and Equant provided $828 million in cash.  Cash was used primarily to fund net additions to property and equipment of $2.2 billion.  Financing activities also included principal payments under debt and capital lease obligations of $513 million and $247 million, respectively.

         Operating activities in 1998 generated cash flows of $3.1 billion.  Cash was used primarily to fund net additions to property and equipment of $2.4 billion.  Financing activities also included repayments of long-term debt totaling $260 million and payments under capital leases of $320 million, as well as aircraft lease deposits of $154 million.  Additionally, the Company issued $928 million in debt and used part of the proceeds to purchase $655 million in equipment certificates under Company operating leases.

Capital Commitments -

         At December 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments.  Of this amount, an estimated $2.5 billion is due to be spent in 2001.  For further details, see Note 13 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

Capital Resources -

         Funds necessary to finance aircraft acquisitions are expected to be obtained from internally generated funds, external financing arrangements or other external sources.  Additionally, during 2001, UAL anticipates requiring additional financing for its planned acquisition of US Airways, some or all of which may be incurred by United.

         At December 31, 2000, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $2.5 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates or a combination thereof.  United also has available approximately $1.7 billion in short-term revolving credit facilities, as well as a separate $227 million short-term borrowing facility, as described in Note 7 "Short-Term Borrowings" in the Notes to Consolidated Financial Statements.

         At December 31, 2000, United's senior unsecured debt was rated BB+ by Standard and Poor's ("S&P") and Baa3 by Moody's Investors Service Inc. ("Moody's").  Immediately following UAL's announcement of the planned acquisition of US Airways, S&P placed United securities on CreditWatch with negative implications.

Other Information

Labor Agreements -

        On April 12, 2000, the Company's contract with ALPA became amendable and in October 2000, the parties signed a new contract.  The agreement, which will become amendable September 1, 2004, includes provisions for an immediate increase in wages of 21.5% to 28.7%, retroactive to April 12, as well as additional annual increases of 4.5% to 5.6% for the duration of the contract.  Additionally, the contract allows United Express carriers to increase the number of small jets beyond the current 65-jet limit up to an additional 150 immediately as replacements for existing turboprops, with additional increases in small jets as United's fleet grows.  United may also share in profits and losses of revenues with foreign carriers with whom United has antitrust immunity, provided United gets its proportionate share of the flying.  In addition, the Company has reached agreement with ALPA to provide United pilots with protections that are realistically representative of their pre-merger expectations.

        On July 12, 2000, the Company's contracts with the IAM became amendable.  The Company has been in negotiations with the IAM since January 2000 for new contracts.  Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board.  Under the terms of the Railway Labor Act, United's current agreements with the IAM will remain in effect while negotiations continue.  The Company has agreed that wage increases under the new IAM contracts will be retroactive to July 12, 2000 and the estimated costs of those contracts have been included in the Company's results for 2000.  The Company and the IAM had also initialed an agreement on December 12, 2000 that would have provided for job protection benefits to most mechanics, including relocation protection in the case of displacement due to the merger transaction.  The IAM has recently notified the Company that they consider that agreement to be rescinded.  Talks are ongoing and United hopes to reach agreement with the IAM on these issues.

        The Company's contract with the AFA, which becomes amendable in 2006, provides for a mid-term wage conference in the first quarter of 2001.  However, in September 2000, United and the AFA began wage discussions unrelated to the contract that would have avoided the need for this wage conference.  The parties also began addressing integration issues related to United's acquisition of US Airways at this time.  The Company and the AFA have not reached agreement on these issues to date and the Company began wage conference negotiations per the contract in February 2001.  The Company is continuing to seek to resolve all outstanding issues with the AFA, although arbitration may be required per the collective bargaining agreement, if an agreement cannot be reached on wages.  It is the Company's desire through these discussions to avoid any AFA operational action that would significantly inconvenience its customers or disrupt schedules.  However, should such action occur, the Company will take appropriate steps to minimize the impact to the Company and its customers.

E-Commerce -

         In October 2000, UAL announced the formation of United NewVentures, Inc., a wholly owned subsidiary which will create businesses to provide innovative solutions for its customers, strengthen United's airline business and create incremental value for UAL's stockholders.  The subsidiary employs about 100 people, primarily from the Company's former e-commerce organization and consists of two divisions, United NetWorks and United NetVentures.

         United NetWorks focuses on expanding United-branded e-commerce and wireless activities, including the recently redesigned united.com web site, as well as assuming responsibility for marketing the sale of Mileage Plus miles to third parties.  Gross air bookings on united.com in 2000 grew more than 101% over last year.  Total passenger revenue from sales over the Internet reached $755 million for the year compared to $400 million for 1999, an 89% increase.

         United NetVentures will manage United's investments in other Internet ventures, including two new multi-airline travel-oriented web sites, Orbitz and Hotwire, and identify new business opportunities in e-commerce.

Foreign Operations -

         United generates revenues and incurs expenses in numerous foreign currencies.  These expenses include aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance.  Changes in foreign currency exchange rates impact operating income through changes in foreign currency-denominated operating revenues and expenses.  Despite the adverse (favorable) effects a strengthening (weakening) foreign currency may have on U.S. originating traffic, a strengthening (weakening) of foreign currencies tends to increase (decrease) reported revenue and operating income because United's foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency.

         With a worldwide network and significant sales and marketing efforts in the U.S. as well as every major economic region in the world, United is able to mitigate its exposure to fluctuations in any single foreign currency.  The Company's biggest net exposures are typically for Japanese yen, Hong Kong dollars, Australian dollars, British pounds and the euro.  During 2000, yen-denominated operating revenue net of yen-denominated operating expense was approximately 21 billion yen (approximately $195 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1,397 million Hong Kong dollars (approximately $179 million), British pound-denominated operating revenue net of British pound-denominated operating expense was approximately 97 million British pounds (approximately $142 million), Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 154 million Australian dollars (approximately $90 million), and euro-denominated operating revenue net of euro-denominated operating expense was approximately 34 million euro (approximately $33 million).

         To reduce the impact of exchange rate fluctuations on United's financial results, the Company hedged some of the risk of exchange rate volatility on its anticipated future foreign currency revenues by purchasing put options (consisting of Japanese yen, euro, Australian dollars and British pounds) and selling Hong Kong dollar forwards.  To reduce hedging costs, the Company sells a correlation option in the first four currencies referred to above.  United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars on a timely basis and by entering into currency forward or exchange contracts.  The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 2000, are summarized in Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         United's foreign operations involve insignificant amounts of physical assets; however, the Company does have sizable intangible assets related to acquisitions of Atlantic and Latin America route authorities.  Operating authorities in international markets are governed by bilateral aviation agreements between the United States and foreign countries.  Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority.  Significant changes in such policies could also have a material impact on United's operating revenues and results of operations.  In addition, the Financial Accounting Standards Board ("FASB") has issued an Exposure Draft, "Business Combinations and Intangible Assets - Accounting for Goodwill," which could impact the Company's accounting for these assets.  For further details, see "New Accounting Pronouncements" below.

Airport Rents and Landing Fees -

         United is charged facility rental and landing fees at virtually every airport at which it operates.  In recent years, many airports have increased or sought to increase rates charged to airlines as a means of compensating for increasing demands upon airport revenues.  Airlines have challenged certain of these increases through litigation and in some cases have not been successful.  The FAA and the DOT have instituted an administrative hearing process to judge whether rate increases are legal and valid.  However, to the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports may increase substantially.  Management cannot predict either the likelihood or the magnitude of any such increase.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         The effective date of SFAS No. 133 was delayed one year, to fiscal years beginning after June 15, 2000.  The Company plans to adopt SFAS No. 133, which was subsequently amended by SFAS No. 138, in the first quarter of 2001.  United has reviewed its various contracts to determine which contracts meet the requirements of SFAS No. 133, as amended and need to be reflected as derivatives under the standard and accounted for at fair value.  Accordingly, the Company will recognize a credit for the cumulative effect of a change in accounting principle of $3 million, net of tax, in the first quarter 2001.  In addition, the Company believes the adoption of SFAS 133 will increase volatility in earnings and other comprehensive income.

         On February 14, 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill."  The Exposure Draft requires the use of a non-amortization approach to account for purchased goodwill and for separately recognized (non-goodwill) intangible assets that have an indefinite useful economic life.  Under this approach, goodwill and certain intangibles would not be amortized, but would be written down and expensed against earnings only in periods in which the recorded value is more than the fair value.  The Company has not yet quantified the impacts of adopting the new Exposure Draft, but it could result in significant changes to the classification and recording of intangibles and amortization expense currently on the books, as well as the accounting for the planned acquisition of US Airways.

Outlook for 2001-

         Information regarding guidance for United's 2001 outlook can be obtained from UAL Corporation's Annual Report on Form 10-K for the year 2000.

         Information included in the above outlook section, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified by an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact revenues, expenses, unit costs, and the results and benefits of the pending merger between United and US Airways include, without limitation, the airline pricing environment; industry capacity decisions; competitors' route decisions; obtaining regulatory approvals for the United and US Airways merger; successfully integrating the businesses of United and US Airways; costs related to the United and US Airways merger; achieving cost-cutting synergies resulting from the United and US Airways merger; labor integration issues; the ultimate outcome of existing litigation; the success of the Company's cost-control efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

         Investors should not place undue reliance on the forward-looking information contained herein, which speaks only as of the date of this filing.  United disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

(In Millions)	Expected Maturity Dates						2000		1999
								Fair		Fair
	2001	2002	2003	2004	2005	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$1,463	$ -	$ -	$ -	$ -	$ -	$1,463	$1,463	$ 175	$ 175
Avg. interest rate	6.68%	-	-	-	-	-	6.68%		5.27%
Variable rate	$ 5	$ -	$ -	$ -	$ -	$ -	$ 5	$ 5	$ 60	$ 60
Avg. interest rate	6.96%	-	-	-	-	-	6.96%		6.23%
Short term investments
Fixed rate	$ 581	$ -	$ -	$ -	$ -	$ -	$ 581	$ 581	$ 230	$ 230
Avg. interest rate	6.96%	-	-	-	-	-	6.96%		5.96%
Variable rate	$ 74	$ -	$ -	$ -	$ -	$ -	$ 74	$ 74	$ 62	$ 62
Avg. interest rate	6.77%	-	-	-	-	-	6.77%		6.42%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ -	$ -	$ 348	$ 348	$ 394	$ 378	$ 423
Avg. interest rate	-	-	-	-	-	3.06%	3.06%		3.07%
Fixed rate - FF deposits	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10	$ 9	$ 10	$ 9
Avg. interest rate	-	-	-	-	-	5.61%	5.61%		5.61%
Fixed rate - DM deposits	$ 2	$ 2	$ 2	$ 2	$ 2	$ 304	$ 314	$ 354	$ 167	$ 177
Avg. interest rate	4.57%	4.53%	4.57%	4.60%	4.63%	6.79%	6.72%		6.49%
Fixed rate - EUR deposits	$ -	$ -	$ -	$ -	$ -	$ 26	$ 26	$ 24	$ 27	$ 23
Avg. interest rate	-	-	-	-	-	4.14%	4.14%		4.14%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 12	$ 12	$ 13	$ 11	$ 10
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Fixed rate debt	$ 87	$ 86	$ 218	$ 333	$ 246	$ 2,567	$3,537	$3,669	$1,433	$1,542
Avg. interest rate	7.62%	7.63%	8.43%	9.85%	7.73%	7.64%	7.90%		8.26%
Variable rate debt	$ 83	$ 569	$ 523	$ 17	$ 17	$ 174	$1,383	$1,383	$1,307	$1,307
Avg. interest rate	6.23%	5.91%	6.70%	6.34%	6.34%	6.43%	6.30%		6.26%

         Foreign Currency Risk - United has established a foreign currency hedging program using currency forwards and options (purchasing put options and selling correlation options) to hedge exposure to the Japanese yen, Hong Kong dollar, British pound, Australian dollar and the euro.  The goal of the hedging program is to effectively manage risk associated with fluctuations in the value of the foreign currency, thereby making financial results more stable and predictable.  United does not use currency forwards or currency options for trading purposes.

	December 31, 2000
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
Forward exchange contracts			(Pay)/Receive*
Japanese Yen - Purchased forwards	$ 141	112.33	$ (3)
- Sold forwards	$ 66	114.71	$ -
Hong Kong Dollar - Sold forwards	$ 23	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (5)
Euro - Purchased forwards	$ 140	1.30	$ (14)

         As of December 31, 1999, United had $144 million of Japanese yen purchased forwards outstanding with a fair value of $(1) million, $62 million yen sold forwards with a fair value of $0 and $402 million yen put options with a fair value of $7 million.

         Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel.  The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel.  Based on current market conditions, United does not believe risk reduction is achievable and is no longer entering into new option contracts.  As market conditions change, so may United's hedging program.  In addition, to a limited extent, United trades short-term heating oil futures and option contracts, which are immaterial.

         At December 31, 1999, United had $1.1 billion in purchased call option contracts for crude oil with an estimated fair value of $120 million.

*Estimated fair values represent the amount United would pay/receive on December 31, 2000 to terminate the contracts.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,

United Air Lines, Inc.:

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholder's equity for each of the three years in the period ended December 31, 2000.  These financial statements and the schedule referred to below are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2000, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

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

February 22, 2001

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations

(In Millions)

	Year Ended December 31
Operating revenues:	2000	1999	1998
Passenger	$ 16,932	$ 15,784	$ 15,520
Cargo	931	906	913
Other operating revenues	1,468	1,277	1,085
	19,331	17,967	17,518
Operating expenses:
Salaries and related costs	6,726	5,671	5,341
ESOP compensation expense	147	756	829
Aircraft fuel	2,511	1,776	1,788
Commissions	1,030	1,139	1,325
Purchased services	1,720	1,575	1,505
Aircraft rent	923	879	894
Landing fees and other rent	974	966	898
Depreciation and amortization	1,058	867	793
Aircraft maintenance	698	689	624
Cost of sales	1,038	602	474
Other operating expenses	1,833	1,705	1,600
	18,658	16,625	16,071
Earnings from operations	673	1,342	1,447

Other income (expense):
Interest expense	(416)	(372)	(362)
Interest capitalized	77	75	105
Interest income	99	68	59
Equity in earnings (losses) of affiliates	(8)	37	72
Gain on sale of investments	109	731	-
Investment impairment	(61)	-	-
Miscellaneous, net	(48)	4	(101)
	(248)	543	(227)
Earnings before income taxes, extraordinary
item and cumulative effect	425	1,885	1,220
Provision for income taxes	158	678	417
Earnings before extraordinary item
and cumulative effect	267	1,207	803
Extraordinary loss on early extinguishment of debt, net	(6)	(3)	-
Cumulative effect of accounting change, net	(209)	-	-
Net earnings	$ 52	$ 1,204	$ 803
	=====	=====	=====

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In Millions)

	December 31
Assets	2000	1999

Current assets:
Cash and cash equivalents	$ 1,468	$ 235
Short-term investments	655	292
Receivables, less allowance for doubtful
accounts (2000 - $14; 1999 - $13)	1,212	1,275
Related party receivables	553	256
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2000 - $55; 1999 - $45)	424	340
Income tax receivables	175	85
Deferred income taxes	230	226
Prepaid expenses and other	456	363
	5,173	3,072
Operating property and equipment:
Owned -
Flight equipment	14,888	13,518
Advances on flight equipment	810	809
Other property and equipment	3,713	3,368
	19,411	17,695
Less - Accumulated depreciation and amortization	5,583	5,207
	13,828	12,488
Capital leases -
Flight equipment	3,056	2,929
Other property and equipment	99	93
	3,155	3,022
Less - Accumulated amortization	640	645
	2,515	2,377
	16,343	14,865
Other assets:
Investments	416	750
Intangibles, less accumulated amortization
(2000 - $306; 1999 - $279)	671	568
Related party receivables	467	465
Aircraft lease deposits	710	594
Prepaid rent	499	626
Other	790	603
	3,553	3,606

	$ 25,069	$ 21,543
	=====	=====

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except share data)

	December 31
Liabilities and Stockholder's Equity	2000	1999
Current liabilities:
Notes payable	$ -	$ 61
Long-term debt maturing within one year	170	92
Related party debt maturing within one year	155	187
Current obligations under capital leases	268	190
Advance ticket sales	1,454	1,412
Accounts payable	1,149	1,030
Accrued salaries, wages and benefits	1,508	1,002
Accrued aircraft rent	820	760
Other accrued liabilities	1,522	895
	7,046	5,629

Long-term debt	4,740	2,650
Long-term obligations under capital leases	2,261	2,336

Other liabilities and deferred credits:
Deferred pension liability	136	70
Postretirement benefit liability	1,557	1,489
Deferred gains	912	986
Accrued aircraft rent	418	395
Deferred income taxes	1,265	1,156
Other	511	340
	4,799	4,436

Commitments and contingent liabilities (Note 13)

Preferred stock committed to Supplemental ESOP	571	893

Stockholder's equity:
Common stock at par, $5.00 par value; authorized
1,000 shares; outstanding 200 shares	-	-
Additional capital invested	232	237
ESOP capital	3,432	3,035
Retained earnings	1,833	2,012
Unearned ESOP preferred stock	-	(28)
Accumulated other comprehensive income	163	352
Other	(8)	(9)
	5,652	5,599

	$ 25,069	$ 21,543
	======	======

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Cash Flows

(In Millions)

	Year Ended December 31
	2000	1999	1998
Cash and cash equivalents at beginning of year	$ 235	$ 326	$ 268
Cash flows from operating activities:
Net earnings	52	1,204	803
Adjustments to reconcile to net cash provided by
operating activities -
ESOP compensation expense	147	756	829
Cumulative effect of accounting change, net of tax	209	-	-
Extraordinary loss on debt extinguishment, net of tax	6	3	-
Gain on sale of investments	(109)	(731)	-
Investment impairment	61	-	-
Pension funding less than (greater than) expense	(21)	94	101
Deferred postretirement benefit expense	153	155	149
Depreciation and amortization	1,058	867	793
Provision for deferred income taxes	325	591	307
Undistributed (earnings) losses of affiliates	9	(20)	(62)
Decrease (increase) in receivables	54	(141)	(120)
Increase in related party receivables	(297)	(210)	(41)
Decrease (increase) in other current assets	(210)	3	106
Increase (decrease) in advance ticket sales	42	(17)	162
Increase (decrease) in accrued income taxes	1	(11)	39
Increase (decrease) in accounts payable
and accrued liabilities	872	(95)	62
Amortization of deferred gains	(68)	(66)	(64)
Other, net	74	33	51
	2,358	2,415	3,115
Cash flows from investing activities:
Additions to property and equipment	(2,508)	(2,383)	(2,831)
Proceeds on disposition of property and equipment	324	154	452
Proceeds on sale of investments	147	828	-
Decrease (increase) in short-term investments	(363)	68	149
Decrease (increase) in loans to affiliates	(2)	(35)	(24)
Other, net	(180)	(263)	(63)
	(2,582)	(1,631)	(2,317)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,567	286	928
Repayment of long-term debt	(441)	(513)	(260)
Principal payments under capital leases	(283)	(247)	(320)
Purchase of equipment certificates under Company leases	-	(47)	(655)
Decrease in equipment certificates under Company leases	53	33	22
Increase (decrease) in short-term borrowings	(61)	(123)	184
Aircraft lease deposits	(138)	(20)	(154)
Dividend to parent company	(208)	(300)	(500)
Other, net	(32)	56	15
	1,457	(875)	(740)

Increase (decrease) in cash and cash equivalents during the year	1,233	(91)	58

Cash and cash equivalents at end of year	$ 1,468	$ 235	$ 326
	=====	=====	=====

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Stockholder's Equity

(In Millions)

					Unearned
		Additional			ESOP	Other
	Common	Capital	ESOP	Retained	Preferred	Comp
	Stock	Invested	Capital	Earnings	Stock	Income	Other	Total
Balance at December 31, 1997	$ -	$ 29	$ 2,053	$ 805	$ (177)	$ (2)	$ (5)	$ 2,703
Year ended December 31, 1998:
Net earnings	-	-	-	803	-	-	-	803
Other comprehensive income, net:
Unrealized gains on securities, net	-	-	-	-	-	1	-	1
Minimum pension liability adj.	-	-	-	-	-	(1)	-	(1)
Total comprehensive income	-	-	-	803	-	-	-	803
Dividend to parent company	-	-	-	(500)	-	-	-	(500)
Unearned compensation and
amortization from issuance of
ESOP preferred stock	-	-	823	-	6	-	-	829
Unearned compensation and
amortization of parent company
restricted stock plan	-	-	-	-	-	-	2	2
Preferred stock committed to
Supplemental ESOP	-	-	(177)	-	-	-	-	(177)
Other	-	(8)	(69)	-	50	-	-	(27)
Balance at December 31, 1998	-	21	2,630	1,108	(121)	(2)	(3)	3,633
Year ended December 31, 1999:
Net earnings	-	-	-	1,204	-	-	-	1,204
Other comprehensive income, net:
Unrealized gains on securities, net	-	-	-	-	-	354	-	354
Total comprehensive income	-	-	-	1,204	-	354	-	1,558
Dividend to parent company	-	-	-	(300)	-	-	-	(300)
Unearned compensation and
amortization from issuance of
ESOP preferred stock	-	-	740	-	16	-	-	756
Unearned compensation and
amortization of parent company
restricted stock plan	-	-	-	-	-	-	2	2
Preferred stock committed to
Supplemental ESOP	-	-	(201)	-	-	-	-	(201)
Issuance of common stock	-	204	-	-	-	-	-	204
Other	-	12	(134)	-	77	-	(8)	(53)
Balance at December 31, 1999	-	237	3,035	2,012	(28)	352	(9)	5,599
Year ended December 31, 2000:
Net earnings	-	-	-	52	-	-	-	52
Other comprehensive income, net:
Unrealized losses on securities, net	-	-	-	-	-	(185)	-	(185)
Minimum pension liability adj.	-	-	-	-	-	(4)	-	(4)
Total comprehensive income	-	-	-	52	-	(189)	-	(137)
Dividend to parent company	-	-	-	(231)	-	-	-	(231)
Unearned compensation and
amortization from issuance of
ESOP preferred stock	-	-	147	-	-	-	-	147
Preferred stock committed to
Supplemental ESOP	-	-	322	-	-	-	-	322
Other	-	(5)	(72)	-	28	-	1	(48)
Balance at December 31, 2000	$ -	$ 232	$ 3,432	$ 1,833	$ -	$ 163	$ (8)	$ 5,652
	====	====	====	=====	====	====	====	====

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

         (a)  Basis of Presentation - United Air Lines, Inc. ("United") is a wholly owned subsidiary of UAL Corporation ("UAL").  The consolidated financial statements include the accounts of United and all of its majority-owned affiliates (collectively "the Company").  All significant intercompany transactions are eliminated.  Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.

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

         From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties.  United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract.  United accounts for these transactions as secured borrowings rather than sales and does not remove the securities from the balance sheet.  At December 31, 2000, United was obligated to repurchase $39 million of securities lent to third parties.

         At December 31, 2000 and 1999, $543 million and $300 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $1.5 billion and $131 million, respectively, were classified as held-to-maturity.  Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis.  Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities.  The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

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

         United has also entered into forwards and swaps to reduce exposure to currency fluctuations on Japanese yen-, euro- and French franc-denominated capital lease obligations.  The cash flows of the forwards and swaps mirror those of the capital leases.  The premiums on the forwards and swaps, as measured at inception, are being amortized over their respective lives as components of interest expense.  Any gains or losses realized upon early termination of these forwards and swaps are deferred and recognized in income over the remaining life of the underlying exposure.

         The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, euro, Australian dollar and British pound revenues by purchasing put options with little or no intrinsic value and on Hong Kong dollar revenues by entering into forward contracts.  The amount and duration of these options are synchronized with the expected revenues, and thus, the put options have been designated as a hedge.  The premiums on purchased option contracts are amortized over the lives of the contracts.  Unrealized gains on purchased put option contracts are deferred until contract expiration and then recognized as a component of passenger revenue.  To reduce hedging costs, the Company sells a correlation option in the first four currencies referred to above.  The unrealized mark-to-market gains and losses on the correlation options are included in Miscellaneous, net, net of premiums received.

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

         Aircraft Fuel - Under favorable market conditions, United uses purchased call options to hedge a portion of its price risk related to aircraft fuel purchases.  The purchased call options have been designated as a hedge.  Gains or losses on hedge positions, net of premiums paid, are recognized upon contract expiration as a component of aircraft fuel inventory.  In addition, to a limited extent, United trades short-term heating oil futures contracts.  Unrealized losses on these contracts are recorded currently in income while unrealized gains are deferred until contract expiration.  Both gains and losses are recorded as a component of aircraft fuel expense.

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

         (h)  Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 11 "Retirement and Postretirement Plans").  Route acquisition costs are amortized over 40 years.  During 2001, the FASB issued an Exposure Draft "Business Combinations and Intangible Assets - Accounting for Goodwill" which could impact the Company's accounting for intangible assets.  See Other Information, "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (i)  Mileage Plus Awards - United accrues the estimated incremental cost of providing free travel awards earned under its Mileage Plus frequent flyer program when such award levels are reached.  United, through its wholly owned subsidiary, Mileage Plus Holdings, Inc., sells mileage credits to participating partners in the Mileage Plus program.

         Effective January 1, 2000, the Company changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under the new accounting method, a portion of revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided.  Accordingly, United has recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years.  This change resulted in a reduction to revenues of approximately $38 million for 2000 and would have reduced 1999 revenues by $45 million.

         The pro forma effect of the accounting change on net income and net earnings as previously reported for 1999 and prior years is as follows:

		1999	1998	1997	1996	1995
Earnings before extraordinary
items (millions)	As reported	$ 1,207	$ 803	$ 941	$ 601	$ 371
	Pro forma	$ 1,178	$ 756	$ 914	$ 554	$ 341

Net earnings (millions)	As reported	$ 1,204	$ 803	$ 932	$ 534	$ 341
	Pro forma	$ 1,175	$ 756	$ 905	$ 487	$ 311

         (j)  Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

         (k)  Advertising  - Advertising costs, which are included in other operating expenses, are expensed as incurred.  Advertising expense was $269 million, $232 million and $213 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(2)  Employee Stock Ownership Plans and Recapitalization

         On July 12, 1994, the stockholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes.  The employees' equity interest was allocated to individual employees through the year 2000 under Employee Stock Ownership Plans ("ESOPs") which were created as a part of the recapitalization.

         The ESOPs cover employees represented by ALPA, the IAM and U.S. management and salaried employees.  The ESOPs include a "Leveraged ESOP," a "Non-Leveraged ESOP" and a "Supplemental ESOP."  Both the Leveraged ESOP and the Non-Leveraged ESOP are tax-qualified plans while the Supplemental ESOP is not a tax-qualified plan.  Shares are delivered to employees primarily through the Leveraged ESOP, then through the Non-Leveraged ESOP, and finally, through the Supplemental ESOP.

         The equity interests were delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests were delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock").  The Class 1 ESOP Preferred Stock was delivered to an ESOP trust in seven separate sales under the Leveraged ESOP, the last of which occurred on January 5, 2000.  Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock are either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP annually through the year 2000.

         The Leveraged ESOP and Non-Leveraged ESOP are being accounted for under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans."  For the Leveraged ESOP, as shares of Class 1 ESOP Preferred Stock are sold to an ESOP trust, the Company reports the issuance as a credit to additional capital invested and records a corresponding charge to unearned ESOP preferred stock.  ESOP compensation expense is recorded for the average fair value of the shares committed to be released during the period with a corresponding credit to unearned ESOP preferred stock for the cost of the shares.  Any difference between the fair value of the shares and the cost of the shares is charged or credited to additional capital invested.  For the Non-Leveraged ESOP, the Class 2 ESOP Preferred Stock is recorded as additional capital invested as the shares are committed to be contributed, with the offsetting charge to ESOP compensation expense.  The ESOP compensation expense is based on the average fair value of the shares committed to be contributed.  The Supplemental ESOP is being accounted for under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

         During 2000, 2,390,931 shares of Class 1 ESOP Preferred Stock, 434,465 shares of Class 2 ESOP Preferred Stock and 2,819,479 shares of Voting Preferred Stock were allocated to employee accounts, and another 248,572 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 1999.  Another 198,629 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees.  At December 31, 2000, the year-end allocation of Class 1 ESOP Preferred Stock to employee accounts had not yet been completed; however, there were 669,820 shares of Class 1 ESOP Preferred Stock committed to be released.  For the Class 2 ESOP Preferred Stock, 187,276 shares were committed to be contributed to employees at December 31, 2000.  The fair value of the unearned ESOP shares recorded on the balance sheet at December 31, 1999 was $41 million.

         For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment.  The estimated fair value of such shares at December 31, 2000 and 1999 was $304 million and $954 million, respectively.

(3)  Other Income (Expense) - Miscellaneous

         Included in Other income (expense) - "Miscellaneous, net" was $(22) million, $4 million and $(84) million in foreign exchange gains (losses) in 2000, 1999 and 1998, respectively.

(4)  Other Comprehensive Income

         The following table presents the tax effect of those items included in other comprehensive income:

	Year Ended December 31,
(In Millions)	2000			1999			1998
		Tax	Net of		Tax	Net of		Tax	Net of
	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax
Unrealized holding gains (losses)
Arising during period	$(280)	$ 95	$ (185)	$ 547	$ (193)	$ 354	$ 1	$ -	$ 1
Minimum pension liability	(6)	2	(4)	-	-	-	(1)	-	(1)
Total other comprehensive income	$(286)	$ 97	$ (189)	$ 547	$ (193)	$ 354	$ -	$ -	$ -
	===	===	===	===	===	===	===	===	===

         Unrealized gains (losses) on securities primarily represent gains (losses) on the Company's investments in Galileo and Equant as discussed in Note 5 "Investments."

(5)  Investments

         During 1998 and 1999, United invested approximately $51 million in GetThere.com (a leading provider of Internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers), resulting in a 28% minority interest consisting of common stock, warrants and options. United accounted for its investment in GetThere.com using the equity method of accounting.

         On October 6, 2000, Sabre Holdings Corporation acquired all of the outstanding common stock of GetThere.com for $17.75 per share.  Accordingly, after converting its options and warrants, United tendered all of its shares for net proceeds of $147 million, resulting in a gain of approximately $69 million, net of tax.

         During 2000, United recorded an impairment loss of $38 million, net of tax, related to its warrants held in Priceline.com.

         In June 1999, United sold 17,500,000 common shares of Galileo in a secondary offering for $766 million, resulting in a gain of approximately $428 million, net of tax.  This sale reduced United's holdings in Galileo from 32 percent to approximately 15 percent, requiring United to discontinue the equity method of accounting for its investment in Galileo.  United has classified its remaining 15,940,000 shares of Galileo common stock as available-for-sale.  The market value of these shares at December 31, 2000 ($319 million) is reflected in investments on the balance sheet and the market value in excess of United's investment is classified net-of-tax ($144 million) in accumulated other comprehensive income.  The market value of United's investment in Galileo at December 31, 1999 was $477 million.  Included in the Company's retained earnings is approximately $248 million of undistributed earnings of Galileo and its predecessor companies.

         United owns 1,391,791 depositary certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications.  Each depositary certificate represents a beneficial interest in an Equant common share and the investment is classified as available-for-sale.  The market value in excess of United's investment is classified net-of-tax ($24 million) in accumulated other comprehensive income.  In December 1999, United sold 709,000 shares of common stock in Equant in a secondary offering by Equant for $62 million.  At December 31, 2000 and 1999, the estimated fair value of United's remaining investment in Equant was approximately $36 million and $156 million, respectively.

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

         In 2000, United and its subsidiaries incurred both a regular and an alternative minimum tax ("AMT") loss.  The carryback of the regular tax loss to 1998 and 1999 and the carryback of the AMT loss to 1998 will produce federal and state refunds and generate additional AMT credits.  The primary differences between United's regular tax loss and AMT loss are the depreciation adjustments and preferences.

         The provision for income taxes is summarized as follows:

(In Millions)	2000	1999	1998
Current -
Federal	$ (141)	$ 73	$ 102
State	(26)	14	8
	(167)	87	110
Deferred -
Federal	284	537	271
State	41	54	36
	325	591	307
	$ 158	$ 678	$ 417
	====	====	====

         The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In Millions)	2000	1999	1998
Income tax provision at statutory rate	$ 149	$ 660	$ 427
State income taxes, net of federal income
tax benefit	10	44	29
Nondeductible employee meals	24	24	24
Tax credits	-	-	(7)
Other, net	(25)	(50)	(56)
	$ 158	$ 678	$ 417
	====	====	====

         Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2000 and 1999 are as follows:

(In Millions)	2000		1999
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,071	$ 214	$ 989	$ 135
Depreciation, capitalized interest
and transfers of tax benefits	-	3,011	-	2,477
Gains on sale and leasebacks	307	-	335	-
Rent expense	461	-	435	-
AMT credit carryforwards	371	-	210	-
Other	999	1,022	751	1,038
	$ 3,209	$ 4,247	$ 2,720	$ 3,650
	=====	=====	=====	=====

         At December 31, 2000, United and its subsidiaries had $371 million of federal AMT credits and $43 million of federal and state net operating losses which may be carried forward to reduce the tax liabilities of future years.

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

         At December 31, 1999, United had outstanding $61 million under a separate short-term borrowing facility, bearing an average interest rate of 5.72%.  Receivables amounting to $233 million were pledged by United to secure repayment of such outstanding borrowings.  The maximum available borrowing amount under this arrangement is $227 million.  There were no borrowings outstanding under this arrangement at December 31, 2000.

(8)  Long-Term Debt

         A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 2000):

(In Millions)	2000	1999
Secured notes, 5.97% to 8.99%, averaging
7.33%, due through 2014	$ 3,469	$ 1,229
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	762
Promissory notes, 11.00%, due 2000	-	1
Commercial paper, 6.71%, due through 2003	549	571
Special facility bonds, 5.63% to 6.25%,
averaging 5.71%, due through 2034	255	190
	4,919	2,753
Less: Unamortized discount on debt	(9)	(11)
Current maturities	(170)	(92)
	$ 4,740	$ 2,650
	=====	=====

         See Item 7a "Quantitative and Qualitative Disclosures About Market Risk" for disclosures regarding the fair values of debt.

         In addition to scheduled principal payments, in 2000 and 1999 the Company repaid $116 million and $23 million, respectively, in principal amount of debentures prior to maturity.  The debentures were scheduled to mature at various times through 2021.  Extraordinary losses of $6 million and $3 million, respectively, net of tax benefits of $4 million and $2 million, respectively, was recorded reflecting amounts paid in excess of the debt carrying value.

         The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper to refinance certain lease commitments.  Although the issued commercial paper has short maturities, the Company expects to continually rollover this obligation throughout the 5-year life of its supporting liquidity facility or bank standby facility.  As such, the commercial paper is classified as a long-term obligation in the Company's statement of financial position.

         In July 2000, the Company issued $921 billion in enhanced equipment trust certificates to refinance certain owned aircraft and aircraft under operating leases.  Net proceeds after refinancing the operating leases was $674 million.  In December 2000, the Company issued an additional $1.5 billion in enhanced equipment trust certificates to refinance certain owned aircraft.

         At December 31, 2000, United had recorded $255 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco and Miami.  United guarantees the payment of these bonds under various payment and loan agreements.  The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the balance sheet.

         In February 2001, United recorded an additional $200 million in special facility bonds to finance the acquisition and construction of certain facilities at Chicago.

         At December 31, 2000, United had outstanding a total of $1.4 billion of long-term debt bearing interest rates at 22.5 to 60.0 basis points over LIBOR.

         Maturities of long-term debt for each of the four years after 2001 are:  2002 - $655 million; 2003 - $741 million; 2004 - $350 million; and 2005 - $264 million.  Various assets, principally aircraft, having an aggregate book value of $4.1 billion at December 31, 2000, were pledged as security under various loan agreements.

(9)  Lease Obligations

         The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

         Future minimum lease payments as of December 31, 2000, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In Millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2001	$ 921	$ 612	$ 472
2002	905	574	415
2003	952	541	316
2004	991	514	325
2005	1,004	504	293
After 2005	9,397	7,279	1,867
Total minimum lease payments	$14,170	$10,024	3,688
Imputed interest (at rates of 5.3% to 12.2%)	======	=====	(1,158)
Present value of minimum lease payments			2,530
Current portion			(269)
Long-term obligations under capital leases			$ 2,261
			=====

         As of December 31, 2000, United leased 315 aircraft, 82 of which were under capital leases.  These leases have terms of 10 to 26 years, and expiration dates range from 2001 through 2020.

         In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2000 an aggregate 40 billion yen ($348 million), 661 million German marks ($314 million), 67 million French francs ($10 million), 28 million Euro ($26 million) and $12 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors.  These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

         Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.5 billion in 2000, $1.5 billion in 1999 and $1.4 billion in 1998.  Included in 2000 rental expense was $21 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(10)  Related Party Transactions

         Air Wis Services, Inc., a wholly owned subsidiary of UAL, owns Air Wisconsin, Inc.  At December 31, 2000 and 1999, United had outstanding loans from Air Wisconsin, Inc. in the amount of $155 and $187 million, respectively.  The loans bear interest at market rates.

         At December 31, 2000 and 1999, United had accounts receivable from UAL of $266 million and $264 million, respectively.

         Certain officers and key employees of United participate in UAL stock award plans.  The Company has also awarded shares of restricted stock to officers and key employees.  These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting.  Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value based method of accounting for stock options.  The Company has elected to continue using the intrinsic value method of accounting prescribed in APB 25, as permitted by SFAS No. 123.  Had compensation cost for awards been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have instead been reported as the pro forma amounts indicated below:

		2000	1999	1998
Net income (millions)	As reported	$ 52	$ 1,204	$ 803
	Pro forma	$ 35	$ 1,188	$ 794

         The weighted-average grant date fair value of restricted shares issued was $51.83 for shares issued in 2000 and $69.51 for shares issued in 1999.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000	1999	1998
Risk-free interest rate	6.4%	5.2%	5.6%
Dividend yield	2.4%	0.0%	0.0%
Volatility	35.0%	34.0%	33.0%
Expected life (years)	4.0	4.0	4.0

         The weighted-average fair value of options granted during 2000, 1999 and 1998 was $17.80, $22.31 and $27.95, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility.  Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

(11) Retirement and Postretirement Plans

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

         The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the statement of financial position for the defined benefit and other postretirement plans as of December 31:

(In Millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Benefit obligation at beginning of year	$ 7,381	$ 8,038	$ 1,465	$ 1,626
Service cost	269	295	47	53
Interest cost	629	583	120	116
Plan participants' contributions	1	1	8	7
Amendments	260	1	3	-
Actuarial (gain) loss	1,162	(1,161)	164	(254)
Foreign currency exchange rate changes	(15)	12	-	-
Benefits paid	(435)	(388)	(101)	(83)
Benefit obligation at end of year	$ 9,252	$ 7,381	$ 1,706	$ 1,465
	=====	=====	=====	=====

Change in Plan Assets
	2000	1999	2000	1999
Fair value of plan assets at beginning of year	$ 8,701	$ 7,654	$ 113	$ 112
Actual return on plan assets	21	1,255	8	6
Employer contributions	230	175	88	71
Plan participants' contributions	1	1	8	7
Foreign currency exchange rate changes	(7)	4	-	-
Benefits paid	(435)	(388)	(101)	(83)
Fair value of plan assets at end of year	$ 8,511	$ 8,701	$ 116	$ 113
	=====	=====	=====	=====

Funded status	$ (741)	$ 1,320	$ (1,590)	$ (1,352)
Unrecognized actuarial (gains) losses	14	(1,870)	(54)	(229)
Unrecognized prior service costs	806	604	2	-
Net amount recognized	$ 79	$ 54	$ (1,642)	$ (1,581)
	=====	=====	=====	=====

Amounts recognized in the statement of
financial position consist of:	2000	1999	2000	1999

Prepaid (accrued) benefit cost	$ 79	$ 54	$ (1,642)	$ (1,581)
Accrued benefit liability	(266)	(151)	-	-
Intangible asset	255	148	-	-
Accumulated other comprehensive income	11	3	-	-
Net amount recognized	$ 79	$ 54	$ (1,642)	$ (1,581)
	=====	=====	=====	=====

Weighted-average assumptions	2000	1999	2000	1999

Discount rate	7.75%	8.25%	7.75%	8.25%
Expected return on plan assets	9.75%	9.75%	8.00%	8.00%
Rate of compensation increase	4.36%	4.10%	-	-

         The assumed health care cost trend rates for gross claims paid were 4.5% and 4.0% for 2000 and 1999, respectively.

         The net periodic benefit cost included the following components:

(In Millions)	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$ 269	$ 295	$ 276	$ 47	$ 53	$ 48
Interest cost	629	583	533	120	116	109
Expected return on plan assets	(740)	(665)	(581)	(9)	(9)	(8)
Amortization of prior service cost
including transition obligation/(asset)	58	57	57	-	-	-
Recognized actuarial (gain)/loss	(7)	1	9	(9)	(5)	(4)
Net period benefit costs	$ 209	$ 271	$ 294	$ 149	$ 155	$ 145
	=====	=====	=====	=====	=====	=====

         Total pension expense for all retirement plans (including defined contribution plans) was $302 million in 2000, $285 million in 1999 and $304 million in 1998.

         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $1.0 billion, $632 million and $61 million, respectively, as of December 31, 2000 and $500 million and $444 million and $47 million, respectively, as of December 31, 1999.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care trend rate would have the following effects:

(In Millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 25	$ (20)
Effect on postretirement benefit obligation	$ 211	$ (177)

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

Financial Guarantees

         Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United.  Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds.  At December 31, 2000, $1.2 billion principal amount of such bonds was outstanding.  As of December 31, 2000, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest.  The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 9, "Lease Obligations."

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

         At December 31, 2000, commitments for the purchase of property and equipment, principally aircraft, approximated $4.7 billion, after deducting advance payments.  An estimated $2.5 billion will be spent in 2001, $1.7 billion in 2002 and $0.5 in 2003.   The major commitments are for the purchase of A319, A320, B767, and B777 aircraft, which are scheduled to be delivered through 2003.  The above numbers include a recent conversion of 15 option aircraft to firm orders to be delivered in 2003.

         In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004.  In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.

         Approximately 80% of United's employees are represented by various labor organizations.  The labor contracts with the IAM became amendable in July 2000.  The Company is currently in the process of negotiating these contracts.  The contracts with ALPA and the AFA become amendable in 2004 and 2006, respectively.  See Other Information, "Labor Agreements" in Management's Discussion and Analysis of Financial Condition and Results of Operations for details.

(14)  Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.  The accounting policies for each of these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disaggregates financial information for the purpose of making internal operating decisions.  United evaluates performance based on earnings before income taxes and gains on sales.  Revenues are attributed to each reportable segment based on the allocation guidelines provided by the U.S. Department of Transportation, which classifies flights between the U.S. and foreign designations as part of each respective region.  A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Year Ended December 31, 2000
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 13,094	$ 3,161	$ 2,260	$ 816	$ 19,331	$ -	$ 19,331
Interest income	55	23	16	5	99	-	99
Interest expense	234	95	66	21	416	-	416
Equity in losses of affiliates	(5)	(2)	(1)	-	(8)	-	(8)
Depreciation and amortization	630	176	141	43	990	68	1,058
Earnings before income taxes,
investment impairment and
gains on sales	205	60	102	10	377	-	377

(In Millions)	Year Ended December 31, 1999
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 12,516	$ 2,691	$ 1,973	$ 787	$ 17,967	$ -	$ 17,967
Interest income	40	14	10	4	68	-	68
Interest expense	217	79	55	21	372	-	372
Equity in earnings of affiliates	21	9	5	2	37	-	37
Depreciation and amortization	550	145	115	42	852	15	867
Earnings before income taxes
and gains on sales	889	81	164	20	1,154	-	1,154

(In Millions)	Year Ended December 31, 1998
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 11,997	$ 2,843	$ 1,846	$ 832	$ 17,518	$ -	$ 17,518
Interest income	33	14	8	3	58	1	59
Interest expense	207	84	49	22	362	-	362
Equity in earnings of affiliates	41	17	10	4	72	-	72
Depreciation and amortization	520	145	95	45	805	(12)	793
Earnings (loss) before
income taxes	1,118	(105)	185	22	1,220	-	1,220

(In Millions)	2000	1999	1998
Total earnings for reportable segments	$ 377	$ 1,154	$ 1,220
Gains on sales	109	731	-
Investment impairment	(61)	-	-
Total earnings before income taxes,
extraordinary item and cumulative effect	$ 425	$ 1,885	$ 1,220
	=====	=====	=====

         United's operations involve an insignificant level of dedicated revenue producing assets by reportable segment.  The overwhelming majority of United's revenue producing assets can be deployed in any of the four reportable segments.  United has significant intangible assets related to the acquisition of its Atlantic and Latin America route authorities.

(15)  Statement of Consolidated Cash Flows - Supplemental Disclosures

         Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In Millions)	2000	1999	1998
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 307	$ 269	$ 241
Income taxes	17	294	158

Non-cash transactions:
Capital lease obligations incurred	339	482	701
Long-term debt incurred in connection
with additions to equipment	32	-	-
Increase (decrease) in pension intangible assets	107	(123)	(15)
Net unrealized gain (loss) on investments	(185)	354	-

(16) Selected Quarterly Financial Data (Unaudited)

(In Millions)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2000:
Operating revenues	$ 4,533	$ 5,098	$ 4,916	$ 4,784	$ 19,331
Earnings (loss) from operations	281	597	(30)	(175)	673
Earnings (loss) before extraordinary item
and cumulative effect	128	331	(105)	(87)	267
Extraordinary loss on early
extinguishment of debt, net	-	-	(6)	-	(6)
Cumulative effect of accounting change, net	(209)	-	-	-	(209)
Net earnings (loss)	$ (81)	$ 331	$ (111)	$ (87)	$ 52

1999:
Operating revenues	$ 4,150	$ 4,530	$ 4,834	$ 4,453	$ 17,967
Earnings from operations	140	424	611	167	1,342
Earnings before extraordinary item	75	666	354	112	1,207
Extraordinary loss on early
extinguishment of debt, net	-	(3)	-	-	(3)
Net earnings	$ 75	$ 663	$ 354	$ 112	$ 1,204

         During the third quarter of 2000, United recorded an investment impairment of $61 million related to its warrants in Priceline.com.  Additionally, in the fourth quarter 2000, United recognized a pre-tax gain of $109 million on the sale of its investment in GetThere.com.  (See Note 5 "Investments".)

         During the second quarter of 1999, United recognized a pre-tax gain of $669 million on the sale of a portion of its investment in Galileo.  Additionally, in the fourth quarter 1999, United recognized a pre-tax gain of $62 million on the sale of a portion of its investment in Equant.  (See Note 5 "Investments".)

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31,2000, 1999 and 1998.

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

(b)      Reports on Form 8-K.

         Form 8-K dated December 18, 2000 to report the exhibit index of an S-3 Registration.

         Form 8-K dated December 21, 2000 to report a Regulation FD disclosure.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of March, 2001.

                                                         UNITED AIR LINES, INC.

                                                          /s/ James E. Goodwin

                                                          James E. Goodwin

                                                          Chairman of the Board and Chief

                                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of March, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James E. Goodwin
James E. Goodwin
Chairman of the Board and Chief Executive Officer and a Director (principal executive officer)

/s/ Douglas A. Hacker
Douglas A. Hacker
Executive Vice President and Chief Financial Officer and a Director
(principal financial officer)

/s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller (principal accounting officer)

/s/ Rono J. Dutta
Rono J. Dutta
Director

/s/ Christopher D. Bowers
Christopher D. Bowers
Director

/s/ William P. Hobgood
William P. Hobgood
Director

/s/ Stuart I. Oran
Stuart I. Oran
Director

/s/ Andrew P. Studdert
Andrew P. Studdert
Director

United Air Lines, Inc. and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 2000

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 13	$ 15	$ -	$ 14[1]	$ 14
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 45	$ 10	$ 2	$ 2[1]	$ 55
	===	===	===	===	===

F-1

1Deduction from reserve for purpose for which reserve was created.

United Air Lines, Inc. and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 1999

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 16	$ 11	$ -	$ 14[1]	$ 13
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 39	$ 4	$ 1	$ (1)[1]	$ 45
	===	===	===	===	===

F-2

1Deduction from reserve for purpose for which reserve was created.

United Air Lines, Inc. and Subsidiary Companies

Schedule II - Valuation and Qualifying Accounts

For the Year Ended December 31, 1998

(In Millions)	Balance at	Additions Charged to			Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions	Year

Reserve deducted from asset to which it applies:
Allowance for doubtful accounts	$ 9	$ 17	$ -	$ 10[1]	$ 16
	===	===	===	===	===
Obsolescence allowance -
Flight equipment spare parts	$ 29	$ 36	$ 4	$ 30[1]	$ 39
	===	===	===	===	===

F-3

1Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of United.

3.2	By-laws of United.

4.1	United's indebtedness under any single instrument does not exceed 10% of United's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by the Air Line Pilots Association, International (filed as Exhibit 10.41 of UAL's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Public Accountants.