Form 10-Q
period 2001-05-14
UNITED AIR LINES INC
filed 2001-05-14
CIK 101001

 <DOCUMENT>
<TYPE> 10-Q
<TEXT>
<HTML>

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2001
Common Stock ($5 par value)	205

*  Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended March 31, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	March 31
	2001	December 31
Assets	(Unaudited)	2000

Current assets:
Cash and cash equivalents	$ 960	$ 1,468
Short-term investments	498	655
Receivables, net	1,384	1,212
Related party receivables	571	553
Income tax receivables	319	175
Inventories, net	450	424
Prepaid expenses and other	658	686
	4,840	5,173

Operating property and equipment:
Owned	20,003	19,411
Accumulated depreciation and amortization	(5,696)	(5,583)
	14,307	13,828

Capital leases	3,044	3,155
Accumulated amortization	(613)	(640)
	2,431	2,515
	16,738	16,343

Other assets:
Investments	445	416
Intangibles, net	663	671
Related party receivables	469	467
Aircraft lease deposits	672	710
Prepaid rent	488	499
Other, net	1,031	790
	3,768	3,553

	$25,346	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	March 31
	2001	December 31
Liabilities and Stockholder's Equity	(Unaudited)	2000

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 417	$ 438
Related party debt maturing within one year	165	155
Advance ticket sales	1,822	1,454
Accrued salaries, wages and benefits	1,597	1,508
Accounts payable	1,230	1,149
Other	2,419	2,342
	7,650	7,046

Long-term debt	4,912	4,740

Long-term obligations under capital leases	2,157	2,261

Other liabilities and deferred credits:
Deferred pension liability	222	136
Postretirement benefit liability	1,602	1,557
Deferred gains	888	912
Deferred income taxes	1,238	1,265
Other	903	929
	4,853	4,799

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	476	571

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	232	232
ESOP capital	3,530	3,432
Retained earnings	1,362	1,833
Accumulated other comprehensive income	182	163
Other	(8)	(8)
	5,298	5,652

	$25,346	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months Ended
	March 31
	2001	2000
Operating revenues:
Passenger	$ 3,812	$ 3,967
Cargo	192	217
Other	414	349
	4,418	4,533
Operating expenses:
Salaries and related costs	1,849	1,515
Aircraft fuel	664	539
Commissions	233	249
Purchased services	453	403
Aircraft rent	209	222
Landing fees and other rent	239	232
Depreciation and amortization	252	235
Cost of sales	307	254
Aircraft maintenance	200	189
Other	440	414
	4,846	4,252

Earnings (loss) from operations	(428)	281

Other income (expense):
Interest expense	(132)	(101)
Interest capitalized	22	20
Interest income	33	15
Equity in earnings (losses) of affiliates	1	(1)
Miscellaneous, net	(18)	(10)
	(94)	(77)
Earnings (loss) before income taxes and
cumulative effect of accounting changes	(522)	204
Provision for income taxes	(198)	76

Earnings (loss) before cumulative
effect of accounting changes	(324)	128
Cumulative effect of accounting change, net of tax	3	(209)
Net loss	$ (321)	$ (81)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Three Months
	Ended March 31
	2001	2000
Cash and cash equivalents at beginning
of period	$1,468	$ 235

Cash flows from operating activities	178	889

Cash flows from investing activities:
Additions to property and equipment	(619)	(556)
Proceeds on disposition of property and
equipment	1	6
Decrease (increase) in short-term investments	157	(72)
Increase in related party receivables	(2)	(4)
Other, net	(8)	(112)
	(471)	(738)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	200
Repayment of long-term debt	(36)	(127)
Principal payments under capital
lease obligations	(69)	(58)
Dividends to parent company	(150)	-
Decrease in short-term borrowings	-	(61)
Other, net	40	23
	(215)	(23)

Increase (decrease) in cash and cash equivalents	(508)	128

Cash and cash equivalents at end of period	$ 960	$ 363

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 81	$ 71
Income taxes	$ -	$ 2

Non-cash transactions:
Long-term debt incurred in connection
with additions to other assets	$ 203	$ -
Capital lease obligations incurred	$ -	$ 3

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 2000.

Accounting Changes

         Effective January 1, 2001, UAL adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  Under SFAS No. 133, all derivatives (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  All ineffective portions of a hedge are recorded in "Miscellaneous, net" as they occur.

         The adoption of SFAS No. 133 resulted in a cumulative credit of $3 million, net of tax, to first quarter 2001 earnings.

         During the first quarter of 2000, United changed its method of accounting for the sale of mileage to participating partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under the new accounting method, a portion of the other revenue from the sale of mileage is deferred and recognized as passenger revenue when the transportation is provided.  Accordingly, United recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years.

Accounting Policies - Derivative Financial Instruments

Hedges of Future Cash Flows

         Foreign Currency - United enters into forwards and currency swaps to reduce exposure to currency fluctuations on Japanese yen-, Euro- and French franc-denominated capital lease obligations.  The cash flows of the forwards and swaps mirror those of the capital leases.  These forwards and swaps have been designated as cash flow hedges of the foreign currency denominated lease payments.  For these forwards and swaps, United excludes changes in fair value resulting from changes in the forward points in its assessment of effectiveness.  Any gains or losses realized upon early termination of these forwards and swaps are recorded (net of tax) as a component of other comprehensive income and recognized in income as the hedged transaction impacts earnings.

         The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, Euro, Canadian dollar, Australian dollar and British pound revenues by purchasing put options and on Hong Kong dollar revenues by entering into forward contracts.  These options and forwards have a duration of less than one year and the amounts are synchronized with the expected cash receipts.  Accordingly, the put options and forwards have been designated as cash flow hedges of the anticipated cash receipts.  Changes in the fair value of purchased put option contracts, to the extent they are effective, are recorded in other comprehensive income (net of tax) and then recognized as a component of passenger revenue when the underlying hedged revenue is recorded.  United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value.

         Aircraft Fuel - United uses crude oil forwards and options to hedge a portion of its price risk related to aircraft fuel purchases.  These contracts have maturity dates of less than one year and have been designated as cash flow hedges of anticipated jet fuel purchases.  These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income (net of tax), until the underlying hedged fuel is consumed.  The Company determines the ineffective portion of the fuel forwards and options as the excess of the fair value of the hedge contracts compared to the change in expected cash outflows for the hedged fuel.  United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value.

         Interest Rate - United is a party to a series of interest rate swaps that convert floating-rate operating leases to fixed-rate leases.  United has designated these swaps as cash flow hedges of the floating-rate leases and has recorded these contracts at fair value with the effective portion recorded as a component of other comprehensive income (net of tax).

         There was no ineffectiveness resulting from the changes in fair value of these foreign currency, aircraft fuel and interest rate hedge positions reported in first quarter earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $1 million before income taxes and were recorded in "Miscellaneous, net."  No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurrence.

         The following is a reconciliation of current period changes (net of tax) of the portion of stockholders'equity relating to derivatives that qualify as cash flow hedges:

(In Millions)	(debit)/credit
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	6
Reclassifications into earnings, net	(10)
Balance as of March 31, 2001	$ (8)

         Of this amount, $5 million in gains is expected to be recorded into earnings within the next twelve months.  At March 31, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

Other Derivative Instruments Not Designated as Hedges

         Equity Warrants- The Company may also invest in or receive warrants to purchase securities of other companies as strategic investments.  Changes in the fair value of warrants that are not designated as hedge instruments are included in "Miscellaneous, net."

         Foreign Currency - From time to time, United enters into Japanese yen forward exchange contracts to minimize gains and losses on the revaluation of short-term yen-denominated liabilities.  The yen forwards, typically having short-term maturities, are not designated hedges under SFAS No. 133 and are marked to fair value through the income statement at the end of each accounting period.  The unrealized mark-to-market gains and losses generally offset the losses and gains recorded on the yen liabilities.

         To reduce hedging costs, the Company sells a correlation option denominated in Japanese yen, Euros, Canadian dollars, Australian dollars and British pounds.  These correlation options are not designated as a hedge and the changes in the fair market value of the correlation options are included in "Miscellaneous, net."

Employee Stock Ownership Plans

         Pursuant to amended labor agreements which provide for wage and benefit reductions and work-rule changes which commenced July 1994, UAL agreed to issue convertible preferred stock to employees.  Note 2 of the Notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K contains additional discussion of the agreements, stock issued to employees and the related accounting treatment.  The final allocation of shares occurred in March 2001 as follows:  669,966 shares of Class 1 ESOP Preferred Stock were allocated under the Leveraged ESOP, 167,523 shares of Class 2 ESOP Preferred Stock were contributed to the Non-Leveraged ESOP and an additional 20,007 shares were allocated in "book entry" form under the Supplemental Plan.

Income Taxes

         The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended March 31, 2001
					Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$2,953	$ 745	$ 513	$ 207	$ 4,418	$ -	$ 4,418
Earnings (loss) before
income taxes	$ (320)	$(118)	$ (72)	$ (12)	$ (522)	$ -	$ (522)
(In Millions)	Three Months Ended March 31, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,190	$ 689	$ 446	$ 208	$ 4,533	$ -	$ 4,533
Earnings (loss) before
income taxes and
special charges	$ 164	$ 21	$ 3	$ 19	$ 207	$ -	$ 207
	Three Months Ended
	March 31
(In Millions)	2001	2000
Total earnings (loss) for reportable segments	$ (522)	$ 207
Special charges	-	(3)
Total earnings (loss) before income taxes and
cumulative effect of accounting change	$ (522)	$ 204

Other Comprehensive Income

         Total comprehensive income (loss) for the three months ending March 31, 2001 was $(302) million compared to $(176) million for the first quarter 2000.  Other comprehensive income consisted of net unrealized gains of $19 million in 2001 and net unrealized losses of $95 million in 2000.

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

         At March 31, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments.  An estimated $2.0 billion will be spent during the remainder of 2001, $1.7 billion in 2002 and $0.5 billion in 2003 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

US AIRWAYS ACQUISITION

         On May 24, 2000, UAL announced that it had entered into a definitive merger agreement with US Airways Group, Inc. ("US Airways") pursuant to which US Airways will be acquired by the Company in an all-cash transaction for $4.3 billion.  Additionally, UAL will assume approximately $1.7 billion in US Airways net debt and $6.3 billion in operating leases.  On October 12, 2000, the stockholders of US Airways approved the merger.  The transaction is subject to regulatory clearance and other customary closing conditions.  If the closing does not occur by August 1, 2001, the agreement generally may be terminated by either party and in such case UAL has agreed to pay US Airways a termination fee of $50 million.  Definitive financing agreements have not yet been arranged; however, UAL expects to incur up to approximately $4.5 billion in additional indebtedness, some or all of which may be incurred by United, through a combination of bank and public financing, to cover the cost of the acquisition as well as additional costs related to the integration of the airlines.  Following consummation of the transaction, the operations of US Airways will be integrated with those of United, although, in the near term, US Airways will remain as a separate subsidiary of UAL, not owned by United.

         The Company expects that the new network will make traveling more convenient for passengers, connecting US Airways' eastern U.S. markets with United's east-west and international markets, thereby creating the nation's most comprehensive airline network. However, the Company recognizes that it will incur significant costs associated with the integration of US Airways in order to achieve the anticipated benefits to both the Company and the millions of passengers and hundreds of communities served by United throughout the United States and that it may encounter difficulties in achieving these significant benefits.  Through March 31, 2001, the Company has deferred approximately $50 million in incremental direct costs related to the acquisition on its balance sheet.  Also, on June 20, 2000, the Company announced its intention to expand US Airways' maintenance facility in Pittsburgh at a total projected cost of $160 million, subject to closing of the US Airways transaction and the successful outcome of negotiations with local authorities.

         In addition, UAL and US Airways announced on May 24, 2000, that they had entered into a binding memorandum of understanding with Robert Johnson, a member of the US Airways' Board of Directors, under which Mr. Johnson would buy certain of US Airways' assets and create a new airline, to be called DC Air, which would compete on numerous routes currently served by US Airways in the Washington D.C. area.

         Furthermore, UAL and AMR Corporation ("AMR") on January 9, 2001 announced the approval of a binding memorandum of understanding ("MOU"), under which AMR's American Airlines subsidiary ("American") would provide competitive service on key hub-to-hub routes where United and US Airways currently are the only competitors with non-stop flights.  Under the MOU, American would also enter into a 20-year joint venture with United to jointly provide service on routes currently served by the US Airways Shuttle between New York's LaGuardia Airport, Washington, D.C.'s Reagan National Airport and Boston's Logan Airport.  In addition, the MOU provides that United would transfer a number of gates, slots and up to 86 aircraft acquired in its merger with US Airways to American.

         Under the MOU, AMR would pay UAL up to $1.2 billion in cash for this transaction and American would assume certain lease obligations and buy certain spare engines and other parts associated with the aircraft being transferred.

         On March 2, 2001, UAL announced that it had reached agreement with Atlantic Coast Airlines Holdings, Inc. ("ACAI") for US Airways to sell its three wholly owned regional airlines (Allegheny Airlines, Piedmont Airlines and PSA Airlines) to ACAI for an initial purchase price of $200 million.  UAL and ACAI will seek to agree upon the ultimate purchase price over an 18-month period.  If an ultimate purchase price is not agreed as to a carrier, then the transaction as to that carrier is subject to being unwound.  If ACAI is not the ultimate purchaser of at least one of the carriers, UAL has agreed to pay ACAI a termination fee of up to $10 million.  The transaction, which is contingent upon and will occur at the same time as closing of the proposed acquisition of US Airways, is subject to regulatory approvals and to certain termination rights by UAL.  In addition, at closing, the three carriers are expected to execute agreements to provide feeder service to the combined United and US Airways network.

         For accounting purposes, until the ultimate purchase price is agreed upon, this transaction will not be treated as a sale and the total assets and total liabilities of the three carriers will remain on the balance sheet of UAL.  UAL will recognize revenues and expenses from these feeder operations in the same manner as it would for any other United Express carrier.

         UAL and the various parties are in the process of negotiating definitive agreements to implement the MOU and ACAI agreements described above; however, there can be no assurances that such agreements will be completed.  Given the complexity of the transactions related to the US Airways acquisition and the regulatory review process, the Company is unable to determine when the transaction will close.

Summary of Results

         United's loss from operations was $(428) million in the first quarter of 2001, compared to operating earnings of $281 million in the first quarter of 2000.  United's net loss before the cumulative effect of an accounting change was $(324) million compared to net earnings of $128 million in the same period of 2000.

         Specific factors affecting United's consolidated operations for the first quarter of 2001 are described below.

First Quarter 2001 Compared with First Quarter 2000.

         Operating revenues decreased $115 million (3%) and United's revenue per available seat mile (unit revenue) decreased 2% to 10.49 cents.  Passenger revenues decreased $155 million (4%) primarily due to a 3% decrease in yield to 13.15 cents.  United's revenue passenger miles decreased slightly, while available seat miles across the system were down 1% over the first quarter of 2000; however, passenger load factor increased 0.1 point to 68.3%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(6%)	(6%)	(2%)
Pacific	12%	11%	(3%)
Atlantic	11%	12%	-
Latin America	(7%)	(5%)	7%
System	(1%)	(1%)	(3%)

         Cargo revenues decreased $25 million (12%) due to a 15% decrease in cargo ton miles as a result of the discontinuation of freighter operations in the fourth quarter 2000, offset by a 4% increase in yield.  Other operating revenues increased $65 million (19%) primarily due to increased fuel sales to third parties and increased revenues from the sale of miles to Mileage Plus partners.

         Operating expenses increased $594 million (14%) and United's cost per available seat mile (unit cost) increased 15%, from 10.00 cents to 11.51 cents.  Salaries and related costs increased $334 million (22%) due to new salary programs implemented for non-contract employees, the new contract with the Air Line Pilots Association, International and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $125 million (23%) due to a 25% increase in the average cost of fuel from 73.0 cents to 91.1 cents a gallon.  Commissions decreased $16 million (6%) as a result of a decrease in commissionable revenues.  Aircraft rent decreased $13 million (6%) due to a decrease in aircraft under operating leases as a result of aircraft retirements.  Depreciation and amortization increased $17 million (7%) due to an increase in the number of owned aircraft.  Cost of sales increased $53 million (21%) primarily due to costs associated with fuel sales to third parties.

         Other non-operating expense amounted to $94 million in the first quarter of 2001 compared to $77 million in the first quarter of 2000.  Interest expense increased $31 million (31%) due to new debt issuances during the latter part of 2000.  Interest income increased $18 million (120%) as a result of increased investment balances.  Miscellaneous, net includes $7 million in other foreign exchange losses in 2001, compared to $7 million in losses on currency options and $5 million of other foreign exchange gains in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash and cash equivalents and short-term investments was $1.5 billion at March 31, 2001, compared to $2.1 billion at December 31, 2000.  Cash flows from operating activities amounted to $178 million.  Financing activities included principal payments under debt and capital lease obligations of $36 million and $69 million, respectively.

         Property additions, including aircraft and aircraft spare parts, amounted to $619 million.  In the first quarter of 2001, United took delivery of four A319, three A320 and two B777 aircraft.  All of these aircraft were purchased.  In addition, United acquired two B757 aircraft off lease during the quarter and retired three DC10-30 and four B727 aircraft.

         At March 31, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $4.2 billion, after deducting advance payments.  Of this amount, an estimated $2.0 billion is expected to be spent during the remainder of 2001.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Labor Agreements

         On July 12, 2000, the Company's contracts with the IAM became amendable.  The Company has been in negotiations with the IAM since December 1999 for new contracts.  Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board ("NMB").  Under the terms of the Railway Labor Act, United's current agreements with the IAM remain in effect as negotiations continue.

         On March 30, 2001, the Aircraft Mechanics Fraternal Association ("AMFA") announced that it had received enough authorization cards to request the NMB to conduct an election challenging the IAM for representation of the Company's mechanics, one of the groups represented by the IAM.  The NMB is currently reviewing these cards, as well as other issues, to determine whether an election should be held.

         The Company's contract with the Association of Flight Attendants ("AFA"), which becomes amendable in 2006, provided for a mid-term compensation conference beginning in the first quarter of 2001.  Pursuant to the contract, the Company and the AFA began compensation conference negotiations in February 2001 and in April began arbitration proceedings.  On May 10, an arbitration panel concluded that United's flight attendants are not entitled to additional compensation at this time because United's overall flight attendant costs continue to exceed an index of flight attendant costs at peer carriers in the U.S. airline industry.

         In separate discussions designed to avoid the need for this conference and address potential integration issues related to the US Airways acquisition, the Company offered the AFA a 4% increase in exchange for the AFA's waiver of any claim that the scope clause in its labor contract applies to the US Airways acquisition, although the Company does not believe that obtaining such a waiver is legally required.  The AFA rejected this offer, countering with a request for a 20% increase, which the Company declined.  The AFA has threatened to disrupt operations if the US Airways transaction closes without the Company first having obtained the scope waiver.  Any such disruptions would violate both the current contract and federal labor law.  Should such action occur, the Company would take all necessary steps to minimize the impact on the Company and its customers.

OUTLOOK FOR 2001

         Information regarding guidance for United's 2001 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended March 31, 2001.

         Information included in the "Outlook for 2001" and "US Airways Acquistion" sections are forward-looking and involve risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact revenues, expenses, unit costs, capacity, earnings and the results and benefits of the pending merger between United and US Airways include, without limitation, the airline pricing environment; industry capacity decisions; competitors' route decisions; obtaining regulatory approvals for the United and US Airways merger; successfully integrating the businesses of United and US Airways; costs related to the United and US Airways merger; achieving cost-cutting synergies resulting from the United and US Airways merger; labor integration issues; the ultimate outcome of existing litigation; the success of the Company's cost-control efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2000.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 98	120.97	$ (4)
- Sold forwards	$ 43	125.16	$ -
Hong Kong Dollar - Sold forwards	$ 105	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (6)
Euro - Purchased forwards	$ 152	1.27	$ (17)

Currency options
Japanese Yen - Purchased put options	$ 187	119.25	$ 9
Australian Dollar - Purchased put options	$ 80	0.52	$ 4
British Pound - Purchased put options	$ 88	1.38	$ 1
Euro - Purchased put options	$ 59	0.88	$ 1
Canadian Dollar - Purchased put options	$ 67	1.58	$ 1
Correlation Basket Option - Sold	$ 481	N/A	$ (4)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 50	$ 26.13/bbl	$ -

*Estimated fair values represent the amount United would pay/receive on March 31, 2001 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

       A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b)   Form 8-K dated January 18, 2001 to report a press release to report earnings for the quarter ended December 31, 2000.

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

Dated:  May 14, 2001

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

</HTML>
</TEXT>
</DOCUMENT>