Form 10-Q
period 2001-08-09
UNITED AIR LINES INC
filed 2001-08-09
CIK 101001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 33-21220 *

UNITED AIR LINES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2675206 (I.R.S. Employer Identification No.)

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2001
Common Stock ($5 par value)	205

*  Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	June 30
	2001	December 31
Assets	(Unaudited)	2000

Current assets:
Cash and cash equivalents	$ 525	$ 1,468
Short-term investments	446	655
Receivables, net	1,462	1,212
Related party receivables	653	553
Income tax receivables	270	175
Inventories, net	390	424
Prepaid expenses and other	1,120	686
	4,866	5,173

Operating property and equipment:
Owned	20,604	19,411
Accumulated depreciation and amortization	(5,846)	(5,583)
	14,758	13,828

Capital leases	3,021	3,155
Accumulated amortization	(628)	(640)
	2,393	2,515
	17,151	16,343

Other assets:
Investments	614	416
Intangibles, net	655	671
Related party receivables	475	467
Aircraft lease deposits	659	710
Prepaid rent	91	499
Other, net	1,084	790
	3,578	3,553

	$25,595	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	June 30
	2001	December 31
Liabilities and Stockholder's Equity	(Unaudited)	2000

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 930	$ 438
Related party debt maturing within one year	144	155
Advance ticket sales	1,890	1,454
Accrued salaries, wages and benefits	1,659	1,508
Accounts payable	1,230	1,149
Related party payables	224	187
Other	2,306	2,155
	8,383	7,046

Long-term debt	4,573	4,740

Long-term obligations under capital leases	2,061	2,261

Other liabilities and deferred credits:
Deferred pension liability	306	136
Postretirement benefit liability	1,648	1,557
Deferred gains	867	912
Deferred income taxes	1,170	1,265
Other	1,018	929
	5,009	4,799

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	443	571

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	232	232
ESOP capital	3,563	3,432
Retained earnings	1,068	1,833
Accumulated other comprehensive income	269	163
Other	(6)	(8)
	5,126	5,652

	$25,595	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months
	Ended June 30
	2001	2000
Operating revenues:
Passenger	$ 4,028	$ 4,567
Cargo	197	233
Other	423	298
	4,648	5,098
Operating expenses:
Salaries and related costs	1,873	1,644
Aircraft fuel	693	589
Commissions	255	252
Purchased services	458	429
Aircraft rent	207	223
Landing fees and other rent	269	250
Depreciation and amortization	268	247
Special charges	-	61
Cost of sales	344	196
Aircraft maintenance	200	163
Other	437	447
	5,004	4,501

Earnings (loss) from operations	(356)	597

Other income (expense):
Interest expense	(129)	(97)
Interest capitalized	22	20
Interest income	24	20
Equity in earnings (losses) of affiliates	3	(1)
Miscellaneous, net	(15)	(13)
	(95)	(71)

Earnings (loss) before income taxes	(451)	526
Provision (credit) for income taxes	(157)	195

Net earnings (loss)	$ (294)	$ 331

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2001	2000
Operating revenues:
Passenger	$ 7,840	$ 8,535
Cargo	389	450
Other	837	646
	9,066	9,631
Operating expenses:
Salaries and related costs	3,722	3,160
Aircraft fuel	1,358	1,128
Commissions	488	501
Purchased services	911	832
Aircraft rent	415	446
Landing fees and other rent	508	483
Depreciation and amortization	520	478
Special charges	-	64
Cost of sales	651	450
Aircraft maintenance	399	352
Other	878	858
	9,850	8,752

Earnings (loss) from operations	(784)	879

Other income (expense):
Interest expense	(262)	(198)
Interest capitalized	45	40
Interest income	58	36
Equity in earnings (losses) of affiliates	3	(2)
Miscellaneous, net	(33)	(25)
	(189)	(149)
Earnings (loss) before income taxes
and cumulative effect	(973)	730
Provision (credit) for income taxes	(355)	271

Earnings (loss) before cumulative effect	(618)	459
Cumulative effect of accounting change, net	3	(209)
Net earnings (loss)	$ (615)	$ 250

See accompanying notes to consolidated financial statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2001	2000
Cash and cash equivalents at beginning
of period	$ 1,468	$ 235

Cash flows from operating activities	336	2,127

Cash flows from investing activities:
Additions to property and equipment	(1,287)	(1,122)
Proceeds on disposition of property and
equipment	4	6
Decrease (increase) in short-term investments	209	(204)
Increase in related party receivables	(8)	(8)
Other, net	(33)	(153)
	(1,115)	(1,481)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	211	200
Repayment of long-term debt	(124)	(279)
Principal payments under capital
lease obligations	(135)	(98)
Dividend to parent company	(150)	-
Decrease in short-term borrowings	-	(61)
Aircraft lease deposits	8	5
Decrease in related party debt	(11)	(16)
Other, net	37	12
	(164)	(237)

Increase (decrease) in cash and cash equivalents	(943)	409

Cash and cash equivalents at end of period	$ 525	$ 644

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 205	$ 157
Income taxes	$ -	$ 16

Non-cash transactions:
Long-term debt incurred in connection
with additions to other assets	$ 237	$ -
Capital lease obligations incurred	$ -	$ 3
Net unrealized gain (loss) on investments	$ 105	$ (170)

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

Accounting Changes

         Effective January 1, 2001, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended.  Under SFAS No. 133, all derivatives (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  All ineffective portions of a hedge are recorded in "Miscellaneous, net" as they occur.

         The adoption of SFAS No. 133 resulted in a cumulative credit of $3 million, net of tax, to 2001 earnings.

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

         The Company hedges some of the risks of exchange rate volatility on its anticipated future Japanese yen, Euro, Canadian dollar, Australian dollar and British pound revenues by purchasing put options and on Hong Kong dollar revenues by entering into forward contracts.  These options and forwards have a duration of less than one year and the amounts are synchronized with the expected cash receipts.  Accordingly, the put options and forwards have been designated as cash flow hedges of the anticipated cash receipts.  Changes in the fair value of purchased put option contracts are recorded in other comprehensive income (net of tax) and the effective portion is recognized as a component of passenger revenue when the underlying hedged revenue is recorded.  United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value.

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

         The ineffectiveness resulting from the changes in fair value of these aircraft fuel and interest rate hedge positions was immaterial.  There was no ineffectiveness resulting from the changes in fair value of the foreign currency hedge positions reported in the first six months' earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $3 million before income taxes and were recorded in "Miscellaneous, net."  No amounts were reclassified to earnings during the first six months in connection with forecasted transactions that were no longer considered probable of occurrence.

         The following is a reconciliation of current period changes (net of tax) of the portion of stockholders'equity relating to derivatives that qualify as cash flow hedges:

(In Millions)	(debit)/credit
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	4
Reclassifications into earnings, net	(12)
Balance as of June 30, 2001	$ (12)

         Of this amount, less than $1 million in losses is expected to be recorded into earnings within the next twelve months.  At June 30, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

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

Income Taxes

         The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.  During the second quarter of 2001, the Company adjusted its estimated annual effective tax rate, as a result of a reduction in the amount of quarterly dividend payments to ESOP shareholders and revised estimated pre-tax book losses for the remainder of 2001.

Long-Term Debt

The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper which was classified as long-term debt.  The proceeds from the commercial paper were used to refinance certain equipment certificates supporting leveraged lease transactions.  The Company intends to terminate this transaction in the third quarter 2001 using proceeds from refinancing the equipment certificates (classified as other current assets) to pay off the debt, and therefore has reclassified $537 million in long-term debt to short-term as of June 30, 2001.

Investments

         United owns 15,940,000 shares (18%) in Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry.  On June 18, 2001, Galileo announced that it had reached agreement with Cendant Corporation ("Cendant") for Cendant to acquire all of the outstanding common stock of Galileo for a combination of stock and cash.  United, as the largest stockholder of Galileo, has entered into an agreement with Cendant to support the transaction and has provided Cendant with a proxy to vote the Galileo shares owned by United in favor of the transaction.  This transaction, which is subject to regulatory approvals, is expected to close in the fall of 2001 and would result in a gain to United of approximately $270 million, net of tax, based on the current estimated total proceeds of $33 per share.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended June 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,083	$ 748	$ 627	$ 190	$ 4,648	$ -	$ 4,648
Earnings (loss) before
income taxes	$ (238)	$(121)	$ (65)	$ (27)	$ (451)	$ -	$ (451)
(In Millions)	Three Months Ended June 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,536	$ 769	$ 597	$ 196	$ 5,098	$ -	$ 5,098
Earnings before income
taxes and special charges	$ 475	$ 29	$ 71	$ 12	$ 587	$ -	$ 587
(In Millions)	Six Months Ended June 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 6,035	$ 1,492	$ 1,141	$ 398	$ 9,066	$ -	$ 9,066
Earnings (loss) before
income taxes	$ (558)	$ (239)	$ (137)	$ (39)	$ (973)	$ -	$ (973)
(In Millions)	Six Months Ended June 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 6,726	$1,458	$1,043	$ 404	$ 9,631	$ -	$ 9,631
Earnings before income
taxes and special charges	$ 639	$ 50	$ 74	$ 31	$ 794	$ -	$ 794
	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2001	2000	2001	2000
Total earnings (loss) for reportable segments	$ (451)	$ 587	$ (973)	$ 794
Special charges	-	(61)	-	(64)
Total earnings (loss) before income taxes and
cumulative effect of accounting change	$ (451)	$ 526	$ (973)	$ 730

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and six-month periods ending June 30, 2001 was $(207) million and $(509) million, respectively, compared to $256 million and $80 million for the three- and six-month periods ending June 30, 2000, respectively.  Other comprehensive income consisted of net unrealized gains (losses) of $87 million and $106 million for the three- and six-month periods ending June 30, 2001, respectively, and $(75) million and $(170) million for the three- and six-month periods ending June 30, 2000, respectively.

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

         At June 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments.  An estimated $1.5 billion will be spent during the remainder of 2001, $1.7 billion in 2002 and $0.6 billion in 2003 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2003.  United has no aircraft on order for delivery beyond 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

US AIRWAYS ACQUISITION

         On May 24, 2000, UAL announced that it had entered into a definitive merger agreement with US Airways Group, Inc. ("US Airways") pursuant to which US Airways would be acquired by UAL.  On July 27, 2001, UAL and US Airways announced that they had terminated their merger agreement as a result of regulatory opposition to the merger.

RESULTS OF OPERATIONS

         The second quarter of 2001 continued to be a challenging quarter for the airline industry and United in particular.  The effects of the weaker economy have affected the airline industry more than other areas of the economy, as corporations reduce their business travel budgets and change their travel behavior.  United has experienced a significant revenue decline as a result of the decrease in business traffic, which has impacted both unit revenues and yields.

Summary of Results

         United's loss from operations was $(356) million in the second quarter of 2001, compared to operating earnings of $597 million in the second quarter of 2000.  United's net loss was $(294) million, compared to net earnings of $331 million in the same period of 2000.

         In the first six months of 2001, United's loss from operations was $(784) million, compared to operating earnings of $879 million in the first six months of 2000.  United's net loss before the cumulative effect of an accounting change was $(618) million, compared to net earnings before the cumulative effect of an accounting change of $459 million in the same period of 2000.

         The 2000 earnings for the quarter and six months include a special charge of $15 million, net of tax, for seven leased B747-238 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000 and a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777-222 aircraft, which was replaced by an enhanced and more reliable inflight video system.  In addition, the 2000 earnings for the six-month period include a special charge of $3 million, net of tax, associated with the asset write-down and losses related to subleases on non-operating aircraft previously used in the United Express operation.

         Specific factors affecting United's consolidated operations for the second quarter and first six months of 2001 are described below.

Second Quarter 2001 Compared with Second Quarter 2000.

         Operating revenues decreased $450 million (9%) and United's revenue per available seat mile (unit revenue) decreased 10% to 10.40 cents.  Passenger revenues decreased $539 million (12%) primarily due to a 10% decrease in yield to 12.22 cents.  United's revenue passenger miles decreased 2%, while available seat miles across the system increased 1% over the second quarter of 2000, resulting in a decrease to passenger load factor of 2.4 points to 73.2%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(2%)	(6%)	(10%)
Pacific	5%	4%	(9%)
Atlantic	13%	7%	(8%)
Latin America	(2%)	(3%)	(2%)
System	1%	(2%)	(10%)

         Cargo revenues decreased $36 million (15%) primarily due to a 16% decrease in cargo ton miles largely as a result of the discontinuation of freighter operations in the fourth quarter 2000.  Other operating revenues grew $125 million (42%) primarily due to a $133 million increase in fuel sales to third parties.

         Operating expenses increased $503 million (11%) and United's cost per available seat mile (unit cost) increased 10%, from 10.21 cents to 11.20 cents.  Salaries and related costs increased $229 million (14%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $104 million (18%) due to an 18% increase in the average cost of fuel from 75.0 cents to 88.2 cents a gallon.  Aircraft rent decreased $16 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $21 million (9%) due to an increase in the number of owned aircraft. Cost of sales increased $148 million (76%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $37 million (23%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $95 million in the second quarter of 2001 compared to $71 million in the second quarter of 2000.  Interest expense increased $32 million (33%) due to new debt issuances during the latter part of 2000.

Six Months 2001 Compared with Six Months 2000.

         Operating revenues decreased $565 million (6%) and United's revenue per available seat mile (unit revenue) decreased 6% to 10.45 cents.  Passenger revenues decreased $695 million (8%) primarily due to a 7% decrease in yield to 12.66 cents.  United's revenue passenger miles decreased slightly, while available seat miles across the system remained unchanged from the first six months of 2000; as a result, passenger load factor decreased 1.2 point to 70.8%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(4%)	(6%)	(7%)
Pacific	8%	7%	(6%)
Atlantic	13%	9%	(5%)
Latin America	(4%)	(4%)	2%
System	-%	(1%)	(7%)

         Cargo revenues decreased $61 million (14%) due to a 16% decrease in cargo ton miles as a result of the discontinuation of freighter operations in the fourth quarter 2000, offset by a 2% increase in yield.  Other operating revenues grew $191 million (30%) primarily due to a $178 million increase in fuel sales to third parties.

         Operating expenses increased $1.1 billion (13%) and United's cost per available seat mile (unit cost) increased 12%, from 10.11 cents to 11.35 cents.  Salaries and related costs increased $562 million (18%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $230 million (20%) due to a 21% increase in the average cost of fuel from 74.1 cents to 89.6 cents a gallon.  Aircraft rent decreased $31 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $42 million (9%) due to an increase in the number of owned aircraft.  Cost of sales increased $201 million (45%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $47 million (13%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $189 million in the first six months of 2001 compared to $149 million in the first six months of 2000.  Interest expense increased $64 million (32%) due to new debt issuances during the latter part of 2000.  Interest income increased $22 million (61%) as a result of increased investment balances.  Miscellaneous, net includes $12 million in other foreign exchange losses and $4 million in losses on currency options in 2001, compared to $10 million in losses on currency options in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash and cash equivalents and short-term investments was $971 million at June 30, 2001, compared to $2.1 billion at December 31, 2000.  Cash flows from operating activities amounted to $336 million.  Financing activities included principal payments under debt and capital lease obligations of $124 million and $135 million, respectively.

         Property additions, including aircraft and aircraft spare parts, amounted to $1.3 billion.  In the first six months of 2001, United took delivery of eight A319, seven A320, one B767 and four B777 aircraft.  All of these aircraft were purchased.  In addition, United acquired two B757 and one B737 aircraft off lease during the period and retired three DC10-30 and five B727 aircraft.

         During the second quarter of 2001, United cancelled its $750 million revolving credit facility and reduced the maximum available borrowings under a separate short-term facility  from $227 million to $133 million.  There were no borrowings outstanding under this arrangement at June 30, 2001.

         At June 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.8 billion, after deducting advance payments.  Of this amount, an estimated $1.5 billion is expected to be spent during the remainder of 2001.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

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

         On March 30, 2001, the Aircraft Mechanics Fraternal Association ("AMFA") announced that it had received enough authorization cards to request the NMB to conduct an election challenging the IAM for representation of the Company's mechanics, one of the groups represented by the IAM.  The NMB is currently reviewing these cards, as well as other issues, to determine if an election should be held.

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

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  SFAS No. 141 is effective for combinations initiated after June 30, 2001 and requires the use of the purchase method in accounting for business combinations.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to test all goodwill and indefinite-lived intangible assets for impairment and to cease amortization of such assets.  The Company intends to adopt SFAS No. 142 beginning in the first quarter 2002.  The Company has not yet quantified the impact of adopting SFAS No. 142 on the financial statements, but it could result in significant changes to the classification and recording of intangibles and amortization expense currently on the books.

OUTLOOK

         Information regarding guidance for United's outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended June 30, 2001.

         Information included in the "Outlook" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact revenues, expenses, unit costs, capacity and earnings include, without limitation, the airline pricing environment; industry capacity decisions; competitors' route decisions; the ultimate outcome of existing litigation; the success of the Company's cost-reduction efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs and operations; operational disruptions as a result of bad weather, air traffic control-related difficulties and labor issues; the growth of e-commerce and off-tariff distribution channels; the effective deployment of customer service tools and resources; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2000.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 79	120.68	$ (2)
- Sold forwards	$ 43	124.36	$ -
Hong Kong Dollar - Sold forwards	$ 75	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (6)
Euro - Purchased forwards	$ 152	1.27	$ (17)

Currency options
Japanese Yen - Purchased put options	$ 151	118.84	$ 7
Australian Dollar - Purchased put options	$ 47	0.52	$ 1
British Pound - Purchased put options	$ 58	1.38	$ 1
Euro - Purchased put options	$ 29	0.88	$ 1
Canadian Dollar - Purchased put options	$ 47	1.58	$ -
Correlation Basket Option - Sold	$ 332	N/A	$ (4)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 45	$ 26.64/bbl	$ (1)
Purchased forward contracts - Heating oil	$ 87	$ 32.16/bbl	$ (4)

*Estimated fair values represent the amount United would pay/receive on June 30, 2001 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)     Exhibits

             A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

    (b)     Form 8-K dated April 18, 2001 to report a press release reporting first quarter earnings.

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

Dated:  August 9, 2001

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges