Form 10-Q
period 2001-09-30
UNITED AIR LINES INC
filed 2001-11-13
CIK 101001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes    X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2001
Common Stock ($5 par value)	205

*  Registrant is the wholly-owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	September 30
	2001	December 31
Assets	(Unaudited)	2000

Current assets:
Cash and cash equivalents	$ 1,890	$ 1,468
Short-term investments	628	655
Receivables, net	1,255	1,212
Related party receivables	628	553
Income tax receivables	271	175
Inventories, net	318	424
Prepaid expenses and other	1,102	686
	6,092	5,173

Operating property and equipment:
Owned	18,746	19,411
Accumulated depreciation and amortization	(4,637)	(5,583)
	14,109	13,828

Capital leases	2,790	3,155
Accumulated amortization	(450)	(640)
	2,340	2,515
	16,449	16,343

Other assets:
Investments	421	416
Intangibles, net	1,087	671
Related party receivables	567	467
Aircraft lease deposits	706	710
Prepaid rent	83	499
Other, net	940	790
	3,804	3,553

	$26,345	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position
(In Millions)

	September 30
	2001	December 31
Liabilities and Stockholder's Equity	(Unaudited)	2000

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 969	$ 438
Related party debt maturing within one year	147	155
Advance ticket sales	1,576	1,454
Accrued salaries, wages and benefits	1,940	1,508
Accounts payable	1,364	1,149
Related party payables	275	187
Other	2,551	2,155
	8,822	7,046

Long-term debt	6,292	4,740

Long-term obligations under capital leases	2,051	2,261

Other liabilities and deferred credits:
Deferred pension liability	1,380	136
Postretirement benefit liability	1,705	1,557
Deferred gains	850	912
Deferred income taxes	232	1,265
Other	1,068	929
	5,235	4,799

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	437	571

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	231	232
ESOP capital	3,569	3,432
Retained earnings (deficit)	(111)	1,833
Accumulated other comprehensive income	(175)	163
Other	(6)	(8)
	3,508	5,652

	$26,345	$25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months
	Ended September 30
	2001	2000
Operating revenues:
Passenger	$ 3,455	$ 4,291
Cargo	157	234
Other	485	391
	4,097	4,916
Operating expenses:
Salaries and related costs	1,880	1,898
Aircraft fuel	655	664
Commissions	128	280
Purchased services	456	433
Aircraft rent	207	224
Landing fees and other rent	260	235
Depreciation and amortization	258	253
Aircraft maintenance	174	170
Cost of sales	385	279
Other	445	498
Special charges	1,313	12
	6,161	4,946

Loss from operations	(2,064)	(30)

Other income (expense):
Interest expense	(132)	(105)
Interest capitalized	19	17
Interest income	17	27
Equity in earnings (losses) of affiliates	2	(6)
Non-operating special charges	(49)	(61)
Airline stabilization grant	391	-
Miscellaneous, net	(41)	(8)
	207	(136)

Loss before income taxes and extraordinary item	(1,857)	(166)
Credit for income taxes	(678)	(61)

Loss before extraordinary item	(1,179)	(105)
Extraordinary loss on debt, net of tax	-	(6)
Net loss	$(1,179)	$ (111)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2001	2000
Operating revenues:
Passenger	$ 11,295	$ 12,826
Cargo	547	684
Other	1,321	1,037
	13,163	14,547
Operating expenses:
Salaries and related costs	5,602	5,057
Aircraft fuel	2,013	1,792
Commissions	616	781
Purchased services	1,367	1,266
Aircraft rent	623	669
Landing fees and other rent	768	717
Depreciation and amortization	778	731
Aircraft maintenance	573	522
Cost of sales	1,036	729
Other	1,322	1,358
Special charges	1,313	76
	16,011	13,698

Earnings (loss) from operations	(2,848)	849

Other income (expense):
Interest expense	(394)	(304)
Interest capitalized	63	57
Interest income	74	63
Equity in earnings (losses) of affiliates	5	(8)
Non-operating special charges	(49)	(61)
Airline stabilization grant	391	-
Miscellaneous, net	(72)	(33)
	18	(286)
Earnings (loss) before income taxes,
extraordinary item and cumulative effect	(2,830)	563
Provision (credit) for income taxes	(1,033)	209

Earnings (loss) before extraordinary item
and cumulative effect	(1,797)	354
Extraordinary loss on debt, net of tax	-	(6)
Cumulative effect of accounting change, net of tax	3	(209)
Net earnings (loss)	$ (1,794)	$ 139

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2001	2000
Cash and cash equivalents at beginning
of period	$1,468	$ 235

Cash flows from operating activities	591	2,457

Cash flows from investing activities:
Additions to property and equipment	(1,798)	(1,979)
Proceeds on disposition of property and
equipment	167	68
Decrease (increase) in short-term investments	27	(228)
Increase in related party receivables	(92)	(8)
Other, net	(25)	(141)
	(1,721)	(2,288)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,982	874
Repayment of long-term debt	(142)	(420)
Principal payments under capital
lease obligations	(179)	(159)
Decrease in equipment debt certificates
under Company leases	18	43
Dividends to parent company	(150)	(100)
Decrease in short-term borrowings	-	(61)
Decrease in related-party debt	(8)	(15)
Other, net	31	4
	1,552	166

Increase in cash and cash equivalents	422	335

Cash and cash equivalents at end of period	$ 1,890	$ 570

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 266	$ 217
Income taxes	$ 1	$ 16

Non-cash transactions:
Long-term debt incurred in connection
with additions to other assets	$ 232	$ -
Capital lease obligations incurred	$ -	$ 76
Increase in pension intangible assets	$ 437	$ -
Net unrealized gain (loss) on investments	$ (27)	$ (232)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments, which include normal recurring adjustments, the impact of the September 11 terrorist attacks referred to below and other special charges, necessary for a fair presentation of the results of operations for the three- and nine-month periods have been made.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 2000.

Special Charges Related to the September 11 Terrorist Attacks

         On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks.  For further information, see "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In a direct response to the adverse impact on air travel as a result of the September 11 terrorist attacks, United announced that it would reduce capacity by as much as 23 percent, which would allow for the retirement of the entire B727-200 and B737-200 fleets.  In addition, on September 19, United announced that it would furlough approximately 20,000 employees.

         During the third quarter, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, as of September 30, 2001, United had received $391 million in compensation under the Air Transportation Safety and System Stabilization Act.  (See "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.)

         The special charge is made up of the following (in millions):

	Amount	Amount
Special charges:		(net of tax)
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313	$ 834
Non-operating special charges	49	31
Airline stabilization grant	(391)	(248)
Special charges, net of grant	$ 971	$ 617

         As a result of the grounding of the B727-200 and B737-200 fleets, the Company recorded a charge of $271 million, reflecting the write down of the fleets to fair value.

         Due to the changes being implemented to United's operations, the Company has reviewed its fleet for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").  Under SFAS No. 121, United's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value.  The amount of the charge is the difference between the asset's carrying value and fair market value.  Management has determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets will be less than their carrying value.  Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions.  These models were based upon projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets where these aircraft will operate.  The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties.  Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

         Also included in the special charge is $107 million relating to the write-off of capital projects no longer being pursued.  Additionally, United has recorded a non-operating special charge of $48 million relating to the write-down of residual values on certain non-operating equipment.

         As a result of recording the above special charges related to aircraft and capital projects, depreciation and amortization expense will decrease by approximately $80 million in 2002.

          The Company has begun the process of furloughing approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees).  In connection with the furloughs, United has accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.  As a direct result of the revaluation of the pension plans, shareholders' equity at September 30, 2001 was reduced by $311 million due to the reduction in the discount rate and the change in the portfolio asset value as a result of the current economic environment.

          The special charge also includes $181 million for amounts due under executory contracts with third parties, including aircraft manufacturers, software vendors, food suppliers and governmental authorities.

Accounting Changes

         Effective January 1, 2001, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended.  Under SFAS No. 133, all derivatives (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at fair value and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  All ineffective portions of a hedge are recorded in "Miscellaneous, net" as they occur.

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

Derivative Financial Instruments

         The ineffectiveness resulting from the changes in fair value of aircraft fuel and interest rate hedge positions was immaterial.  There was no ineffectiveness resulting from the changes in fair value of foreign currency hedge positions reported in the first nine months' earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $4 million before income taxes and were recorded in "Miscellaneous, net."

         The following is a reconciliation of current period changes (net of tax) of the portion of stockholder's equity relating to derivatives that qualify as cash flow hedges:

(In Millions)	(decrease)/increase
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	(8)
Reclassifications into earnings, net	(12)
Balance as of September 30, 2001	$ (24)

         Of this amount, $12 million in losses is expected to be recorded into earnings within the next twelve months.  At September 30, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

Income Taxes

         The provision for income taxes is based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.  During the second quarter of 2001, the Company adjusted its estimated annual effective tax rate, primarily as a result of a reduction in the amount of quarterly dividend payments to ESOP shareholders and revised estimated pre-tax book losses for the remainder of 2001.

Long-Term Debt

         During the third quarter, United issued $300 million in long-term debt to finance the acquisition of aircraft, as well as $1.5 billion in enhanced equipment trust certificates to finance certain owned aircraft.

         The Company, through a special-purpose financing entity that is consolidated, has issued commercial paper which was originally classified as long-term debt.  The proceeds from the commercial paper were used to refinance certain equipment certificates supporting leveraged lease transactions.  The Company has terminated this transaction using proceeds from an interim bank facility to pay off the commercial paper.  The bank facility financing is classified as short-term debt.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended September 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 2,636	$ 700	$ 594	$ 167	$ 4,097	$ -	$ 4,097
Earnings (loss) before income
taxes and special charges	$ (603)	$(137)	$ (103)	$ (43)	$ (886)	$ -	$ (886)

(In Millions)	Three Months Ended September 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,195	$ 874	$ 647	$ 200	$ 4,916	$ -	$ 4,916
Earnings (loss) before income
taxes and special charges	$ (148)	$ 25	$ 43	$ (13)	$ (93)	$ -	$ (93)

(In Millions)	Nine Months Ended September 30, 2001
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 8,672	$ 2,192	$ 1,734	$ 565	$ 13,163	$ -	$ 13,163
Earnings (loss) before income
taxes and special charges	$(1,162)	$ (375)	$ (240)	$ (82)	$(1,859)	$ -	$ (1,859)

(In Millions)	Nine Months Ended September 30, 2000
Reportable
				Latin	Segment		Consolidated
	Domestic	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 9,921	$ 2,332	$ 1,690	$ 604	$ 14,547	$ -	$14,547
Earnings before income
taxes and special charges	$ 490	$ 74	$ 117	$ 19	$ 700	$ -	$ 700

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2001	2000	2001	2000
Total earnings (loss) for reportable segments	$ (886)	$ (93)	$ (1,859)	$ 700
Special charges	(1,313)	(12)	(1,313)	(76)
Non-operating special charges	(49)	(61)	(49)	(61)
Airline stabilization grant	391	-	391	-
Total earnings (loss) before income taxes,
extraordinary loss on debt and cumulative
effect of accounting change	$(1,857)	$ (166)	$(2,830)	$ 563

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and nine-month periods ending September 30, 2001 was $(1.6) billion and $(2.1) billion, respectively, compared to $(173) million and $(93) million for the three- and nine-month periods ending September 30, 2000, respectively.  Other comprehensive income consisted of an adjustment to the minimum pension liability of $(311) million in the third quarter 2001 and net unrealized gains (losses) of $(133) million and $(27) million for the three- and nine-month periods ending September 30, 2001, respectively, and $(62) million and $(232) million for the three- and nine-month periods ending September 30, 2000, respectively.

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

         In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004.  In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.  As a result of the events of September 11 and the subsequent reduction in the Company's operations and capital spending, United believes it is not likely to meet one or both of these targets; however, the Company is adequately reserved for these contingencies.

         At September 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.2 billion, after deducting advance payments.  An estimated $0.9 billion will be spent during the remainder of 2001, $1.7 billion in 2002 and $0.6 billion in 2003 and thereafter.  The major commitments are for the purchase of A319, A320, B767 and B777 aircraft, which are scheduled to be delivered through 2003.  United is currently negotiating with both The Boeing Company and Airbus Industrie to delay future deliveries of aircraft beyond 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 11 Terrorist Attacks

         On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the Federal Aviation Administration ("FAA") ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  Passenger traffic and yields on the Company's flights declined significantly when flights were permitted to resume, and the Company refunded significant numbers of tickets.  Since that time, the Company has experienced significantly reduced revenue and has incurred additional costs as compared to its forecasts made prior to September 11, 2001.  Although domestic load factors on the Company's flights are gradually increasing to levels similar to what it experienced prior to September 11 (however, on significantly less capacity), yields remain at unusually low levels and international load factors remain depressed.

         In a direct response to the adverse impact on air travel as a result of the terrorist attacks, United has reduced its capacity by 23 percent based on system-wide available seat miles compared to levels prior to September 11.  This schedule reduction allowed for the retirement of the entire B727-200 and B737-200 fleets, effective November 1, 2001.  On September 19, United announced that it will furlough approximately 20,000 employees.  Additionally, United has converted six stations to United Express.  United's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

         On September 22, 2001, the President signed the Air Transportation Safety and System Stabilization Act (the "Act").  The Act is intended to compensate victims of the terrorist attacks as well as air carriers for losses incurred as a result of such attacks.  Among other things, the Act provides  (1) for the payment of an aggregate of $5 billion to air carriers for losses incurred as a result of the ground stop order issued on September 11 and incremental losses incurred by air carriers through December 31, 2001 as a direct result of the terrorist attacks; (2) that the liability of any air carrier, including United, for all claims arising out of the terrorist attacks will not be greater than the limits of the liability coverage maintained by that carrier; (3) for the issuance of loan guarantees of up to an aggregate of $10 billion in debt of air carriers; (4) the authority of the Secretary of Transportation to reimburse air carriers for the increase in insurance premiums for coverage through October 1, 2002 and, at the discretion of the Secretary of Transportation, limitation of liability for U.S. air carriers for acts of terrorism committed during a 180-day period following the date of the Act; (5) a compensation program for victims and their relatives; (6) for an extension of the due date for payment of excise taxes; and (7) that communities that had air service prior to September 11 continue to receive adequate air service.

         The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects to recover that amount from its insurance carriers as claims are settled and, in any event, the Company believes that, under the Act, its liability will be limited to the amount recovered from its insurance carriers.

         United's aircraft liability insurance coverage for claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils was cancelled effective September 26, 2001.  United obtained replacement coverage, although it will be charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.  The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers or property up to two times the airline's limit of liability available prior to September 11, 2001 for renewable 30-day periods, up to a maximum of 180 days.

         As of September 30, 2001 United had received $391 million out of an expected $780 million in compensation under the Act.  This amount is recorded as non-operating income in the Statements of Consolidated Operations.

RESULTS OF OPERATIONS

Summary of Results

         United's revenues, yield, revenue passenger miles and available passenger miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations.  The Company estimates the September 11 terrorist attacks to have negatively impacted the Company's revenues by approximately $500 million during the third quarter.

         United's loss from operations was $(2.1) billion in the third quarter of 2001, compared to an operating loss of $(30) million in the third quarter of 2000.  United's net loss was $(1.2) billion, compared to a net loss before an extraordinary loss on early extinguishment of debt of $(105) million in the same period of 2000.

         In the first nine months of 2001, United's loss from operations was $(2.8) billion, compared to operating earnings of $849 million in the first nine months of 2000.  United's net loss before the cumulative effect of an accounting change was $(1.8) billion, compared to net earnings before the cumulative effect of an accounting change and an extraordinary loss on debt, of $354 million in the same period of 2000.

         During the third quarter of 2001, United recorded a special charge of $834 million, net of tax, in operating expense and $31 million, net of tax, in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, United received $248 million, net of tax, in compensation under the Act.  (See "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements.)

         The 2000 earnings for the quarter and nine months include a special charge of $8 million, net of tax, for the planned early retirement of four leased DC10-30s, as well as an impairment loss of $38 million, net of tax, related to the Company's equity investment in Priceline.com.  In addition, the 2000 earnings for the nine months include a special charge of $15 million, net of tax, for seven leased B747 aircraft that will continue to be leased but will no longer be used for operating purposes beyond 2000; a special charge of $23 million, net of tax, for the retirement of the inflight video system on certain B777 aircraft; and a special charge of $3 million, net of tax, for losses related to subleases on non-operating aircraft.

         Specific factors affecting United's consolidated operations for the third quarter and first nine months of 2001 are described below.

Third Quarter 2001 Compared with Third Quarter 2000.

         Operating revenues decreased $819 million (17%) and United's revenue per available seat mile (unit revenue) decreased 13% to 9.52 cents.  The Company was experiencing revenue weakness prior to September 11 as a result of the worsening U.S. economy and after the events of September 11, the situation only grew worse.  Over the third quarter, passenger unit revenue for July was down 15% from last year, August was 7% lower on a depressed base last year and September was 30% lower.  Passenger unit revenue for the second half of September was down 44%.  Passenger revenues decreased $836 million (19%) on a 6% decrease in revenue passenger miles and a 14% decrease in yield.  United's available seat miles across the system decreased 5% from the third quarter of 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.5 points to 73.1%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(6%)	(7%)	(14%)
Pacific	(5%)	(8%)	(16%)
Atlantic	4%	-%	(13%)
Latin America	(8%)	(13%)	(8%)
System	(5%)	(6%)	(14%)

         Cargo revenues decreased $77 million (33%) primarily due to a 30% decrease in cargo ton miles as a result of the September 11 terrorist attacks, as the FAA did not permit the carriage of cargo and mail for nearly six days following the immediate ground stop order.  Other operating revenues grew $94 million (24%) primarily due to a $104 million increase in fuel sales to third parties.

         Operating expenses decreased $86 million (2%) and United's cost per available seat mile (unit cost) increased 3%, from 10.95 cents to 11.27 cents, excluding special charges.  In addition to the specific explanations provided below, the events of September 11 and the Company's response to those events, caused a favorable impact on certain operating expenses, including aircraft fuel, commissions and purchased services.  Commissions decreased $152 million (54%) due to the decrease in commissionable revenues as a result of the events of September 11 and a change to the commission structure implemented in August 2001.  Aircraft rent decreased $17 million (8%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Landing fees and other rent increased $25 million (11%) primarily due to increased rates at various airports.  Cost of sales increased $106 million (38%) primarily due to costs associated with fuel sales to third parties.

         Other non-operating expense amounted to $135 million in the third quarter of 2001 compared to $75 million in the third quarter of 2000, excluding special charges and the airline stabilization grant.  Interest expense increased $27 million (26%) due to new debt issuances.  Interest income decreased $10 million (37%) as a result of lower average investment balances.

Nine Months 2001 Compared with Nine Months 2000.

         Operating revenues decreased $1.4 billion (10%) and United's revenue per available seat mile (unit revenue) decreased 8% to 10.14 cents.  Passenger revenues decreased $1.5 billion (12%) due to a 3% decrease in revenue passenger miles and a 9% decrease in yield to 12.06 cents.  United's available seat miles across the system decreased 1% from the first nine months of 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.3 points to 71.6%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(5%)	(6%)	(9%)
Pacific	4%	2%	(10%)
Atlantic	9%	6%	(8%)
Latin America	(6%)	(7%)	(1%)
System	(1%)	(3%)	(5%)

         Cargo revenues decreased $137 million (20%) due to a 20% decrease in cargo ton miles largely as a result of the September 11 terrorist attacks.  Other operating revenues grew $284 million (27%) primarily due to a $282 million increase in fuel sales to third parties.

         Operating expenses increased $1.1 billion (8%) and United's cost per available seat mile (unit cost) increased 9%, from 10.35 cents to 11.32 cents, excluding special charges.  Salaries and related costs increased $545 million (11%) due to new salary programs implemented for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM") which became amendable in 2000 and are currently under negotiation.  Aircraft fuel increased $221 million (12%) primarily due to a 15% increase in the average cost of fuel from 76.9 cents to 88.7 cents a gallon.  Commissions decreased $165 million (21%) as a result of a decrease in commissionable revenues and the change to the commission structure implemented in August 2001.  Aircraft rent decreased $46 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Depreciation and amortization increased $47 million (6%) due to an increase in the number of owned aircraft.  Cost of sales increased $307 million (42%) primarily due to costs associated with fuel sales to third parties.  Aircraft maintenance increased $51 million (10%) as a result of higher volumes of heavy maintenance visits performed by third parties.

         Other non-operating expense amounted to $324 million in the first nine months of 2001 compared to $225 million in the first nine months of 2000, excluding special charges and the airline stabilization grant.  Interest expense increased $90 million (30%) as a result of new debt issuances.  Interest income increased $11 million (17%) as a result of increased investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash and cash equivalents and short-term investments was $2.5 billion at September 30, 2001, compared to $2.1 billion at December 31, 2000.  Cash flows from operating activities amounted to $591 million, including $391 million in cash received from the federal government under the Act.  Financing activities included principal payments under debt and capital lease obligations of $142 million and $179 million, respectively.  In addition, during the third quarter, United issued a total of $2.0 billion in long-term debt to finance the acquisition of aircraft.

         Property additions, including aircraft and aircraft spare parts, amounted to $1.8 billion.  In the first nine months of 2001, United took delivery of eleven A319, twelve A320, one B767 and six B777 aircraft.  All of these aircraft were purchased.  One of the aircraft purchased was sold and then leased back under an operating lease.  In addition, United acquired two B757 and one B737 aircraft off lease during the period and retired three DC10-30, sixteen B727 and two B737 aircraft.

         During the second quarter of 2001, United cancelled its $750 million revolving credit facility and reduced the maximum available borrowings under a separate short-term facility  from $227 million to $133 million.  Subsequent to September 30, 2001 and through October 31, 2001, the Company had borrowed $124 million under this arrangement and pledged receivables of approximately $220 million.

         As of September 30, 2001, United had guaranteed approximately $100 million of third-party debt.

         It is the Company's intention to borrow approximately $500 million against an already existing short-term secured aircraft facility.  Net of the assets required to support this financing, the Company has unencumbered aircraft and spare engines valued at over $4 billion.

         At September 30, 2001, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.0 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates or a combination thereof.

         On September 20, 2001, Moody's Investors Service ("Moody's") announced that it had lowered United's senior unsecured debt ratings from Ba1 to B2.  In addition, Standard & Poor's ("S&P") announced that it lowered United's senior unsecured debt ratings from BB+ to BB-.  The long-term corporate credit ratings of United remain on S&P's CreditWatch with negative implications and Moody's has retained the credit ratings of United on review for possible downgrade.

         At September 30, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $3.2 billion, after deducting advance payments.  Of this amount, an estimated $0.9 billion is expected to be spent during the remainder of 2001.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

         The impact of the events of September 11, 2001 on United and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including the following: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the demand for air travel; (3) United's ability to reduce its operating costs and conserve its financial resources, taking into account any increased costs it will incur as a consequence of the attacks, including those referred to below; (4) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (6) the ability of United to reduce costs to a level that takes into account the size of its operation; (7) United's ability to raise financing in light of the various factors referred to in this paragraph; (8) the price of jet fuel; (9) the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on United's ability to operate as planned; (10) the extent of uncompensated economic losses to United from the FAA's shutdown of the U.S. air traffic system; (11) any resulting declines in the values of the aircraft in United's fleet; and (12) the extent of the benefits received by United under the Act, taking into account any challenges to and interpretations or amendments of the Act.

         At this point, due in part to the lack of predictability of future traffic, business mix and yields, United is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Act and the Company's aggressive actions to reduce its costs.  However, given the magnitude of these unprecedented events and the possible subsequent effects, United expects that the adverse impact to its financial condition, its operations and its prospects will be material.

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

         On March 30, 2001, the Aircraft Mechanics Fraternal Association ("AMFA") announced that it had received enough authorization cards to request the NMB to conduct an election challenging the IAM for representation of the Company's mechanics, one of the groups represented by the IAM.  On August 9, the NMB ruled that AMFA did not have sufficient authorization cards to call for an election.  As a result, the IAM will continue to represent United's employees.

         In October 2001, management had an informational meeting with the leadership of United's six unions to give them a financial assessment and open the Company's books for their review.  Going forward, the Company intends to answer their questions and work together with the unions to find creative solutions that move the Company toward financial stability.

Subsequent Event

         As of September 30, 2001, United owned 15,940,000 shares (18%) in Galileo International, Inc. ("Galileo"), a leading provider of electronic global distribution services for the travel industry.  On October 1, 2001, Cendant Corporation ("Cendant") acquired all of the outstanding common stock of Galileo for a combination of stock and cash.  Accordingly, United tendered all of its shares in Galileo for net proceeds of $65 million and 21,168,320 shares in Cendant, resulting in a pre-tax gain of approximately $244 million ($153 million, net of tax).  Subsequent to the acquisition by Cendant, United sold 7 million shares of Cendant common stock for net proceeds of $88 million.  These transactions will be recorded in the fourth quarter.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  SFAS No. 141 is effective for combinations initiated after June 30, 2001 and requires the use of the purchase method in accounting for business combinations.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to test all goodwill and indefinite-lived intangible assets for impairment and to cease amortization of such assets.  The Company intends to adopt SFAS No. 142 beginning in the first quarter 2002 and currently estimates discontinuing approximately $17 million in amortization expense in 2002.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses the accounting and reporting for obligations associated with the retirement of long-lived assets and associated asset retirement costs.  Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has not yet quantified the impact of SFAS No. 143 on the Company's financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not expect SFAS No. 144 to have a material impact on the Company's financial statements upon adoption.

OUTLOOK

         Information regarding guidance for United's outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended September 30, 2001.

         Information included in the above "Outlook" paragraphs is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, unit costs and capacity include, without limitation, the adverse impact of the September 11 terrorist attacks on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred or to be incurred as a consequence of the attacks; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to reduce costs to a level that takes into account the size of the Company; the ability to raise financing in light of the September 11 events; the airline pricing environment; industry capacity decisions; competitors' route decisions; the success of the Company's cost-reduction efforts; the cost of crude oil and jet fuel; the results of union contract negotiations and their impact on labor costs and operations; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2000.  Significant changes which have occurred since year-end are as follows:

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 114	118.82	$ -
- Sold forwards	$ 44	119.26	$ -
Hong Kong Dollar - Sold forwards	$ 28	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (7)
Euro - Purchased forwards	$ 152	1.27	$ (20)

Currency options
Japanese Yen - Purchased put options	$ 36	117.47	$ 1
Australian Dollar - Purchased put options	$ 24	0.52	$ 1
British Pound - Purchased put options	$ 25	1.38	$ -
Euro - Purchased put options	$ 3	0.84	$ -
Canadian Dollar - Purchased put options	$ 27	1.58	$ -
Correlation Basket Option - Sold	$ 115	N/A	$ (1)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 197	$ 24.63/bbl	$ (7)
Purchased forward contracts - Heating oil	$ 104	$ 29.57/bbl	$ (4)

*Estimated fair values represent the amount United would pay/receive on September 30, 2001 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

         A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

  (b) No Form 8-Ks were filed in the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Senior Vice President
and Chief Financial Officer
(principal financial officer)

By: /s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)
Dated:  November 8, 2001

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges