Form 10-K405
UNITED AIR LINES INC
filed 2002-03-08
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to _____

Commission File No. 33-21220

 United Air Lines, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-2675206
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois	60007
Mailing Address: P. O. Box 66100, Chicago, Illinois	60666
(Address of principal executive offices)	(Zip Code)

                                                            Registrant's telephone number, including area code     (847) 700-4000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Series A Debentures due 2004	New York Stock Exchange

Series B Debentures due 2014	New York Stock Exchange

Securities registered pursuant to Section  12 (g) of the Act:

   NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares of common stock outstanding as of February 28, 2002 was 205.  The Registrant is a wholly owned subsidiary of UAL Corporation, and there is no market for the Registrant's common stock.

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

        United is the principal subsidiary of UAL Corporation ("UAL"), a Delaware corporation, and is wholly owned by UAL.  United accounted for most of the Company's revenues and expenses in 2001.  United is a major commercial air transportation company, engaged in the transportation of persons, property and mail throughout the U.S. and abroad.

Airline Operations

        During 2001, United carried, on average, more than 210,000 passengers per day and flew more than 108 billion revenue passenger miles.  United's network, supplemented with strategic airline alliances, provides comprehensive transportation service within its North America segment and to international destinations within its Pacific, Atlantic, and Latin America segments.  Operating revenues attributed to United's North America segment were $10.7 billion in 2001, $13.1 billion in 2000 and $12.5 billion in 1999.  Operating revenues attributed to United's international segments were $5.4 billion in 2001, $6.2 billion in 2000 and $5.5 billion in 1999.

        North America.  United operates hubs in Chicago, Denver, Los Angeles, San Francisco and Washington-Dulles.  United's North America operations accounted for 66.3% of United's revenues in 2001.

        Pacific.  Via its Tokyo hub, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Beijing, Hong Kong, Seoul and Singapore.  United also provides nonstop service between Hong Kong and each of Chicago and San Francisco; between San Francisco and each of Osaka, Shanghai, Sydney and Taipei; between Los Angeles and each of Auckland and Sydney; between Chicago and Beijing; and between Sydney and each of Auckland and Melbourne.

        In August 2001, United cancelled nonstop service between Hong Kong and New York.

        The air services agreement between the U.S. and Japan provides an unlimited number of frequencies to certain carriers, including United.  United also holds significant traffic rights from beyond Japan.  These rights and the 2002 opening of Tokyo's Narita airport's second runway will provide United with the opportunity to add service from Japan to other Asian points as regulatory, competitive and economic conditions warrant.

        United's Pacific operations accounted for 16.6% of United's operating revenues in 2001.

        Atlantic.  Washington-Dulles is United's primary gateway to Europe, serving Amsterdam, Brussels, Dusseldorf, Frankfurt, London, Milan, Munich and Paris.  Chicago is United's secondary gateway to Europe, with nonstop service to Frankfurt, London and Paris.  Although United currently offers direct service between Chicago and Dusseldorf, service will be discontinued and transitioned to its daily nonstop service between Washington-Dulles and Dusseldorf.  United also provides nonstop service between London and each of Boston, Los Angeles, Newark, New York and San Francisco; between Frankfurt and San Francisco; and between Paris and San Francisco.

        In 2001, United's Atlantic operations accounted for 12.9% of United's operating revenues.

        Latin America.  United's primary gateway to Latin America is Miami, providing service from Miami to Buenos Aires, Caracas, Montevideo (one-stop), Rio de Janeiro, Santiago and Sao Paolo.  United also provides service between Mexico City and each of Chicago, Los Angeles, San Francisco, Washington, and San Jose (Costa Rica); between Los Angeles and each of Guatemala City and San Salvador; between Chicago and each of Aruba, San Juan, St. Thomas, and Sao Paolo; between New York and each of Buenos Aires and San Juan; between Washington and each of San Juan and St. Thomas; and between Guatemala City and San Jose.  United intends to suspend its direct service between Chicago and Buenos Aires, effective March 5, 2002.

        In 2001, United's Latin America operations accounted for 4.2% of United's revenues.

        Financial information relative to the Company's operating segments can be found in Note 21 "Segment Information" in the Notes to Consolidated Financial Statements.

        September 11.  On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  That same day, two American Airlines aircraft were also hijacked and destroyed in terrorist attacks on The World Trade Center and the Pentagon.  Due to the decline in passenger air travel in the aftermath of the tragic events of September 11, United reduced its departure schedule by approximately 31% (equates to a 23% reduction in system-wide available seat miles), and redesigned its flight schedule to offer more choices to customers during peak times of day and fewer choices during the off-peak early morning and late evening hours.  To accomplish this schedule change, United reduced daily utilization of its aircraft and reduced frequencies in some markets.  United also ceased operation of its United Shuttle® , which principally served the West Coast and Denver, as of October 31, 2001. Some of these markets are now served by United mainline service, while the rest are now served by United Express.  Additionally, United Express also replaced United in some underperforming short-haul markets, and certain underperforming long-haul markets were eliminated.  In response to the decline in international air travel, United suspended nonstop service between San Francisco and Seoul; between Hong Kong and each of Los Angeles and Singapore; between Chicago and Amsterdam; between Denver and Frankfurt; and between New York and Sao Paolo.  United also suspended round the world service between Delhi and London and Delhi and Hong Kong.

        United continues to monitor passenger demand and economic performance in all its markets and adjusts capacity accordingly.

        For additional information, see "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements.

        United Cargo®.  United Cargo offers both domestic and international shipping through its Small Package Delivery, T.D. Guaranteed, First Freight, International Freight, UA 2-Day service, and a door-to-door small package delivery service - United SameDay.  Freight accounts for most of United Cargo's shipments, with mail making up the balance.

        For the year 2001, United Cargo generated over $700 million in freight and mail revenue, which represents a 24% decrease versus 2000, driven mainly by the discontinuation of the dedicated freighter operation, the softening economy and the impact of September 11.  Following the events of September 11, traffic gradually improved, but volumes remained below pre-September 11 levels in part due to restrictions imposed by the Federal Aviation Administration ("FAA") on passenger carriers transporting mail over sixteen ounces.

        United Cargo opened new warehouse facilities in Miami and Newark in 2001, and a new facility in Chicago in January 2002.  United Cargo also opened a new facility in Los Angeles on February 11, 2002.

        United Cargo's premium international time-definite service, T.D. Guaranteed, was recently expanded to offer service in United's widebody domestic markets within the U.S.  United believes this added widebody capacity combined with the stabilization of United Cargo's recurring customer traffic and revenue initiatives should lead to a more stable revenue environment in 2002.

        In February 2002, United Cargo introduced United SameDay Plus, which offers door-to-door delivery of heavy freight.

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

        United's results of operations are significantly affected by the price and availability of jet fuel.  It is estimated that, absent hedging, every $.01 change in the average annual price-per-gallon of jet fuel causes a change of approximately $28 million in United's annual fuel costs.  United's average price per gallon of jet fuel in 2001 before taxes and hedges decreased by 8%, as compared to the previous year.  Most of the decrease can be attributed to the fourth quarter in which spot U.S. Gulf jet fuel prices experienced a 41% decrease year-over-year due to the slowing U.S. economy and subsequent lack of demand for jet fuel.

        Insurance.  United carries liability insurance of a type customary in the air transportation industry, in amounts which it deems adequate, covering passenger liability, public liability, property damage liability and physical damage insurance on United's aircraft and property.  United's aircraft liability insurance coverage for claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils was cancelled effective September 26, 2001.  United was able to obtain replacement coverage on less favorable terms for claims not involving aircraft passengers.  There can be no assurance, however, that such insurance will continue to be available.  See "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Other Government Matters. In time of war or certain other national emergencies, the U.S. government may require United to provide airlift services under the Civil Reserve Air Fleet Program.  Should United be required to provide a substantial amount of such services, its operations could be adversely impacted.

Marketing Strategy

        Besides offering convenient scheduling throughout its domestic and international segments, United seeks to attract high-yield customers and create customer preference by providing a comprehensive network, an attractive frequent-flyer program and enhanced product and service offerings.

        Alliances.  United has formed bilateral alliances with other airlines to provide its customers more choices and to participate worldwide in markets that it cannot serve directly for commercial or governmental reasons.  An alliance is a collaborative marketing arrangement between carriers, which can include joint frequent flyer participation; code-sharing of flight operations; coordination of reservations, baggage handling and flight schedules; and other resource-sharing activities.  "Code-sharing" is an agreement under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier.  Through an alliance, carriers can provide their customers a seamless global travel network under their own airline code.  United now participates in a multilateral alliance, Star Alliance™.

        Star Alliance is a global integrated airline network, whose mission is to deliver a smooth travel experience and offer rewards and recognition to passengers traveling across its global network.  Collectively, based on first quarter 2002 scheduling, Star Alliance carriers serve more than 727 destinations in over 127 countries with 11,033 daily flights.  This puts Star Alliance ahead of the closest competition, oneworld, with 550 destinations.  Star Alliance enables its member carriers to more effectively compete with other worldwide alliances.  Founded in 1997, Star Alliance has grown to 15 carriers.  Besides United, Star Alliance includes:  Air Canada, Air New Zealand, All Nippon Airways, Ansett Australia, Austrian Airlines, bmi british midland, Lauda Air, Lufthansa, Mexicana, SAS, Singapore Airways, Thai International Airways, Tyrolean and Varig.  United currently holds bilateral immunity with Air Canada and integrated antitrust immunity with Lufthansa, SAS, and the Austrian Airlines Group.  United is currently pursuing the addition of bmi british midland to its existing antitrust immunity with Lufthansa, SAS and Austrian Airlines Group.

        Ansett Australia ceased operations in September 2001.  In March 2002, the Management Conference Board of the Star Alliance recommended to the Chief Executives Board of the Star Alliance to remove Ansett Australia from the Alliance.  The Chief Executives Board is expected to act on the recommendation by mid-March 2002.

        United has also formed independent alliances with other air carriers.  Currently, United has agreements with Aloha, BWIA West Indies Airways, Continental Connection (operated by Gulfstream), Emirates, Saudi Arabian Airlines and Spanair Airlines.  United continually evaluates the need for relationships with these and other carriers and from time to time will change its alliance partners as conditions warrant.

        In addition, United has a marketing program in North America known as United Express®, under which independent regional carriers, utilizing turboprop equipment and regional jets, feed United's major airports and international gateways.  The carriers in the United Express program serve small and medium-sized cities in the U.S., linking those cities to United's hubs.  United Express carriers include Air Wisconsin Airlines, Atlantic Coast Airlines and Sky West Airlines.

        United also has a code-share agreement with Great Lakes Aviation, a regional carrier.

        Mileage Plus and Other Loyalty Programs  UAL Loyalty Services, Inc. ("ULS"), a wholly owned subsidiary of UAL Corporation, operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com.  It also owns and manages all of UAL's interests in various e-commerce enterprises, such as Orbitz and Hotwire (see Note 6 "Investments" in the Notes to Consolidated Financial Statements).  In addition, as of January 1, 2002, ULS operates United's Mileage Plus frequent flyer program; United Vacations, United's leisure vacation product; Silver Wings Plus, a discounted travel program for individuals 55 and older; Cruise4Miles, a program offering Mileage Plus miles for purchases of cruises; and the Premier Group, a business-meeting planner.  In the first quarter of 2002, the Company intends to complete the transfer of ownership of these assets to ULS.

        Although ULS is responsible for member relationships, communications, and account management of Mileage Plus, United continues to be responsible for the elite frequent flyer aspects of the program, including the Premier, Premier Executive and Premier Executive 1K programs.  United also retains responsibility for managing the relationship with Mileage Plus' airline partners.  Mileage Plus' relationships with non-airline business partners are the sole responsibility of ULS.  For additional information on ULS, see Other Information, "Subsequent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Mileage Plus was created to develop and retain passenger loyalty by offering awards and services to frequent travelers.  Over 40 million members have enrolled in Mileage Plus since it was started in 1981.  Mileage Plus members earn mileage credit for flights on United, United Express, the Star Alliance carriers and certain other airlines that participate in the program.  Miles can also be earned by utilizing the goods and services of non-airline program participants, such as hotels, car rental companies, bank credit card issuers and a variety of other businesses.  Mileage credits can be redeemed for free, discounted or upgrade travel and non-travel awards.

        Travel awards can be redeemed at the "Standard" or "Saver" level for any unsold seat on any United flight to every destination served by United.  Redemption at the "Saver" award level, however, is restricted with capacity controlled inventory, thereby limiting the use of Saver awards on certain flights.

        When a travel award level is attained, a liability is recorded for the incremental costs of providing travel, based on expected redemptions.  United's incremental costs include the additional costs of providing service to the award recipient, such as fuel, meal, personnel and ticketing costs, for what would otherwise be a vacant seat.  The incremental costs do not include any contribution to overhead or profit.  For mileage sold to other program participants prior to January 1, 2000, revenue was recognized when the miles were sold.  As of January 1, 2000, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.  See Note 1(b) "Summary of Significant Accounting Policies - Change in Accounting Principles" in the Notes to Consolidated Financial Statements.

        At December 31, 2001, the estimated number of outstanding awards was approximately 11.1 million, as compared with 10.8 million at the end of the prior year.  United estimates that 9.1 million of these awards will ultimately be redeemed and, accordingly, has recorded a liability amounting to $644 million, which includes the deferred revenue from the sale of miles to program participants.  Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because: (1) some awards will never be redeemed, (2) some will be redeemed for non-travel benefits, and (3) some will be redeemed on partner carriers.

        In 2001, 2.0 million Mileage Plus travel awards were used on United.  This number represents the number of awards for which travel was actually provided in 2001 and not the number of seats that were allocated to award travel.  In 2000, 2.0 million awards were used, while 2.2 million awards were used in 1999.  These awards represented 7.1% of United's total revenue passenger miles in 2001, 7.2% in 2000, and 8.7% in 1999.  Passenger preference for Saver awards, which have inventory controls, keeps displacement of revenue passengers at a minimum.  Travel award seats flown on United represent 70% of the total awards issued, of which 78% are used for travel within the U.S. and Canada.  In addition to the awards issued for travel on United, approximately 13% of the total awards issued are used for travel on partner airlines.

        Economy Plus®.  During 2001, United began reconfiguring its fleet of three-cabin international aircraft to create Economy Plus seating, which is a reconfiguration of the first six to eleven rows of the United Economy cabins on aircraft serving the North America market.  This reconfigured area provides four to five additional inches of legroom for United's Premier® frequent-flyers and full-fare United Economy customers, many of whom often travel in the United Economy cabin.  United became the first U.S. airline to offer premium seating in the front of its economy cabin on both its North America and international flights.  As part of this international reconfiguration program, United also is enhancing United Business class to offer customers an additional seven inches of legroom.

        Distribution Channels.  The overwhelming majority of United's airline inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems ("GDS").  On October 1, 2001, United completed the sale of its approximately 18% equity interest in Galileo International to Cendant Corporation.  The completion of this transaction relieves United of GDS participation obligations mandated by the Department of Transportation.  This allows United the flexibility to select the GDS systems in which it wishes to participate as well as to determine the level of participation in each system.  United uses the Apollo reservation system, which is hosted by Galileo International.  The hosting agreement with Galileo continues through 2004.

Industry Conditions

        Operating Environment.  The air travel business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.  Operating results are usually better in the second and third quarters.  The events of September 11 distorted the normal seasonal relationships in 2001 and may also distort the relationships in 2002.

        Competition. The airline industry is highly competitive.  In domestic markets, new and existing carriers are free to initiate service on any route.  United's domestic competitors include all of the other major U.S. airlines as well as regional carriers, most of which have lower cost structures than United.

        In its international service, United competes not only with U.S. carriers but also with foreign carriers, including national flag carriers, which in some instances enjoy forms of governmental support not available to U.S. carriers.  United's competition on specified international routes is subject to varying degrees of governmental regulations (see "Government Regulation").  United has advantages over foreign air carriers in the U.S. because of its ability to generate U.S. origin-destination traffic from its integrated domestic route systems, and because foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S.  United experiences comparable restrictions in foreign countries.

        In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments.  To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to provide traffic feed to each other's flights.  See "Marketing Strategy - Alliances."

Government Regulation

        General. All carriers engaged in air transportation in the U.S. are subject to regulation by the U.S. Department of Transportation ("DOT").  The DOT has authority to: issue certificates of public convenience and necessity for domestic air transportation and, through the FAA, air-carrier operating certificates and operations specifications; authorize the provision of foreign air transportation by U.S. carriers and prohibit unjust discrimination.   It also has the authority to: prescribe forms of accounts and require reports from air carriers; regulate methods of competition, including the provision and use of computerized reservation systems; and administer regulations providing for consumer protection, including regulations governing the accessibility of air transportation facilities for handicapped individuals.  United holds certificates of public convenience and necessity, as well as an air-carrier operating certificate, and therefore is subject to DOT regulations.  The FAA also administers the U.S. air traffic control system and oversees aviation safety issues.

        United's operations require licenses issued by the aviation authorities of the foreign countries that United serves.  These authorities may from time to time impose forms and degrees of regulation that United does not face in its domestic operations.  United's ability to serve some countries and its expansion into certain countries is restricted by the absence of aviation agreements between the U.S. and the relevant governments or by the restrictive terms of existing agreements.  In connection with its international services, United is required to make regular filings with the DOT and in some cases to observe rules establishing the tariffs charged and service provided.  In some cases, fares and schedules also require the approval of the relevant foreign governments.

        Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements between the U.S. and other countries.  These shifts could diminish the value of United's international route authority because changes in these agreements could curtail or terminate United's international rights in the associated markets.

        Airport and Airspace Access.  In the immediate aftermath of the September 11 terrorist attacks, the FAA shut down U.S. airspace for three days, and United was only able to operate a portion of its scheduled flights for several days thereafter.  The shut down of airspace over Washington D.C. lasted significantly longer and the federal government continues to restrict flights to and from Ronald Reagan National Airport ("National").  The number of flights United (and other carriers) is allowed to operate out of National remains below pre-September 11 levels, and flights that are operated are subject to stringent security measures.  The U.S. Secretary of Transportation announced a plan in late February to restore the number of flights allowed at National to pre-September 11 levels.  However, that plan will undergo scrutiny by national security agencies before moving forward.

        Plans for Chicago O'Hare expansion continue to be an issue of political and legislative debate.  A late 2001 political compromise makes expansion more likely in the future and diminishes the chances of flight caps, since capacity constraints at O'Hare would be eased by the expansion and reconfiguration of runways and other facilities.  Slot controls, or limits on hourly take-off and landings, are scheduled to be completely phased out by July 1, 2002 under the provisions of legislation passed in 2000.

        Safety.  The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, maintenance, communications and other matters.  United's aircraft and engines are maintained in accordance with the standards and procedures recommended and approved by the manufacturers and the FAA.

        From time to time, the FAA issues airworthiness directives ("ADs") that require air carriers to undertake inspections and to make modifications and improvements on aircraft, engines and related components and parts.  The ADs sometimes cause United to incur substantial, unplanned expense in parts and labor as well as in aircraft out-of-service time when aircraft or engines are removed from service prematurely in order to undergo mandated inspections or modifications.  The issuance of any particular AD may have a greater or lesser impact on United, compared to its competitors, depending upon the equipment covered by the directive.  Civil and criminal sanctions may be assessed for not complying with ADs.

        The Air Transport Association ("ATA"), an industry organization to which United belongs, and the Department of Defense ("DoD") have signed a memorandum of understanding establishing procedures for auditing international code-share partners that carry DoD personnel.  Based on the DOT/FAA Safety Program Guidelines issued to all U.S. carriers, United has also established a safety review plan for Star Alliance and code-share airlines.  Audits are conducted on both prospective and existing code-share partners.  The FAA reviews audit reports and makes code-share approval recommendations to the DOT.

        Legislation.  The Air Transportation Safety and System Stabilization Act of 2001 (the "Act") made $5 billion in federal grants and $10 billion in loan guarantees available to the airline industry.  The legislation also provides relief from increased insurance premiums, caps potential liability from the September 11 terrorist attacks, limits liability for any future terrorist events and creates a federal compensation fund for attack victims.  United has received $652 million in grants thus far and may receive additional funds under the grant portion of the Act.  Although United could also access loan guarantees under the Act after fulfilling requirements of that program, the Company would prefer to reach financial stability without using the guaranteed loan from the government.

        Separate legislation enacted in November 2001, the Aviation and Transportation Security Act (the "Aviation Act"), will have wide-ranging effects on United's operations.  The Aviation Act makes the federal government responsible for virtually all aspects of security that United has traditionally provided.  The Aviation Act creates a new Transportation Security Agency ("TSA") which assumed oversight of all aspects of aviation security, effective February 17, 2002.  Notably, the Aviation Act requires that the security screener workforce be composed entirely of federal employees by November 2002.  The TSA has assumed carriers' contracts with screening vendors during the transition period.  The Aviation Act also requires carriers to charge passengers enplaning in the U.S. a security fee of $2.50 per enplanement, capped at $5.00 per round trip and to remit that fee to the DOT.  The DOT is authorized to assess an additional fee, equal to the amount paid by carriers for security screening in the year 2000, directly on air carriers to compensate for the costs of screening activities and property.  The Aviation Act mandates numerous additional security measures, including mandating that all checked baggage be screened by explosive detection systems by December 31, 2002.  Interim measures to screen all checked baggage for explosives were implemented on January 19, 2002.

        International Rights.  In late January 2002, the U.K. government withdrew from negotiations with the U.S. government to reach agreement on an "open skies" aviation treaty.  Adoption of an "open skies" agreement would have significantly changed the competitive dynamic in the large U.S. and U.K. aviation market.

        United and other international slot holders benefited starting in late 2001 from a short-term waiver of an international rule that ordinarily requires a carrier to forfeit any slot that it uses less than 80% of the time in any season.  Separately, the DOT waived through March 31, 2002 its requirement that U.S. carriers in limited-entry international markets return to the DOT frequencies in those markets that they do not use for more than 90 days.

        The Commission of the European Union ("EU") continues its attempts to modify the existing regulation that governs slot allocation at EU airports.  The most recent proposal, if accepted, would reinforce the bias in favor of EU airlines and would dramatically alter the manner in which EU slots are held and allocated.  The proposed changes threaten to redefine the issue of slot ownership and impede the selling and trading of slots.

        The EU continues its review of the United/Lufthansa/SAS alliance in order to issue an exemption from EU competition law.  It formally rejected a carrier-proposed compromise and has sought additional minor concessions.  Approval may be delayed until the European Court of Justice issues a ruling on the EU's pending court case against several EU Member States for their aviation treaties with the U.S.  The ruling will also pave the way for the EU to negotiate aviation treaties on behalf of EU Member States with other non-EU countries.

        Privacy Laws.  An initiative of significant impact within the EU and elsewhere is the introduction of privacy standards that apply to companies transmitting private information from the EU to countries abroad.  To comply with the privacy directives, the U.S. Commerce Department and the EU have agreed to safe harbor principles.  Although the safe harbor principles are voluntary at this point, United plans to comply with them.  The U.S. Commerce Department and the EU continue to review the status of voluntary compliance.

        Canada, Argentina and Australia have enacted new privacy laws covering the collection and disclosure of personally identifiable information.  These laws may have an impact on the way United collects and transmits personal identifiable information in these jurisdictions.

        Environmental Regulations.  United operates a number of underground and above-ground storage tanks throughout its system, which are used for the storage of fuels and deicing fluids.  United has been identified as a Potentially Responsible Party in some state and federal recovery actions involving soil and ground water contamination.  Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect UAL's financial condition, operating results or liquidity.

Employees - Labor Matters

        As of December 31, 2001, the Company and its subsidiaries had more than 84,000 employees, of which approximately 80% are represented by various labor organizations.  This number represents a significant reduction from the end of the previous year, when the Company and its subsidiaries had approximately 102,000 employees.  This reduction was a direct response to the adverse impact on air travel resulting from the September 11 terrorist attacks and United furloughed approximately 20,000 employees in the last quarter of 2001.  Since that time, however, due to slightly increased customer demand, and an increase to the April 2002 schedule, United plans to recall 1,200 flight attendants to active status on April 1, 2002 and to furlough fewer pilots than previously planned.

        The employee groups, number of employees, labor organization and current contract status for each of United's major collective bargaining groups in the U.S., as of December 31, 2001 were as follows:

Employee Group	Number of Employees	Union	Contract Open for Amendment
Pilots	9,373	ALPA	September 1, 2004
Flight Attendants	20,950	AFA	March 1, 2006
Mechanics & Related	13,106	IAM	July 12, 2005
Passenger Service/Ramp & Stores	24,752	IAM	July 12, 2000

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

        On July 12, 2000, the Company's contracts with the IAM became amendable.  The Company has been in negotiations with both IAM District 141M (representing mechanics) and 141 (representing public contact, ramp & stores, food services, and securityemployees) since December 1999 for new contracts.  Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board ("NMB").  Under the terms of the Railway Labor Act, United's current agreements with the IAM remain in effect as negotiations continue.

        On November 19, 2001, the NMB released both parties in the mechanics negotiations from mediation and offered both sides binding arbitration, which was accepted by United but declined by the IAM, effectively beginning a 30-day "cooling-off period," which could have resulted in a strike in December.  Instead, on December 20, 2001, President Bush appointed a Presidential Emergency Board ("PEB") as permitted by the Railway Labor Act.  The PEB was to study the issues between the parties and recommend a solution.  The PEB also postponed a possible strike for 60 days.  On January 20, 2002, the PEB presented its recommendations to the Company and the IAM which included immediate pay increases for United's mechanics, as well as payment of retroactive wages to July 12, 2000.  United accepted the recommendations of the PEB and the IAM submitted them to its membership for ratification.  However, on February 12, the mechanics rejected the proposed recommendations and authorized a strike.  United and the IAM reconvened negotiations and reached a tentative agreement on February 18, 2002.  On March 5, 2002, the IAM ratified this tentative agreement, which contains improvements over the PEB-recommended proposal, including payment of retroactive wages in eight equal quarterly installments, including 6% interest, commencing December 2002.  The new contract will not become amendable until July 12, 2005.

        Mediated negotiations with IAM District 141 are continuing.

        As part of the Company's financial recovery plan, the Company is also working with the unions and other employee groups to find further labor savings.

        For additional information on the IAM contract and the financial recovery plan, see Other Information, "Labor Agreements" and "Financial Recovery Plan" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2001, United's operating aircraft fleet totaled 543 jet aircraft, of which 243 were owned and 300 were leased.  All of United's operating aircraft fleet are in active use.  These aircraft are listed below:

Aircraft Type	Average No. of Seats	Owned	Leased[1]	Total	Average Age (Years)

A319-100	120	29	18	47	2
A320-200	138	37	49	86	4
B737-300	120	10	91	101	13
B737-500	104	30	27	57	10
B747-400	347	23	21	44	7
B757-200	182	42	55	97	10
B767-200	168	18	0	18	19
B767-300	219	17	20	37	7
B777-200	288	37	19	56	4

Total Operating Fleet		243	300	543	8

1United's aircraft leases have initial terms of 10 to 26 years, and expiration dates range from 2002 through 2020.  Under the terms of all leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.

        As of December 31, 2001, 127 of the 243 aircraft owned by United were encumbered under debt agreements.  For additional information on accounting for these aircraft see Note 11 "Long-Term Debt" and Note 12 "Lease Obligations" in the Notes to Consolidated Financial Statements.

        The following table sets forth United's firm aircraft orders and expected delivery schedules as of December 31, 2001.

Aircraft Type	2002	2003	2004 and Beyond	Total

A319-100	8	0	21	29
A320-200	12	0	21	33
B777-200	4	0	1	5

Total	24	0	43	67

Ground Facilities

        United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves.  Major leases expire at Chicago O'Hare in 2018, Los Angeles in 2021, San Francisco in 2011, and Washington-Dulles in 2014.  United also has leased ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities in its system.  In suburban Chicago, United owns a 106-acre complex consisting of more than 1,000,000 square feet of office space for its world headquarters, a computer facility and a training center.  In December 2001, United entered a mortgage on the training center in the amount of $12.3 million to collateralize surety bonds related to the Company's self-insured workers' compensation program.

        United's Maintenance Operation Center ("MOC") at San Francisco International Airport occupies 129 acres of land, 3,000,000 square feet of floor space and 12 aircraft hangar docks under a lease expiring in 2003, with an option to extend for 10 years.  United's Indianapolis Maintenance Center, a major aircraft maintenance and overhaul facility, is operated under a lease with the Indianapolis Airport Authority that expires in 2031.  The Indianapolis Maintenance Center occupies 300 acres of land, 1,690,000 square feet of floor space and 12 aircraft hangar docks.  United also has a major facility at the Oakland, California airport, dedicated to widebody airframe maintenance.  The Oakland facility occupies 44 acres of land, 380,000 square feet of floor space and has 4 aircraft hangar docks.

        At Denver International Airport, United operates under a lease and use agreement expiring in 2025, and occupies 52 gates and more than 1,000,000 square feet of exclusive or preferential use terminal building space.  United's flight training center, located in the City and County of Denver, can accommodate 36 flight simulators and more than 90 computer-based training stations.

ITEM 3.  LEGAL PROCEEDINGS.

Frank, et al. v. United; EEOC v. United

        As previously reported in our Form 10-Q for the period ended March 31, 2001, a class action lawsuit against United was filed February 7, 1992 in federal district court in California, alleging that United's former flight attendant weight program, in effect from 1989 to 1994, unlawfully discriminated against flight attendants on the grounds of sex, age and other factors, and seeking monetary relief.  On April 29, 1994, the class was certified as to the sex and age claims. Following extensive motion practice, on March 10, 1998, the district court dismissed all the claims against United.  Following an appeal to the U.S. Court of Appeals for the Ninth Circuit, a three judge panel of the Ninth Circuit, on June 21, 2000, overturned the ruling.  The court ruled that the plaintiffs were entitled to judgment as a matter of law on their claims for discrimination based on sex and that a trial was required for determination on their claims for age discrimination.  In addition, the appellate court reversed the dismissal of all individual class representative claims of discrimination and the case was remanded to the district court for further proceedings.  United's petition for en banc review by an 11-judge panel was denied on August 11, 2000.  On December 8, 2000, United petitioned for a review of the Ninth Circuit decision by the U.S. Supreme Court, but that petition was denied on March 5, 2001.  In accordance with the appellate court ruling, the case will go back to the district court for further proceedings with respect to the age discrimination claims and for a determination of damages with respect to the sex discrimination claims.  Recently the district court ruled out punitive damages as a matter of law.

Hall d.b.a. Travel Specialists v. United

        Following the reduction by United (and other carriers) in November 1999 of base commission rates payable to travel agents from 8% to 5%, a North Carolina travel agent filed a putative class action lawsuit against United (and other carriers) in state court.  The carriers removed the lawsuit to federal court in North Carolina.  Thereafter, the plaintiff voluntarily dismissed and re-filed the lawsuit in federal court on June 21, 2000.  The new putative class action complaint alleged that United and the other carrier-defendants had conspired to fix travel agent commissions in violation of the Sherman Act and sought treble damages and injunctive relief.   The carriers filed a motion to dismiss this suit, which the court denied.  On July 12, 2001, plaintiff moved to amend its complaint by joining five new travel agency defendants, the Association of Retail Travel Agents ("ARTA"), and eight new carrier defendants.  The plaintiff also sought to add claims relating to the carriers' reduction of travel agent base commissions from 10% to 8% in 1997 and the 1998 imposition of caps on commissions payable on international air travel.  In November 2001, the court granted the motion allowing the addition of the new parties and claims.  A second amended complaint was filed on January 30, 2002 adding a claim related to the 2001 reduction of domestic air travel commission caps.  Discovery has commenced and the case is currently set for trial in September 2002.

Litigation Associated with September 11 Terrorism

        As of December 31, 2001, one lawsuit had been served on United in the U.S. District Court for the Southern District of New York related to the September 11 terrorist attacks.  That suit, entitled Ellen Mariani v. United Air Lines, Inc., Case Number 01 CIV 11628, is a wrongful death suit filed by the widow of one of the 58 passengers who were aboard United Flight 175 when terrorists hijacked the aircraft and flew it into The World Trade Center, killing all aboard and many more on the ground.  The complaint alleges that United breached its duty of care to the passengers and that breach caused the hijacking and subsequent death of the late Mr. Louis Mariani.  Under federal law, liability on such claims will be limited to the amount of United's insurance coverage.  United anticipates the filing of other lawsuits related to the September 11 attacks in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           United is a wholly owned subsidiary of UAL.

ITEM 6.  SELECTED FINANCIAL DATA AND OPERATING STATISTICS.

(In Millions, Except Rates)	Year Ended December 31
	2001	2000	1999	1998	1997
Income Statement Data:
Operating revenues	$ 16,087	$ 19,331	$ 17,967	$ 17,518	$ 17,335
Earnings (loss) before extraordinary item
and cumulative effect	(2,113)	267	1,207	803	941
Net earnings (loss)	(2,110)	52	1,204	803	932

Pro Forma Income Statement Data:
Earnings before extraordinary item	na	na	$ 1,178	$ 756	$ 914
Net earnings	na	na	1,175	756	905

Other Information:
Total assets at year-end	$ 25,746	$ 25,069	$ 21,543	$ 18,830	$ 15,768
Long-term debt and capital lease
obligations, including current portion,
and redeemable preferred stock	10,233	7,594	5,455	5,373	4,259

Revenue passengers	75	85	87	87	84
Revenue passenger miles	116,635	126,933	125,465	124,609	121,426
Available seat miles	164,849	175,485	176,686	174,008	169,110
Passenger load factor	70.8%	72.3%	71.0%	71.6%	71.8%
Breakeven passenger load factor	90.1%	69.4%	64.9%	64.9%	66.0%
Passenger revenue per passenger mile	11.7¢	13.3¢	12.5¢	12.4¢	12.6¢
Operating revenue per available seat mile	9.8¢	11.0¢	10.2¢	10.1¢	10.3¢
Operating expense per available seat mile	12.0¢	10.6¢	9.4¢	9.2¢	9.5¢
Fuel gallons consumed	2,861	3,101	3,065	3,029	2,964
Average price per gallon of jet fuel,
including tax	86.5¢	81.0¢	57.9¢	59.0¢	69.5¢

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are identified with an asterisk (*).  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could significantly impact the expected results referenced in the forward-looking statements are listed in the last paragraph of the section, "Outlook for 2002."

September 11 Terrorist Attacks

        On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the FAA ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  Passenger traffic and yields on the Company's flights declined significantly when flights were permitted to resume, and the Company refunded significant numbers of tickets for the period from September 11 to September 25.  Since that time, the Company has experienced significantly reduced revenue and negative cash flows as compared to its forecasts made prior to September 11, 2001.  Although domestic and international load factors on the Company's flights are gradually increasing to levels similar to what it experienced prior to September 11 (although on significantly less capacity), yields remain at unusually low levels.

        In a direct response to the adverse impact on air travel as a result of the terrorist attacks, United has reduced its capacity by 23% based on system-wide available seat miles compared to levels prior to September 11.  This schedule reduction allowed for the retirement of the entire B727-200 and B737-200 fleets, effective November 1, 2001.  On September 19, United announced that it would furlough approximately 20,000 employees.  Additionally, United has converted six stations to United Express and announced the closing of five reservations offices in 2002.  During the fourth quarter 2001, United restructured its aircraft delivery program with both Boeing and Airbus Industrie to defer deliveries of new aircraft for 2002 and 2003 from the 67 originally planned to 24 aircraft.  United will only take delivery of 24 of 49 aircraft scheduled for the year 2002 and none of the 18 aircraft scheduled for 2003.  This action reduced planned capital spending by 50% for 2002 to $1.2 billion.  The remaining 43 aircraft have been deferred into 2004 and beyond.  United's future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

        On September 22, 2001, the President signed the Air Transportation Safety and System Stabilization Act (the "Act").  The Act is intended to compensate victims of the terrorist attacks as well as air carriers for losses incurred as a result of such attacks.  Among other things, the Act provides  (1) for the payment of an aggregate of $5 billion to air carriers for losses incurred as a result of the ground stop order issued on September 11 and incremental losses incurred by air carriers through December 31, 2001 as a direct result of the terrorist attacks; (2) that the liability of any air carrier, including United, for all claims arising out of the terrorist attacks will not be greater than the limits of the liability coverage maintained by that carrier; (3) for the issuance of loan guarantees of up to an aggregate of $10 billion in debt of air carriers; (4) for the authority of the Secretary of Transportation to reimburse air carriers for the increase in insurance premiums for coverage through October 1, 2002 and, at the discretion of the Secretary of Transportation, to limit the liability of U.S. air carriers for acts of terrorism committed during a 180-day period following the date of the Act; (5) for a compensation program for victims and their relatives; (6) for an extension of the due date for payment of excise and payroll taxes by U.S. air carriers; and (7) that communities that had air service prior to September 11 will continue to receive adequate air service.

        The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to the amount of its insurance coverage.

        United's war risk liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001.  United obtained replacement coverage, although it is being charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.  The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers up to two times the airline's limit of liability available prior to September 11, 2001 for renewable periods, up to a year at a time.  United's coverage under this FAA policy has been renewed through March 20, 2002, and is likely to be renewed further, subject to the federal government's determination that such coverage is necessary to the national interest.

        In addition, United maintains hull war risk insurance which is worldwide, excluding certain countries.  This coverage is for war and associated perils, including hijacking and confiscation.  United experienced a significantly higher premium for reduced coverage due to the events of September 11.

        As of December 31, 2001, United had received $652 million in compensation under the Act.  This amount is recorded as non-operating income in the Statements of Consolidated Operations.  For further discussion of the impact of the attacks and the Act on the Company's financial statements, see Note 2 "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements.

Results of Operations

Summary of Results -

        During early 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior.  During the first six months of the year, the industry experienced a significant revenue decline as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets.  Airline industry domestic unit revenues, as reported to the ATA, declined by 12% to 13% in each of the months from May through August, respectively.  United, due to its significant reliance on high-yield business traffic, was disproportionately affected during this period.

         In addition, United's revenues, yield, revenue passenger miles and available passenger miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations.  The Company estimates that the September 11 terrorist attacks negatively impacted the Company's revenues by approximately $1.7 billion.

        During 2000, the Company experienced significant operational disruptions, as a result of labor-related delays and cancellations, as well as weather and air traffic control limitations, which adversely affected both revenue and expense performance.  The Company attempted to mitigate the impact of these operational difficulties by reducing capacity, particularly in the domestic markets, where most of the problems were concentrated.  The Company estimated the revenue shortfall arising from these disruptions and associated schedule reductions and cancellations to be somewhere between $700 and $750 million for the year.

        United's loss from operations was $(3.7) billion in 2001, compared to operating earnings of $673 million in 2000.  United's net loss for 2001 was $(2.1) billion before the cumulative effect of an accounting change, compared to 2000 net earnings before the cumulative effect of an accounting change and an extraordinary loss on debt of $267 million.

        During 2001, United recorded a special charge of $834 million, net of tax, in operating expense and $31 million, net of tax, in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, through December 31, United has recognized $652 million (pre- tax) in non-operating income as compensation under the Act.  (See Note 2 "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements.)

        Also during 2001, the Company recorded a gain of $166 million, net of tax, on the sale of certain investments, as further described in Note 5 "Investments" in the Notes to Consolidated Financial Statements.

        The 2000 earnings include a special charge of $64 million, net of tax, relating to asset retirements, losses on leased equipment and write-downs on non-operating equipment, as well as an impairment loss of $38 million, net of tax, related to the Company's equity investment in Priceline.com.  In addition, the 2000 earnings include an extraordinary loss of $6 million, net of tax, on early extinguishment of debt and the cumulative effect of a change in accounting principle of $209 million, net of tax.

        The 1999 earnings include an extraordinary loss of $3 million, net of tax, on early extinguishment of debt and a gain of $468 million, net of tax, on the sale of certain of the Company's investments, as further described in Note 5 "Investments" in the Notes to Consolidated Financial Statements.

2001 Compared with 2000 -

        Operating Revenues. Operating revenues decreased $3.2 billion (17%) and United's revenue per available seat mile (unit revenue) decreased 11% to 9.76 cents.  Passenger revenues decreased $3.1 billion (19%) due to an 8% decrease in revenue passenger miles and an 11% decrease in yield to 11.74 cents.  United's available seat miles across the system decreased 6% from 2000 which, combined with the decrease in revenue passenger miles, resulted in a decrease to passenger load factor of 1.5 points to 70.8%.  The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(8%)	(10%)	(11%)
Pacific	(4%)	(6%)	(13%)
Atlantic	2%	(2%)	(11%)
Latin America	(10%)	(12%)	(6%)
System	(6%)	(8%)	(11%)

        Cargo revenues decreased $227 million (24%) due to a 24% decrease in cargo ton miles largely as a result of the September 11 terrorist attacks, as well as the discontinuation of freighter operations in the fourth quarter 2000.  Other operating revenues grew $127 million (9%) primarily due to a $161 million increase in fuel sales to third parties.

        Operating Expenses. Operating expenses decreased $35 million (0.2%) and United's cost per available seat mile (unit cost) increased 6%, from 10.58 cents to 11.24 cents, excluding special charges.  Salaries and related costs increased $168 million (2%) due to routine annual salary increases for non-contract employees, contractually-driven increases for employees represented by the Air Line Pilots Association, International ("ALPA") and the estimated costs of contracts with the International Association of Machinists and Aerospace Workers ("IAM"), which were partially offset by the reduction in force implemented after September 11.  Commissions decreased $296 million (29%) as a result of a decrease in commissionable revenues and a change to the commission structure implemented in August 2001, which reduced the cap paid on commissions issued in the U.S. for domestic travel from $50 for a round-trip ticket ($25 for a one-way ticket) to $20 and $10, respectively.  Aircraft rent decreased $62 million (7%) as the retirement of older aircraft reduced the number of aircraft under operating leases.  Landing fees and other rent increased $44 million (5%) primarily due to increased rates at various airports.  Depreciation and amortization increased $33 million (3%) due to an increase in the number of owned aircraft.  Cost of sales increased $185 million (17%) primarily due to costs associated with fuel sales to third parties.

        Other non-operating expense amounted to $443 million in 2001 compared to $296 million in 2000, excluding special charges, gains on sales and the airline stabilization grant.  Interest expense increased $124 million (30%) as a result of new debt issuances.

2000 Compared with 1999 -

        Operating Revenues. Operating revenues increased $1.4 billion (8%) and United's revenue per available seat mile (unit revenue) increased 8% to 11.02 cents.  Passenger revenues increased $1.1 billion (7%) primarily due to a 6% increase in yield to 13.25 cents.  United's revenue passenger miles increased 1%, while available seat miles decreased 1%, resulting in a passenger load factor increase of 1.3 points to 72.3%.  The decrease in available seat miles reflects the Company's response to the operational difficulties experienced in 2000 as well as the impact of Economy Plus.  The following analysis by market is based on information reported to the DOT:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
North America	(4%)	(3%)	7%
Pacific	10%	11%	7%
Atlantic	6%	6%	8%
Latin America	(10%)	(1%)	4%
System	(1%)	1%	6%

        Cargo revenues increased $25 million (3%) on increased freight ton miles of 3%, as freight yields remained constant and mail yields increased 1%.  Other operating revenues increased $191 million (15%) primarily due to increased fuel sales to third parties and additional revenues from operating agreements with Galileo International, Inc. ("Galileo"), offset by the decrease in other revenues related to the change in accounting for Mileage Plus sale of miles to third parties (see Note 1(b) "Summary of Significant Accounting Policies - Changes in Accounting Principles" in the Notes to Consolidated Financial Statements).

        Operating Expenses.  Operating expenses increased $2.0 billion (12%) and United's cost per available seat mile increased 13% from 9.41 to 10.63 cents.  Salaries and related costs increased $446 million (7%) due to a new salary program implemented for non-contract employees, the impact of the new ALPA contract which became amendable in April 2000 and was ratified in October 2000, and the estimated costs of IAM contracts which became amendable in July 2000 and were ratified in March 2002.  This increase was offset by a decrease in ESOP compensation expense of approximately $600 million due to the end of the ESOP allocation period.  Aircraft fuel increased $735 million (41%) due to a 40% increase in the cost of fuel to 81.0 cents per gallon.  Commissions decreased $109 million (10%) due to a change in the commission structure implemented in the fourth quarter of 1999.  Purchased services increased $145 million (9%) due to increases in computer reservations fees and credit card discount fees.  Depreciation and amortization increased $138 million (16%) due to an increase in the number of owned aircraft and losses on disposition of aircraft and other equipment.  Cost of sales increased $459 million (76%) primarily due to costs associated with fuel sales to third parties.

        Other Income and Expense. Other non-operating expense amounted to $296 million in 2000 compared to $188 million in 1999, excluding gains on sales and non-operating special charges.  Interest expense increased $44 million (12%) due to increased debt issuances in 2000.  Interest income increased $31 million (46%) due to higher investment balances.

Financial Recovery Plan*-

        During the fourth quarter 2001, the Company began implementing a financial recovery plan that includes four planks:  reducing the size of the airline and cutting capital and operating spending in line with that reduction, generating as much revenue as possible from each flight, working with the unions and other employee groups to find further labor savings and implementing a financing plan to support the Company through the execution of the Financial Recovery Plan.

        Subsequent to the events of September 11, United began the process of reducing spending by pulling down the schedule, furloughing employees, closing stations and reservations offices and deferring aircraft orders, as described above in "September 11 Terrorist Attacks."

        Through these actions the Company has dramatically reduced its operating cash outflows.  During the month of October 2001, United's cash burn rate was approximately $15 million per day; the Company's average cash burn for the entire fourth quarter was approximately $10 million per day.  United continues to see improvements in cash burn as revenue trends are improving and cost containment is ongoing.

        As a result of recent aircraft retirements and the addition of newer aircraft, United has one of the world's youngest and most efficient operating fleets.  The retirements also reduced the number of fleet types to five, which significantly improves efficiency in maintenance, crew training and scheduling.  Planned capital spending for 2002 has been reduced by 50% to $1.2 billion as a result of the aircraft deferrals and cancelling non-essential capital projects.  In addition, capital spending for 2003 has been reduced significantly due to the fact that the Company will not take delivery of any aircraft in 2003.

        In October 2001, management had a series of informational meetings with the leadership of United's six unions to give them a financial assessment and to provide further access to the Company's operational and financial results.  On an ongoing basis, United continues to answer their questions and work with the unions to find creative solutions that move the Company toward financial stability.  The Company believes that it must reduce labor costs, as well as other operating costs, in order to stabilize United's financial situation in the current industry environment and position United to participate in an industry revenue recovery.  The settlement of open contracts as discussed in the "Labor Agreements" section is an important step towards achieving participation by all union groups in a program to reduce operating costs.

        While United is in the process of developing a complete financing plan, the Company has identified various possible sources of financing, including, but not limited to: (1) receipt of the final installment of grant money under the Act; (2) receipt of $113 million held in trust under a services agreement with Galileo (see Note 5 "Investments" in the Notes to Consolidated Financial Statements); (3) various types of secured debt financings, including committed back-stop financing from aircraft manufacturers; (4) sale-leaseback transactions of owned property, including aircraft and other equipment; (5) securitization of future operating receipts; (6) unsecured borrowings; and (7) federal loan guarantees as provided under the Act.  However, there is no assurance that any or all of these financing sources will be available at all times or at terms satisfactory to the Company.

        Finally, the Company is exploring various initiatives to increase revenue, including reviewing pricing strategies, the management of inventory internally and profitable enhancements to service and product offerings.  For example, United has announced plans to add an additional 127 daily departures in April over the current schedule.

        These efforts have resulted in a gradual improvement in unit revenue since the events of September 11, with year-over-year declines in unit revenue of 29%, 23% and 20%, respectively for October, November and December 2001.  The Company expects unit revenue for January 2002 to be only 15% to 17% below last year's levels.

Liquidity and Capital Resources

Liquidity -

        United's total of cash and cash equivalents and short-term investments was $2.4 billion at December 31, 2001, compared to $2.1 billion at December 31, 2000.  Operating activities during the year used $226 million, including the effects of the grant received from the federal government.

        Property additions, including aircraft, aircraft spare parts, facilities and ground equipment, amounted to $1.9 billion, while property dispositions resulted in proceeds of $178 million.  In 2001, United took delivery of fifteen A319, eighteen A320, two B767 and eight B777 aircraft.  All of these aircraft were purchased.  One of the aircraft purchased was sold and then leased back under an operating lease.  In addition, United acquired three B737 and two B757 off lease during the year and retired its remaining DC10-30 fleet and all of its B727 and B737-200 fleets.

        Financing activities included the issuance of $1.5 billion in equipment trust certificates, as well as principal payments under debt and capital lease obligations of $176 million and $289 million, respectively.  Additionally, United issued $1.0 billion in long-term debt during the period to finance the acquisition of aircraft.  As of December 31, 2001, the Company has borrowed $133 million under a separate short-term borrowing facility and pledged receivables of approximately $145 million.  United may also from time to time repurchase on the open market, in privately negotiated purchases or otherwise, its debt securities.

        At December 31, 2001, United guaranteed approximately $100 million of third-party debt.

        Certain of United's surety bonds for worker's compensation have been cancelled in various states where United is self-insured.  As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits or letters of credit.  Subsequent to December 31, 2001, United has posted $187 million in deposits for various states where United is self-insured for worker's compensation claims.

        In addition, during January, United paid $290 million in federal transportation taxes that had been deferred as a result of September 11.  The Company also closed on a private debt financing which raised approximately $250 million in cash and sold its remaining investment in Cendant Corporation for approximately $137 million (see Note 6 "Investments" in the Notes to Consolidated Financial Statements).

        As of December 31, 2001, United had a working capital deficit of $2.9 billion as compared to $1.9 billion at December 31, 2000.  The Company has historically relied on working capital to fund a significant portion of its ongoing operations.  Historically, United has operated with a working capital deficit; however, since September 11, 2001, the Company has not generated positive cash flow from its operations.  Due to the lack of predictability of future traffic, business mix and yields, the Company is unable to estimate when it will again generate positive cash flow from operations to meet its operating requirements, as well as short-term and long-term capital requirements.

        Prior Years.  Operating activities in 2000 generated cash flows of $2.4 billion.  Cash was used primarily to fund net additions to property and equipment ($2.2 billion).  Financing activities included the issuance of $2.4 billion in equipment trust certificates, as well as principal payments under debt and capital lease obligations of $441 million and $283 million, respectively.  Additionally, the Company retired $116 million of long-term debt prior to maturity.

        Operating activities in 1999 generated cash flows of $2.4 billion and the Company's sale of part of its investments in Galileo and Equant provided $828 million in cash.  Cash was used primarily to fund net additions to property and equipment ($2.2 billion).  Financing activities also included principal payments under debt and capital lease obligations of $513 million and $247 million, respectively.

Capital Commitments -

        The Company's business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft.  United may fund the acquisition of aircraft through outright purchase, by issuing debt, or by entering into capital or operating leases.  Similarly, the Company often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other similar facilities.  As can be seen in the table below, these operating lease commitments (which are sometimes referred to as "off-balance sheet debt") are significant.

        Following is a summary of the Company's material contractual cash obligations as of December 31, 2001, including amounts relating to the Company's "off-balance sheet" financing:

(In millions)	Less than	Years	Years	After
	one year	2 and 3	4 and 5	5 years	Total
Long term debt	$ 1,217	$ 1,223	$ 650	$ 4,809	$ 7,899
Capital lease obligations	413	638	609	1,501	3,161
Operating leases	1,559	3,124	3,138	16,594	24,415
Capital spending commitments	1,210	648	758	171	2,787
Total contractual cash obligations	$ 4,399	$ 5,633	$ 5,155	$23,075	$38,262

         See Note 9 "Long-Term Debt", Note 10 "Lease Obligations" and Note 14 "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements for additional discussion of these items.

Capital Resources -

        At December 31, 2001, UAL and United had an effective shelf registration statement on file with the Securities and Exchange Commission to offer up to $1.0 billion of securities, including secured and unsecured debt, equipment trust and pass through certificates or a combination thereof.  In addition, as of February 28, 2002, the Company has unencumbered aircraft and spare engines valued at approximately $3.4 billion.  The Company is pursuing potential opportunities, including refinancings and purchase of future aircraft deliveries, to increase this pool of assets.

        United also has in place committed back-stop financing from its aircraft manufacturers for all aircraft scheduled to be delivered in 2002.

        During the month of January 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.  In addition, the Company sold its remaining investment in Cendant Corporation for approximately $137 million (see Note 5 "Investments" in the Notes to Consolidated Financial Statements).

        United's senior unsecured debt was rated B- by S&P and Caa1 by Moody's.  These ratings reflect a January downgrade by S&P.  The long-term corporate credit ratings of United remain on S&P's CreditWatch with negative implications.

        The impact of the events of September 11, 2001 on United and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including:  (1) the demand for air travel; (2) United's ability to reduce its operating costs and conserve its financial resources, taking into account any increased costs it will incur as a consequence of the attacks, including those referred to below; (3) United's success in implementing its Financial Recovery Plan described above; (4) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (6) the ability of United to reduce costs to a level that takes into account the size of its operation; (7) United's ability to raise financing in light of the various factors referred to in this paragraph; (8) the price of jet fuel; and (9) the extent of the benefits received by United under the Act, taking into account any challenges to and interpretations or amendments of the Act.*

        At this point, due in part to the lack of predictability of future traffic, business mix and yields, United is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Act and the Company's aggressive actions to reduce its costs.  However, given the magnitude of these unprecedented events and the possible subsequent effects, United expects that the adverse impact to its financial condition, its operations and its prospects will continue to be material.*

Other Information

Labor Agreements -

        On July 12, 2000, the Company's contracts with the IAM became amendable.  The Company has been in negotiations with both IAM District 141M (representing mechanics) and 141 (representing public contact, ramp and stores, food services and security employees) since December 1999 for new contracts.  Since September 2000, the negotiations have been conducted under the auspices of the National Mediation Board ("NMB").  Under the terms of the Railway Labor Act, United's current agreements with the IAM remain in effect as negotiations continue.

        On November 19, 2001, the NMB released both parties in the mechanics negotiations from mediation and offered both sides binding arbitration, which was accepted by United but declined by the IAM, effectively beginning a 30-day "cooling-off period," which could have resulted in a strike in December 2001.  Instead, on December 20, 2001, President Bush appointed a Presidential Emergency Board ("PEB") as permitted by the Railway Labor Act, to study the issues between the parties and recommend a solution, effectively postponing a possible strike for 60 days.  On January 20, 2002, the PEB presented its recommendations to the Company and the IAM which included immediate pay increases of as much as 37% for United's mechanics, as well as providing for payment of retroactive wages, of a lesser amount, to July 12, 2000.  United accepted the recommendations of the PEB and they were submitted to the IAM for ratification.  However, on February 12, the mechanics rejected the recommendations and authorized a strike which could have occurred as early as February 20 at 12:01 a.m.  On February 15, the two parties reconvened to continue negotiations and on February 18, the Company and the IAM announced that they had reached a new tentative agreement.  On March 5, 2002, the IAM ratified the tentative agreement, which contains some improvements over the PEB-recommended proposal, including payment of retroactive wages in eight equal quarterly installments, including 6% interest, commencing December 2002.

        Mediated negotiations with IAM District 141 are continuing.

Subsequent Events -

            UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL, is United's exclusive agent to market and sell Mileage Plus miles to non-airline business partners.  In the first quarter of 2002, the Company intends to put in place intercompany contracts and make changes to its corporate structure which will result in substantially all of UAL's customer loyalty and marketing programs becoming the responsibility of ULS.  The purpose of these changes is to enable UAL to better manage these programs and to enhance the range of products and services offered to Mileage Plus members and business partners.

            First, Mileage Plus, Inc. ("MPI") will dividend certain assets related to the Mileage Plus business to its parent company, Mileage Plus Holdings, Inc. ("MPH"), which is a wholly owned subsidiary of United.  Immediately thereafter, MPH will dividend to United all of the stock of MPI.  United then intends to sell all of the stock of MPH and Premier Group (a separate wholly owned subsidiary of United), to ULS in consideration for a $900 million unsecured promissory note (payable over 12 years and bearing interest at a rate of 7% per annum), plus the assumption of the outstanding liability for miles previously sold to non-airline third parties (approximately $500 million).  The purchase price will be based on the estimated fair value of MPH and Premier Group, as determined by the present value of the net future cash flows of the two entities.

            Simultaneous with the above transactions, United will also dividend certain assets associated with direct-to-consumer marketing and service businesses.  These include certain united.com related assets, certain United Vacations and Mileage Plus related assets, and the assets relating to Silver Wings, Cruise4Miles and Sky Mall services to UAL.  UAL then intends to make a capital contribution of these same assets to ULS.

            Not included in these transactions are Mileage Plus participation agreements with other airlines and the customer service call centers supporting Mileage Plus members.  These assets will remain part of MPI and therefore, of United.  Both ULS and United will have complete access (free of charge) to each other's customer databases; however, ULS will both own and maintain the Mileage Plus database, while United will continue to own and maintain the airline customer databases.

            Due to the related party nature of these transactions, no gain or loss will be recorded at United, UAL or ULS.  Any differences between the purchase price and the book value of the assets will be adjusted through equity.  As a result of these transactions, United's equity will increase approximately $900 million.

            Also as a result of these transactions, ULS will be responsible for the sale of non-airline miles and will retain the gross proceeds (and associated liability) for the sale of those miles.  United, through MPI, will retain the right to sell and the associated liability of the miles awarded for travel on United or any of its airline partners.  As Mileage Plus members use miles earned through means other than air travel to redeem a travel award on United, ULS will be obligated to compensate United for the value of this award travel.  Likewise, United will be obligated to pay ULS for miles earned through air travel as they are redeemed for any non-air travel award.  The price of a mile sold between the two entities as a result of these arrangements is contractually mandated and fixed.  The initial allocation of the total mileage liability and the percentage of miles deemed to be earned through other than air travel are also contractually fixed and are based on specified market factors.  Terms of these contracts can change based upon market conditions.

            It is the intention of both United and ULS that these transactions and the allocation of miles be transparent to Mileage Plus members and partners.  While United's passenger and other revenue will be significantly impacted from these transactions, the interest and principal repayments on the promissory note, as well as the anticipated growth in the number and value of United's customers and business partners as a result of these relationships, are intended to compensate United for this reduction in revenue.

Deferred Tax Assets -

        United's consolidated balance sheet at December 31, 2001 includes a net deferred tax asset of $359 million, including $255 million of alternative minimum tax ("AMT") credits which have an indefinite carryforward period, compared to a net deferred tax liability of $1.0 billion at December 31, 2000.  Note 6 "Income Taxes" in the Notes to Consolidated Financial Statements describes the items included in the deferred tax assets and liabilities.

        Management believes that a majority of the deferred tax assets will be realized through reversals of existing deferred tax liabilities with similar reversal patterns and the balance will be realized as a result of generating future taxable income.  United needs to generate approximately $4 billion in future taxable income in order to realize the benefits of the remaining deferred tax assets.  Between 1994 and 2000, United has generated approximately $5.7 billion in taxable income.

        While the book and tax loss in 2001 was largely attributable to events beyond management's control, including the events of September 11 and the recession in the U.S., United has taken several steps to reduce costs and improve profitability, as described in "Financial Recovery Plan" above.

        United's ability to generate sufficient amounts of taxable income from future operations is dependent upon numerous factors, including general economic conditions, inflation, fuel costs, the state of the industry and other factors beyond management's control.  There can be no assurances that United will meet its expectations of future taxable income.  However, based on the extended period over which postretirement benefits will be recognized, the twenty-year federal tax carryforward period, the Company's prior history of taxable income, the utilization of all prior federal net operating loss carryforwards and the indefinite carryforward period for AMT credits, management believes it is more likely than not that future taxable income will be sufficient to utilize the deferred tax assets at December 31, 2001.*

Foreign Operations -

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

        With a worldwide network and significant sales and marketing efforts in the U.S. as well as every major economic region in the world, United is able to mitigate its exposure to fluctuations in any single foreign currency.  The Company's biggest net exposures are typically for Japanese yen, Hong Kong dollars, Australian dollars and British pounds.  During 2001, yen-denominated operating revenue net of yen-denominated operating expense was approximately 16 billion yen (approximately $135 million), Hong Kong dollar-denominated operating revenue net of Hong Kong dollar-denominated operating expense was approximately 1.1 billion Hong Kong dollars (approximately $135 million), British pound-denominated operating revenue net of British pound-denominated operating expense was approximately 85 million British pounds (approximately $123 million), and Australian dollar-denominated operating revenue net of Australian dollar-denominated operating expense was approximately 94 million Australian dollars (approximately $48 million).

        As the Company has limited operations in Argentina, United's cash on deposit in Argentina was less than $4 million at December 31, 2001.

        To reduce the impact of exchange rate fluctuations on United's financial results, the Company hedged some of the risk of exchange rate volatility on its anticipated future foreign currency revenues by purchasing put options (consisting of Japanese yen, euro, Australian dollars and British pounds) and selling Hong Kong dollar forwards.  To reduce hedging costs, the Company sells a correlation option in the first four currencies referred to above.  United also attempts to reduce its exposure to transaction gains and losses by converting excess local currencies generated to U.S. dollars on a timely basis and by entering into currency forward or exchange contracts.  The total notional amount of outstanding currency options and forward exchange contracts, and their respective fair market values as of December 31, 2001, are summarized in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        United's foreign operations involve insignificant amounts of physical assets; however, the Company does have sizable intangible assets related to acquisitions of Atlantic and Latin America route authorities.  Operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries.  Changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of United's international route authority.  Significant changes in such policies could also have a material impact on United's operating revenues and results of operations.  During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which could impact the Company's accounting for these assets.  For further details, see "New Accounting Pronouncements" below.

Airport Rents and Landing Fees -

        United is charged facility rental and/or landing fees at every airport at which it operates.  In recent years, many airports have increased or sought to increase rates charged to airlines as a means of compensating for increasing demands upon airport revenues.  Airlines have challenged certain of these increases through litigation and in some cases have not been successful.  The FAA and the DOT have instituted an administrative hearing process to judge whether rate increases are legal and valid.  However, to the extent the limitations on such charges are relaxed or the ability of airlines to challenge such charges is restricted, the rates charged by airports may increase substantially.  Management cannot predict either the likelihood or the magnitude of any such increase.*

Environmental and Legal Contingencies -

        United has been named as a Potentially Responsible Party at certain Environmental Protection Agency ("EPA") cleanup sites which have been designated as Superfund Sites.  United's alleged proportionate contributions at the sites are minimal; however, at sites where the EPA has commenced litigation, potential liability is joint and several.  Additionally, United has participated and is participating in remediation actions at certain other sites, primarily airports.  The estimated cost of these actions is accrued when it is determined that it is probable that United is liable.  Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and remediation experience.  Therefore, the ultimate disposition cannot be determined at this time.  However, while such cost may vary from United's current estimate, United believes the difference between its accrued reserve and the ultimate liability will not be material.*

        United has certain other contingencies resulting from this and other litigation and claims incident to the ordinary course of business.  Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect United's financial condition, operating results or liquidity.*

Critical Accounting Policies -

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  UAL has prepared the accompanying financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates under different assumptions or conditions.  The Company has identified the following critical accounting policies utilized in the preparation of these financial statements.

        Revenue Recognition. As discussed in Note 1(d) "Summary of Significant Accounting Policies - Airline Revenues" in the Notes to Consolidated Financial Statements, passenger ticket sales are recorded as operating revenues when the transportation is furnished.  The value of unused passenger tickets is included in advance ticket sales as a liability on the balance sheet.  United performs periodic evaluations of this liability and any adjustments, which can be significant, are included in the results of operations for the periods in which the evaluations are completed.  These adjustments result from differences between the Company's estimation of certain revenue transactions and the related sales price, and are impacted by various factors, including a complex pricing structure and interline agreements throughout the industry, which effect the timing of revenue recognition.

        Accounting for Long-Lived Assets.  The Company has approximately $17 billion in operating property and equipment at December 31, 2001.  In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including the estimation of useful lives, salvage values and in 2001, impairment charges.  See Note 1(h) "Summary of Significant Accounting Policies - Operating Property and Equipment" and Note 2 "Special Charges Related to the September 11 Terrorist Attacks" in the Notes to Consolidated Financial Statements for additional information regarding United's policies on accounting for long-lived assets.

        Frequent Flyer Accounting.  The Company utilizes a number of estimates in accounting for its Mileage Plus frequent flyer program which are consistent with industry practices.  Additional information regarding the Mileage Plus frequent flyer program is included in Item 1. Business and in Note 1(b) "Summary of Significant Accounting Policies - Changes in Accounting Principles" and Note 1(i) "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.  In addition, the Emerging Issues Task Force of the FASB is currently reviewing the accounting for both multiple-deliverable revenue arrangements and volume-based sales incentive offers, but has not yet reached a consensus that would apply to programs such as the Mileage Plus program.  The issuance of new accounting standards could have a significant impact on the Company's frequent flyer liability in the year of change as well as future years.

        Pensions and Other Postretirement Benefits.  The Company's pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  The Company's assumptions, which include the selection of the discount rate, the expected return on plan assets and the expected health care cost trend rate, are identified in Note 18 "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.  The discount rate is based on the Company's review of high quality corporate bond rates and the change in these rates during the year.  The expected return on plan assets and health care cost trend rate are based on an evaluation of the Company's historical trends and experience taking into consideration current and expected market conditions.  In addition, the Company's future pension and other postretirement benefit costs and liabilities will be impacted by the new labor agreements with the IAM.

        Valuation Allowance for Deferred Tax Assets.  At December 31, 2001, the Company had a net deferred tax asset of $359 million, which the Company has determined is more likely than not to be realized.  A valuation allowance of $6 million was calculated for those state net operating losses with carryforward periods of seven years or less, using assumptions and methodologies as prescribed under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and as described in "Deferred Tax Assets" above.  See also Note 8 "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements -

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142.  SFAS No. 141 is effective for combinations initiated after June 30, 2001 and requires the use of the purchase method in accounting for business combinations.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires companies to test all goodwill and indefinite-lived intangible assets for impairment and to cease amortization of such assets.  The Company intends to adopt SFAS No. 142 beginning in the first quarter 2002 and currently estimates discontinuing approximately $17 million in amortization expense in 2002.  In accordance with SFAS No. 142, the Company will perform an evaluation of its intangibles in the first quarter after adoption.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not expect SFAS No. 144 to have a material impact on the Company's financial statements upon adoption.

Outlook for 2002*-

        Information regarding guidance for United's 2002 outlook can be obtained from UAL Corporation's Annual Report on Form 10-K for the year 2001.

        Information included in the above "Outlook" paragraphs, as well as certain statements made throughout the Management's Discussion and Analysis of Financial Condition and Results of Operations that are identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company on the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, unit costs, fuel, load factor and capacity include, without limitation, the adverse impact of the September 11 terrorist attacks on the economy in general; the demand for air travel; the ability to reduce operating costs and conserve financial resources; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events; the price of jet fuel; the airline pricing environment; industry capacity decisions; competitors' route decisions; the success of the Company's cost-reduction efforts; the success of the Company's implementation of the Financial Recovery Plan; the results of union contract negotiations and wage rate reduction discussions and their impact on labor costs and operations; the willingness of customers to travel; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

(In millions)	Expected Maturity Dates						2001		2000
								Fair		Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$1,467	$ -	$ -	$ -	$ -	$ -	$1,467	$1,467	$1,463	$1,463
Avg. interest rate	2.21%	-	-	-	-	-	2.21%		6.68%
Variable rate	$ 37	$ -	$ -	$ -	$ -	$ -	$ 37	$ 37	$ 5	$ 5
Avg. interest rate	2.28%	-	-	-	-	-	2.28%		6.96%
Short term investments
Fixed rate	$ 673	$ -	$ -	$ -	$ -	$ -	$ 673	$ 673	$ 581	$ 581
Avg. interest rate	5.09%	-	-	-	-	-	5.09%		6.96%
Variable rate	$ 179	$ -	$ -	$ -	$ -	$ -	$ 179	$ 179	$ 74	$ 74
Avg. interest rate	2.53%	-	-	-	-	-	2.53%		6.77%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ -	$ -	$ 314	$ 314	$ 361	$ 348	$ 394
Avg. interest rate	-	-	-	-	-	3.06%	3.06%		3.06%
Fixed rate - FF deposits	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10	$ 10	$ 10	$ 9
Avg. interest rate	-	-	-	-	-	5.61%	5.61%		5.61%
Fixed rate - DM deposits	$ 1	$ 2	$ 2	$ 2	$ 2	$ 295	$ 304	$ 329	$ 314	$ 354
Avg. interest rate	4.53%	4.56%	4.60%	4.63%	4.66%	6.79%	6.73%		6.72%
Fixed rate - EUR deposits	$ -	$ -	$ -	$ -	$ -	$ 26	$ 26	$ 25	$ 26	$ 24
Avg. interest rate	-	-	-	-	-	4.14%	4.14%		4.14%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 13	$ 13	$ 15	$ 12	$ 13
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Fixed rate debt	$ 117	$ 250	$ 366	$ 280	$ 268	$ 3,872	$5,153	$4,321	$3,537	$3,669
Avg. interest rate	7.24%	8.15%	9.53%	7.57%	7.36%	7.38%	7.58%		7.90%
Variable rate debt	$1,100	$ 46	$ 561	$ 50	$ 52	$ 937	$2,746	$2,591	$1,383	$1,383
Avg. interest rate	3.35%	3.83%	3.05%	3.88%	3.90%	3.49%	3.37%		6.30%

		December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive
Interest rate swap	$ 135	7.86%	$ (17)

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

	December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
Forward exchange contracts			(Pay)/Receive[1]
Japanese Yen - Purchased forwards	$ 115	126.60	$ (4)
- Sold forwards	$ 58	130.90	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (6)
Euro - Purchased forwards	$ 152	1.27	$ (16)

	December 31, 2000
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
Forward exchange contracts			(Pay)/Receive[1]
Japanese Yen - Purchased forwards	$ 141	112.33	$ (3)
- Sold forwards	$ 66	114.71	$ -
Hong Kong Dollar - Sold forwards	$ 23	7.79	$ -
French Franc - Purchased forwards	$ 50	5.05	$ (5)
Euro - Purchased forwards	$ 140	1.30	$ (14)

        Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel.  The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel.  As market conditions change, so may United's hedging program.  In addition, to a limited extent, United trades short-term heating oil futures and option contracts, which are not significant.

December 31, 2001
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive[1]
Purchased forward contracts - Crude oil	$ 201	$ 23.96/bbl	$ (28)
Purchased forward contracts - Heating oil	$ 120	$ 27.16/bbl	$ (17)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors,

United Air Lines, Inc.:

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 2001 and 2000, and the related statements of consolidated operations, consolidated cash flows and consolidated stockholder's equity for each of the three years in the period ended December 31, 2001.  These financial statements and the schedule referred to below are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiary companies as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1(b) of the Notes to Consolidated Financial Statements, effective January 1, 2001, the Company changed its accounting principles for measurement of redeemable preferred ESOP stock as a result of the adoption of Topic D-98 "Classification and Measurement of Redeemable Securities" and effective January 1, 2000, the Company changed certain of its accounting principles for revenue recognition as a result of the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule referenced in Item 14(a) 2 herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
    Arthur Andersen LLP
    Chicago, Illinois
    February 20, 2002

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations

(In millions)

	Year Ended December 31
Operating revenues:	2001	2000	1999
Passenger	$ 13,788	$ 16,932	$ 15,784
Cargo	704	931	906
Other operating revenues	1,595	1,468	1,277
	16,087	19,331	17,967
Operating expenses:
Salaries and related costs	7,041	6,873	6,427
Aircraft fuel	2,476	2,511	1,776
Commissions	734	1,030	1,139
Purchased services	1,754	1,720	1,575
Aircraft rent	830	892	879
Landing fees and other rent	1,018	974	966
Depreciation and amortization	1,021	988	850
Aircraft maintenance	701	698	689
Cost of sales	1,246	1,061	602
Other operating expenses	1,701	1,810	1,705
Special charges	1,313	101	17
	19,835	18,658	16,625
Earnings (loss) from operations	(3,748)	673	1,342
Other income (expense):
Interest expense	(540)	(416)	(372)
Interest capitalized	79	77	75
Interest income	95	99	68
Equity in earnings (losses) of affiliates	6	(8)	37
Gain on sale of investments	261	109	731
Non-operating special charges	(49)	(61)	-
Airline stabilization grant	652	-	-
Miscellaneous, net	(83)	(48)	4
	421	(248)	543
Earnings (loss) before income taxes, extraordinary
item and cumulative effect	(3,327)	425	1,885
Provision for income taxes	(1,214)	158	678
Earnings (loss) before extraordinary
item and cumulative effect	(2,113)	267	1,207
Extraordinary loss on early extinguishment of debt, net	-	(6)	(3)
Cumulative effect of accounting change, net	3	(209)	-
Net earnings (loss)	$(2,110)	$ 52	$ 1,204

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions)

	December 31
Assets	2001	2000

Current assets:
Cash and cash equivalents	$ 1,504	$ 1,468
Short-term investments	852	655
Receivables, less allowance for doubtful
accounts (2001 - $27; 2000 - $14)	1,026	1,212
Related party receivables	536	553
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2001 - $70; 2000 - $55)	329	424
Income tax receivables	217	175
Deferred income taxes	278	230
Prepaid expenses and other	634	456
	5,376	5,173
Operating property and equipment:
Owned -
Flight equipment	14,745	14,888
Advances on flight equipment	495	810
Other property and equipment	3,889	3,713
	19,129	19,411
Less - Accumulated depreciation and amortization	4,702	5,583
	14,427	13,828
Capital leases -
Flight equipment	2,667	3,056
Other property and equipment	99	99
	2,766	3,155
Less - Accumulated amortization	472	640
	2,294	2,515
	16,721	16,343
Other assets:
Investments	236	416
Intangibles, less accumulated amortization
(2001 - $333; 2000 - $306)	952	671
Related party receivables	576	467
Aircraft lease deposits	667	710
Prepaid rent	307	499
Deferred income taxes	81	-
Other	830	790
	3,649	3,553

	$ 25,746	$ 25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Financial Position

(In millions, except share data)

	December 31
Liabilities and Stockholder's Equity	2001	2000
Current liabilities:
Notes payable	$ 133	$ -
Long-term debt maturing within one year	1,217	170
Related party debt maturing within one year	162	155
Current obligations under capital leases	237	268
Advance ticket sales	1,183	1,454
Accounts payable	1,268	962
Related party accounts payable	122	187
Accrued salaries, wages and benefits	1,222	1,236
Accrued aircraft rent	886	820
Other accrued liabilities	1,837	1,522
	8,267	6,774

Long-term debt	6,674	4,740
Long-term obligations under capital leases	1,943	2,261

Other liabilities and deferred credits:
Deferred pension liability	1,241	136
Postretirement benefit liability	1,690	1,557
Deferred gains	827	912
Accrued aircraft rent	557	418
Deferred income taxes	-	1,265
Other	1,041	783
	5,356	5,071
Commitments and contingent liabilities (Note 14)

Preferred stock committed to Supplemental ESOP	77	304

Stockholder's equity:
Common stock at par, $5.00 par value; authorized
1,000 shares; outstanding 250 shares	-	-
Additional capital invested	231	232
ESOP capital	3,898	3,699
Retained earnings (deficit)	(427)	1,833
Accumulated other comprehensive income	(269)	163
Other	(4)	(8)
	3,429	5,919

	$ 25,746	$ 25,069

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Cash Flows

(In millions)

	Year Ended December 31
	2001	2000	1999
Cash and cash equivalents at beginning of year	$ 1,468	$ 235	$ 326
Cash flows from operating activities:
Net earnings (loss)	(2,110)	52	1,204
Adjustments to reconcile to net cash provided by
operating activities -
ESOP compensation expense	-	147	756
Cumulative effect of accounting change, net of tax	(3)	209	-
Extraordinary loss on debt extinguishment, net of tax	-	6	3
Gain on sale of investments	(261)	(109)	(731)
Investment impairment	-	61	-
Pension funding less than (greater than) expense	391	(21)	94
Deferred postretirement benefit expense	214	153	155
Depreciation and amortization	1,926	1,058	867
Provision (credit) for deferred income taxes	(1,146)	325	591
Undistributed (earnings) losses of affiliates	(4)	9	(20)
Decrease (increase) in receivables	128	54	(141)
Decrease (increase) in related party receivables	17	(297)	(210)
Decrease (increase) in other current assets	166	(210)	3
Increase (decrease) in advance ticket sales	(271)	42	(17)
Increase (decrease) in accrued income taxes	(2)	1	(11)
Increase (decrease) in accounts payable
and accrued liabilities	510	872	(95)
Amortization of deferred gains	(66)	(68)	(66)
Other, net	285	74	33
	(226)	2,358	2,415
Cash flows from investing activities:
Additions to property and equipment	(1,861)	(2,508)	(2,383)
Proceeds on disposition of property and equipment	178	324	154
Proceeds on sale of investments	259	147	828
Decrease (increase) in short-term investments	(197)	(363)	68
Decrease (increase) in loans to affiliates	(109)	(2)	(35)
Other, net	(90)	(180)	(263)
	(1,820)	(2,582)	(1,631)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,485	2,567	286
Repayment of long-term debt	(176)	(441)	(513)
Principal payments under capital leases	(289)	(283)	(247)
Purchase of equipment certificates under Company leases	-	-	(47)
Decrease in equipment certificates under Company leases	32	53	33
Increase (decrease) in short-term borrowings	133	(61)	(123)
Aircraft lease deposits	17	(138)	(20)
Dividend to parent	(150)	(208)	(300)
Other, net	30	(32)	56
	2,082	1,457	(875)

Increase (decrease) in cash and cash equivalents during the year	36	1,233	(91)

Cash and cash equivalents at end of year	$ 1,504	$ 1,468	$ 235

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Stockholder's Equity

(In millions)

					Unearned
		Additional		Retained	ESOP	Other
	Common	Capital	ESOP	Earnings	Preferred	Comp.
	Stock	Invested	Capital	(Deficit)	Stock	Income	Other	Total
Balance at December 31, 1998	$ -	$ 21	$ 2,721	$ 1,108	$ (121)	$ (2)	$ (3)	$ 3,724
Year ended December 31, 1999:
Net earnings	-	-	-	1,204	-	-	-	1,204
Other comprehensive income, net:
Unrealized gains on securities, net	-	-	-	-	-	354	-	354
Total comprehensive income	-	-	-	1,204	-	354	-	1,558
Dividend to parent company	-	-	-	(300)	-	-	-	(300)
Unearned compensation and
amortization from issuance of
ESOP preferred stock	-	-	740	-	16	-	-	756
Unearned compensation and
amortization of parent company
restricted stock plan	-	-	-	-	-	-	2	2
Preferred stock committed to
Supplemental ESOP	-	-	(353)	-	-	-	-	(353)
Issuance of common stock	-	204	-	-	-	-	-	204
Other	-	12	(134)	-	77	-	(8)	(53)
Balance at December 31, 1999	-	237	2,974	2,012	(28)	352	(9)	5,538
Year ended December 31, 2000:
Net earnings	-	-	-	52	-	-	-	52
Other comprehensive income, net:
Unrealized losses on securities, net	-	-	-	-	-	(185)	-	(185)
Minimum pension liability adj.	-	-	-	-	-	(4)	-	(4)
Total comprehensive income	-	-	-	52	-	(189)	-	(137)
Dividend to parent company	-	-	-	(231)	-	-	-	(231)
Unearned compensation and
and amortization from issuance of
ESOP preferred stock	-	-	147	-	-	-	-	147
Preferred stock committed to
Supplemental ESOP	-	-	650	-	-	-	-	650
Other	-	(5)	(72)	-	28	-	1	(48)
Balance at December 31, 2000	-	232	3,699	1,833	-	163	(8)	5,919
Year ended December 31, 2001:
Net loss	-	-	-	(2,110)	-	-	-	(2,110)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	(121)	-	(121)
Unrealized losses on derivatives, net	-	-	-	-	-	(46)	-	(46)
Minimum pension liability adj.	-	-	-	-	-	(265)	-	(265)
Total comprehensive income	-	-	-	(2,110)	-	(432)	-	(2,542)
Dividend to parent company	-	-	-	(150)	-	-	-	(150)
Unearned compensation and
amortization of parent company
restricted stock plan	-	-	-	-	-	-	4	4
Preferred stock committed to
Supplemental ESOP	-	-	230	-	-	-	-	230
Other	-	(1)	(31)	-	-	-	-	(32)
Balance at December 31, 2001	$ -	$ 231	$ 3,898	$ (427)	$ -	$ (269)	$ (4)	$ 3,429

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

        (b) Changes in Accounting Principles - During 2001, the Emerging Issues Task Force issued Topic D-98 "Classification and Measurement of Redeemable Securities" ("Topic D-98").  Topic D-98 states that redeemable preferred stock with redemption features outside of the control of the issuer should be classified outside of permanent equity; additionally, for stock that will become redeemable at some future date and its redemption amount is variable (such as at market value), changes in the redemption value should be recognized immediately as they occur and the carrying value of the security be adjusted at the end of each reporting period.

        UAL's preferred stock committed to the Supplemental ESOP is redeemable preferred stock with redemption features outside of UAL's control, as employees can elect to receive from the ESOP trustee, their shares in cash upon termination of employment.  The Supplemental ESOP preferred stock is classified outside of permanent equity.  Topic D-98 requires that the Supplemental ESOP preferred stock be recorded at fair market value at each balance sheet date and also requires retroactive application.  Accordingly, United has restated the carrying amount of the preferred stock to reflect market value at December 31, 2000, 1999 and 1998 with a corresponding change to ESOP capital.  The restatements are as follows:

(In millions)		2000	1999	1998
Preferred stock committed to
Supplemental ESOP	As reported	$ 571	$ 893	$ 691
	As restated	$ 304	$ 954	$ 600

ESOP capital	As reported	$ 3,432	$ 3,035	$ 2,630
	As restated	$ 3,699	$ 2,974	$ 2,721

        Effective January 1, 2001, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended.  The adoption of SFAS No. 133 resulted in a cumulative credit of $3 million, net of tax, to 2001 earnings.  (See Note 1(f) "Summary of Significant Accounting Policies - Derivative Financial Instruments.")

        Effective January 1, 2000, the Company changed its method of accounting for the sale of mileage to participating non-airline partners in its Mileage Plus program, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  Under the new accounting method, a portion of revenue from the sale of mileage (previously recognized in other revenue) is deferred and recognized as passenger revenue when the transportation is provided.  Accordingly, United recorded a charge of $209 million, net of tax, for the cumulative effect of a change in accounting principle to reflect the application of the accounting method to prior years.  This change resulted in a reduction to revenues of approximately $38 million for 2000 and would have reduced 1999 revenues by $45 million.

        The pro forma effect of the accounting change on net income as previously reported for 1999 and prior years is as follows:

(In millions)		1999	1998	1997
Earnings before extraordinary items	As reported	$ 1,207	$ 803	$ 941
	Pro forma	$ 1,178	$ 756	$ 914

Net earnings	As reported	$ 1,204	$ 803	$ 932
	Pro forma	$ 1,175	$ 756	$ 905

        (c)  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See following footnotes for discussion of significant estimates used in the preparation of the financial statements.

        (d)  Airline Revenues - Passenger fares and cargo revenues are recorded as operating revenues when the transportation is furnished.  The value of unused passenger tickets is included in current liabilities.

        (e)  Cash and Cash Equivalents and Short-Term Investments - Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments.  Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents.  Other investments are classified as short-term investments.

        From time to time, United lends certain of its securities classified as cash and cash equivalents and short-term investments to third parties.  United requires collateral in an amount exceeding the value of the securities and is obligated to reacquire the securities at the end of the contract.  United accounts for these transactions as secured borrowings rather than sales and does not remove the securities from the balance sheet.  At December 31, 2001, United was obligated to repurchase $2 million of securities lent to third parties.

        At December 31, 2001 and 2000, $476 million and $543 million, respectively, of investments in debt securities included in cash and cash equivalents and short-term investments were classified as available-for-sale, and $1.8 billion and $1.5 billion, respectively, were classified as held-to-maturity.  Investments in debt securities classified as available-for-sale are stated at fair value based on the quoted market prices for the securities, which does not differ significantly from their cost basis.  Investments classified as held-to-maturity are stated at cost which approximates market due to their short-term maturities.  The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

        (f)  Derivative Financial Instruments -

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

        Aircraft Fuel - United uses crude oil and heating oil forwards and options to hedge a portion of its price risk related to aircraft fuel purchases.  These contracts have maturity dates of less than two years and have been designated as cash flow hedges of anticipated jet fuel purchases.  These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income (net of tax), until the underlying hedged fuel is consumed.  The Company determines the ineffective portion of the fuel forwards and options as the excess of the fair value of the hedge contracts compared to the change in expected cash outflows for the hedged jet fuel.  United excludes, in its assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value.

        Interest Rate - United is a party to a series of interest rate swaps that convert floating-rate operating leases to fixed-rate leases.  United has designated these swaps as cash flow hedges of the floating-rate leases and has recorded these contracts at fair value with the effective portion recorded as a component of other comprehensive income (net of tax).

        The ineffectiveness resulting from the changes in fair value of aircraft fuel and interest rate hedge positions was immaterial.  There was no ineffectiveness resulting from the changes in fair value of foreign currency hedge positions reported in earnings.  Amounts excluded from the assessment of effectiveness amounted to approximately $3 million before income taxes and were recorded in "Miscellaneous, net."

        The following is a reconciliation of current period changes (net of tax) of the portion of stockholders' equity relating to derivatives that qualify as cash flow hedges:

(In millions)	(decrease)/increase
Transition adjustment as of January 1, 2001	$ (4)
Current period increase in fair value, net	(39)
Reclassifications into earnings, net	(3)
Balance as of December 31, 2001	$ (46)

        Of this amount, $32 million in losses is expected to be recorded into earnings within the next twelve months.  At December 31, 2001, the term of derivative instruments hedging variability in cash flows, except those related to payment of variable interest on existing financial instruments, was seventeen years.

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

        (g)  Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost.  Flight equipment spare parts are stated at average cost less an obsolescence allowance.

        (h)  Operating Property and Equipment - Owned operating property and equipment is stated at cost.  Property under capital leases, and the related obligation for future lease payments, are initially recorded at an amount equal to the then present value of those lease payments.

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

        (k)  United Express - United has marketing agreements under which independent regional carriers, flying under the United Express name, feed United's mainline flying.  United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of expenses.  In addition, United has call options that are exercisable under certain conditions, on 22 regional jets owned or leased by these carriers.

         (l)  Advertising  - Advertising costs, which are included in other operating expenses, are expensed as incurred.  Advertising expense was $208 million, $267 million and $232 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        (m)  Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 12 "Retirement and Postretirement Plans").  Route acquisition costs are amortized over 40 years.  During 2001, the FASB issued SFAS No. 142 which the Company intends to adopt in January 2002.  See Other Information, "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        (n)  Measurement of Impairments - In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  In August 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121.  See Other Information, "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2)  Special Charges Related to the September 11 Terrorist Attacks

        On September 11, 2001, two United aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and in a crash near Johnstown, Pennsylvania.  On the same day, two American Airlines aircraft were also hijacked and used in terrorist attacks on The World Trade Center and the Pentagon.  In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in numerous deaths and injuries to persons on the ground and massive property damage.  In the immediate aftermath of the attacks, the FAA ordered all aircraft operating in the U.S. grounded immediately.  This grounding effectively lasted for three days, and the Company was able to operate only a portion of its scheduled flights for several days thereafter.  When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks.

        In a direct response to the adverse impact on air travel as a result of the September 11 terrorist attacks, United reduced capacity by as much as 23%, which allowed for the retirement of the entire B727-200 and B737-200 fleets.  In addition, on September 19, United announced that it would begin the process of furloughing approximately 20,000 employees.  Since that time, however, due to slightly increased customer demand, and an increase to the April 2002 schedule, United plans to recall 1,200 flight attendants to active status on April 1, 2002 and to furlough fewer pilots than previously planned.

        During the third quarter, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.  In addition, as of December 31, 2001, United had received $652 million in compensation under the Air Transportation Safety and System Stabilization Act (the "Act").  For further information, see "September 11 Terrorist Attacks" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The special charge is made up of the following:

		Amount
(In millions)	Amount	(net of tax)
Special charges:
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313	$ 834
Non-operating special charges	49	31
Airline stabilization grant	(652)	(414)
Special charges, net of grant	$ 710	$ 451

        As a result of the grounding of the B727-200 and B737-200 fleets, the Company recorded a charge of $271 million, reflecting the write-down of the fleets to fair value.

        Due to the changes being implemented to United's operations, the Company has reviewed its fleet for impairment in accordance with SFAS No. 121.  (See Note 1(n) "Summary of Significant Accounting Policies - Measurement of Impairments.")  Management has determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets will be less than their carrying value.  Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions.  These models were based upon projections of passenger yield, fuel costs, labor costs and other relevant factors in the markets where these aircraft will operate.  The owned aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties.  Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

        Also included in the special charge is $107 million relating to the write-off of capital projects no longer being pursued.  Additionally, United has recorded a non-operating special charge of $48 million relating to the write-down of residual values on certain non-operating equipment leased to others.

        As a result of recording the above special charges related to aircraft and capital projects, depreciation and amortization expense will decrease by approximately $80 million in 2002.

        The Company has begun the process of furloughing approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees).  In connection with the furloughs, United accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.

        The special charge also includes $181 million for amounts due under executory contracts with third parties, including aircraft manufacturers, software vendors, food suppliers and governmental authorities.

        Since the announcement of the reduction in force, approximately 19,000 employees have been furloughed, separated, elected special leave of absence, or retired.  Of this amount, approximately 4,200 employees are on special leave with full benefits for up to two years.

        United had accrued $134 million related to the reduction in force and $181 million related to early termination fees at September 30, 2001.  During the fourth quarter, United paid $47 million in severance-related costs and $10 million in early termination fees, bringing the accruals for the reduction in force and early termination fees to $87 million and $171 million, respectively, at December 31, 2001.

(3)  Employee Stock Ownership Plans and Recapitalization

        On July 12, 1994, the stockholders of UAL approved a plan of recapitalization to provide an approximately 55% equity interest in UAL to certain employees of United in exchange for wage concessions and work-rule changes.  The employees' equity interest was allocated to individual employees through the year 2000 under ESOPs which were created as a part of the recapitalization.

        The ESOPs cover employees represented by ALPA, the IAM and U.S. management and salaried employees and include a "Leveraged ESOP," a "Non-Leveraged ESOP" and a "Supplemental ESOP."  Both the Leveraged ESOP and the Non-Leveraged ESOP are tax-qualified plans while the Supplemental ESOP is not a tax-qualified plan.

        The equity interests were delivered to employees through two classes of preferred stock (Class 1 and Class 2 ESOP Preferred Stock, collectively "ESOP Preferred Stock"), and the voting interests were delivered through three separate classes of preferred stocks (Class P, M and S Voting Preferred Stock, collectively, "Voting Preferred Stock").  The Class 1 ESOP Preferred Stock was delivered to an ESOP trust in seven separate sales under the Leveraged ESOP, the last of which occurred on January 5, 2000.  Based on Internal Revenue Code Limitations, shares of the Class 2 ESOP Preferred Stock were either contributed to the Non-Leveraged ESOP or allocated as "book entry" shares to the Supplemental ESOP annually through the year 2000.  In addition, each share of ESOP Preferred Stock is convertible into four shares of UAL common stock.

        Shares of ESOP Preferred Stock were legally released or allocated to employee accounts as of year-end.  The final allocation of shares occurred in March 2001 as follows:  669,966 shares of Class 1 ESOP Preferred Stock, 167,523 shares of Class 2 ESOP Preferred Stock and 834,726 shares of Voting Preferred Stock were allocated to employee accounts, and another 20,007 shares of Class 2 ESOP Preferred Stock were allocated in the form of "book entry" shares, effective December 31, 2000.  In addition, during 2001, 152,620 shares of Class 2 ESOP Preferred Stock previously allocated in book entry form were issued and either contributed to the qualified plan or converted and sold on behalf of terminating employees.

        For the Class 2 ESOP Preferred Stock committed to be contributed to employees under the Supplemental ESOP, employees can elect to receive their "book entry" shares in cash upon termination of employment.  At December 31, 2001, there were 1,430,536 book entry shares outstanding under the Supplemental ESOP.  The estimated fair value of such shares at December 31, 2001 and 2000 is reflected in the Statements of Consolidated Financial Position as discussed in Note 1(b) "Summary of Significant Accounting Policies - Changes in Accounting Principles."

(4)  Other Income (Expense) - Miscellaneous

        Included in Other income (expense) - "Miscellaneous, net" was $(21) million, $(22) million and $4 million of foreign exchange gains (losses) in 2001, 2000 and 1999, respectively.

(5)  Investments

        At December 31, 2000, United owned 15,940,000 shares (18%) in Galileo, a leading provider of electronic global distribution services for the travel industry.  On October 1, 2001, Cendant Corporation ("Cendant") acquired all of the outstanding common stock of Galileo for a combination of stock and cash.  Accordingly, United tendered all of its shares in Galileo for net proceeds of $65 million and 21,168,320 shares in Cendant, resulting in a gain of $155 million, net of tax.  Subsequent to the acquisition by Cendant and prior to December 31, United sold 14 million shares of Cendant common stock for net proceeds of $194 million, resulting in a gain of $11 million, net of tax.  During January 2002, United sold its remaining investment in Cendant for net proceeds of $137 million, resulting in a gain of approximately $29 million, net of tax.

        At December 31, 2001, United had $113 million in trust under a prior services agreement with Galileo.  The revenues from the agreement were earned and recorded in 1999, 2000 and 2001 and the payout of the trust will occur in July 2002.

        In June 1999, United sold 17,500,000 common shares of Galileo in a secondary offering for $766 million, resulting in a gain of $428 million, net of tax.

        At December 31, 2000, United owned 1,391,791 depositary certificates in Equant, a provider of international data network services to multinational businesses and a single source for global desktop communications.  On June 29, 2001, France Telecom acquired all of the outstanding shares of Equant in an exchange of one France Telecom share for every 2.2 Equant shares.  At December 31, 2001, the estimated fair value of United's investment in France Telecom was approximately $25 million.

        In December 1999, United sold 709,000 shares of common stock in Equant in a secondary offering by Equant for $62 million, resulting in a gain of $40 million, net of tax.

        During 1998 and 1999, United invested approximately $51 million in GetThere.com (a leading provider of Internet-based travel planning products tailored to individual, corporate, travel supplier and travel agency customers) resulting in a 28% minority interest consisting of common stock, warrants and options.  United accounted for its investment in GetThere.com using the equity method of accounting.  On October 6, 2000, Sabre Holdings Corporation acquired all of the outstanding common stock of GetThere.com for $17.75 per share.  Accordingly, after converting its options and warrants, United tendered all of its shares for net proceeds of $147 million, resulting in a gain of approximately $69 million, net of tax.

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

        In 2001, United and its subsidiaries incurred both a regular and an AMT loss.  The carryback of the regular tax loss and the AMT loss to 1999 will produce both federal and state refunds and reduce AMT credits.  The primary differences between United's regular tax loss and AMT loss are the depreciation adjustments and preferences.

         The provision for income taxes is summarized as follows:

(In millions)	2001	2000	1999
Current -
Federal	$ (70)	$ (141)	$ 73
State	1	(26)	14
	(69)	(167)	87
Deferred -
Federal	(1,050)	284	537
State	(95)	41	54
	(1,145)	325	591
	$(1,214)	$ 158	$ 678

        The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	2001	2000	1999
Income tax provision at statutory rate	$(1,165)	$ 149	$ 660
State income taxes, net of federal income
tax benefit	(61)	10	44
Nondeductible employee meals	18	24	24
Other, net	(6)	(25)	(50)
	$(1,214)	$ 158	$ 678

        Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2001 and 2000 are as follows:

(In millions)	2001		2000
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,336	$ 80	$ 1,071	$ 214
Depreciation, capitalized interest
and transfers of tax benefits	-	3,199	-	3,011
Federal and state net operating
loss carryforwards	1,162	-	43	-
Mileage Plus deferred revenue	171	-	132	-
Gains on sale and leasebacks	275	-	307	-
Rent expense	462	-	461	-
AMT credit carryforwards	255	-	371	-
Other	919	936	824	1,022
Less: State net operating loss
valuation allowance	(6)	-	-	-
	$ 4,574	$ 4,215	$ 3,209	$ 4,247

        The Company has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at December 31, 2001 will be realized.

        At December 31, 2001, United and its subsidiaries had $255 million of federal AMT credits and $1.2 billion of federal and state net operating losses which may be carried forward to reduce the tax liabilities of future years.  State net operating losses were reduced by a valuation allowance for those states with carryforward periods of seven years or less, for which it is more likely than not that expiration will occur before utilization.

(7) Other Comprehensive Income

        The following table presents the tax effect of those items included in other comprehensive income:

	Year Ended December 31
(In millions)	2001			2000			1999
		Tax	Net of		Tax	Net of		Tax	Net of
	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax	Pre-Tax	Effect	Tax
Unrealized holding gains (losses)
arising during period	$ 71	$ (26)	$ 45	$ (280)	$ 95	$ (185)	$ 547	$ (193)	$ 354
Less: reclassification adjustment
for gains included in net income	261	(95)	166	-	-	-	-	-	-
Net unrealized holding gains (losses)	(190)	69	(121)	(280)	95	(185)	547	(193)	354
Unrealized losses on derivatives	(72)	26	(46)	-	-	-	-	-	-
Minimum pension liability	(418)	153	(265)	(6)	2	(4)	-	-	-
Total other comprehensive income	$ (680)	$ 248	$ (432)	$ (286)	$ 97	$ (189)	$ 547	$ (193)	$ 354

        Unrealized gains (losses) on securities primarily represent gains (losses) on the Company's investments in Galileo, Cendant and France Telecom as discussed in Note 5 "Investments."

(8) Short-Term Borrowings

        At December 31, 2001, United had outstanding $133 million in short-term borrowings, bearing an average interest rate of 2.80%.  Receivables amounting to $145 million were pledged by United to secure repayment of such outstanding borrowings.

(9)  Long-Term Debt

        A summary of long-term debt, including current maturities, as of December 31 is as follows (interest rates are as of December 31, 2001):

(In millions)	2001	2000
Secured notes, 2.30% to 9.83%, averaging
5.78%, due through 2014	$ 6,760	$ 3,469
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	646
Commercial paper, 6.71%, due through 2003	-	549
Special facility bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2034	493	255
	7,899	4,919
Less: Unamortized discount on debt	(8)	(9)
Current maturities	(1,217)	(170)
	$ 6,674	$ 4,740

        See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for disclosures regarding the fair values of debt.

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

        The Company, through a special-purpose financing entity that is consolidated, issued commercial paper which was originally classified as long-term debt.  The proceeds from the commercial paper were used to refinance certain equipment certificates supporting leveraged lease transactions.  During 2001, the Company terminated this transaction using proceeds from an interim bank facility to pay off the commercial paper.  Subsequent to December 31, 2001, the Company refinanced the interim bank facility to long-term and now classifies the debt as a long-term obligation in the Company's statement of financial position.

        In July 2000, the Company issued $921 million in enhanced equipment trust certificates ("EETCs") to refinance certain owned aircraft and aircraft under operating leases.  Net proceeds after refinancing the operating leases was $622 million.  In December 2000, the Company issued an additional $1.5 billion in EETCs to refinance certain owned aircraft and in August 2001, the Company issued $1.5 billion in EETCs to finance certain owned aircraft.  Also during 2001, the Company issued $1.0 billion in long-term debt to finance the acquisition of aircraft.

        At December 31, 2001, United had recorded $493 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago.  United guarantees the payment of these bonds under various payment and loan agreements.  The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the balance sheet.

        At December 31, 2001, United had outstanding a total of $2.7 billion of debt at variable rates from 2.30% to 6.35% based on specified spreads over LIBOR.

        Maturities of long-term debt for each of the four years after 2002 are:  2003 - $296 million; 2004 - $927 million; 2005 - $330 million; and 2006 - $320 million.  Various assets, principally aircraft, having an aggregate book value of $5.5 billion at December 31, 2001, were pledged as security under various loan agreements.

(10)  Lease Obligations

        The Company leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles.

        Future minimum lease payments as of December 31, 2001, under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year are as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2002	$ 907	$ 652	$ 413
2003	954	597	315
2004	994	580	323
2005	1,007	568	292
2006	1,018	546	317
After 2006	8,477	8,115	1,501
Total minimum lease payments	$ 13,357	$11,058	3,161
Imputed interest (at rates of 5.3% to 12.2%)			(981)
Present value of minimum lease payments			2,180
Current portion			(237)
Long-term obligations under capital leases			$ 1,943

        As of December 31, 2001, United leased 300 aircraft, 69 of which were under capital leases.  These leases have terms of 10 to 26 years, and expiration dates range from 2002 through 2020.  Under the terms of all leases, United has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost.  The present value of United's future minimum lease payments under operating leases for aircraft and non-aircraft was $6.6 billion and $4.4 billion, respectively, at December 31, 2001.

        In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2001 an aggregate 41 billion yen ($314 million), 667 million German marks ($304 million), 71 million French francs ($10 million), 30 million euro ($26 million) and $13 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors.  These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.5 billion in each of 2001, 2000 and 1999.  Included in 2001 rental expense was $6 million in contingent rentals, resulting from changes in interest rates for operating leases under which the rent payments are based on variable interest rates.

(11) Related Party Transactions

        UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL, is responsible for United's internet initiatives and for marketing the sale of Mileage Plus miles to third parties.  During 2001, United paid ULS approximately $175 million in commissions relating to bookings on united.com and the sale of miles to third parties.

        Air Wis Services, Inc., a wholly owned subsidiary of UAL, owns Air Wisconsin, Inc.  At December 31, 2001 and 2000, United had outstanding loans from Air Wisconsin, Inc. in the amount of $162 and $155 million, respectively.  The loans bear interest at market rates.

        At December 31, 2001 and 2000, United had accounts receivable from UAL of $375 and $266 million, respectively.

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

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes a fair value based method of accounting for stock options. The Company has elected to continue using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.  Had compensation cost for awards been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have instead been reported as the pro forma amounts indicated below:

(In millions)		2001	2000	1999
Net earnings (loss)	As reported	$ (2,110)	$ 52	$ 1,204
	Pro forma	$ (2,126)	$ 35	$ 1,188

        The weighted-average grant date fair value of restricted shares issued was $51.83 for shares issued in 2000 and $69.51 for shares issued in 1999.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999
Risk-free interest rate	6.4%	6.4%	5.2%
Dividend yield	2.4%	2.4%	0.0%
Volatility	36.0%	35.0%	34.0%
Expected life (years)	4.0	4.0	4.0

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

        During 2001, the Company issued stock options to Mr. Creighton as of his employment date, in lieu of other compensation.  These stock options were granted in October 2001 and vest ratably over six months from the date of grant.  Accordingly, the assumptions used to calculate the fair value of these options were as follows:  risk-free interest rate of 4.5%, dividend yield of 0%, volatility of 46.0% and an expected life of four years.

(12) Retirement and Postretirement Plans

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

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the statement of financial position for the defined benefit and other postretirement plans as of December 31:

(In millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Benefit obligation at beginning of year	$ 9,252	$ 7,381	$ 1,706	$ 1,465
Service cost	352	269	68	47
Interest cost	722	629	149	120
Plan participants' contributions	1	1	11	8
Amendments	4	260	-	3
Actuarial (gain) loss	284	1,162	473	164
Curtailments	13	-	69	-
Foreign currency exchange rate changes	(15)	(15)	-	-
Benefits paid	(518)	(435)	(117)	(101)
Benefit obligation at end of year	$10,095	$ 9,252	$ 2,359	$ 1,706

Change in Plan Assets
	2001	2000	2001	2000
Fair value of plan assets at beginning of year	$ 8,511	$ 8,701	$ 116	$ 113
Actual return on plan assets	(457)	21	7	8
Employer contributions	43	230	101	88
Plan participants' contributions	1	1	11	8
Foreign currency exchange rate changes	(5)	(7)	-	-
Benefits paid	(518)	(435)	(117)	(101)
Fair value of plan assets at end of year	$ 7,575	$ 8,511	$ 118	$ 116

Funded status	$(2,520)	$ (741)	$(2,241)	$(1,590)
Unrecognized actuarial (gains) losses	1,508	14	484	(54)
Unrecognized prior service costs	692	806	2	2
Unrecognized net transition obligation	15	-	-	-
Net amount recognized	$ (305)	$ 79	$(1,755)	$(1,642)

Amounts recognized in the statement of
financial position consist of:	2001	2000	2001	2000

Prepaid (accrued) benefit cost	$ (305)	$ 79	$(1,755)	$(1,642)
Accrued benefit liability	(991)	(266)	-	-
Intangible asset	562	255	-	-
Accumulated other comprehensive income	429	11	-	-
Net amount recognized	$ (305)	$ 79	$(1,755)	$(1,642)

Weighted-average assumptions	2001	2000	2001	2000

Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.75%	9.75%	8.00%	8.00%
Rate of compensation increase	4.20%	4.36%	-	-

        The assumed health care cost trend rate for gross claims paid was 8.0% for 2002 decreasing to an ultimate rate of 4.5% in 2006.  The rate used for 2001 was 4.5%.

        The net periodic benefit cost included the following components:

(In millions)	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$ 352	$ 269	$ 295	$ 68	$ 47	$ 53
Interest cost	722	629	583	149	120	116
Expected return on plan assets	(805)	(740)	(665)	(9)	(9)	(9)
Amortization of prior service cost
including transition obligation/(asset)	73	58	57	-	-	-
Curtailment charge	74	-	-	4	-	-
Recognized actuarial (gain)/loss	16	(7)	1	2	(9)	(5)
Net period benefit costs	$ 432	$ 209	$ 271	$ 214	$ 149	$ 155

        Total pension expense for all retirement plans (including defined contribution plans) was $629 million in 2001, $302 million in 2000 and $285 million in 1999.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $10.1 billion, $8.9 billion and $7.6 billion, respectively, as of December 31, 2001 and $1.0 billion, $632 million and $61 million, respectively, as of December 31, 2000.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in assumed health care trend rate would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 36	$ (29)
Effect on postretirement benefit obligation	$ 323	$ (264)

        Changes in interest rates or rates of inflation may impact the assumptions used in the valuation of pension obligations and postretirement obligations including discount rates and rates of increase in compensation, resulting in increases or decreases in United's pension and postretirement liabilities and pension and postretirement costs.

(13)  Financial Instruments and Risk Management

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

Financial Guarantees

        Special facility revenue bonds have been issued by certain municipalities to build or improve airport and maintenance facilities leased by United.  Under the lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds.  At December 31, 2001, $1.2 billion principal amount of such bonds was outstanding.  As of December 31, 2001, UAL and United had jointly guaranteed $35 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest.  The payments required to satisfy these obligations are included in the future minimum lease payments disclosed in Note 10 "Lease Obligations."

        At December 31, 2001, United guaranteed approximately $100 million of third-party debt.

Concentrations of Credit Risk

        The Company does not believe it is subject to any significant concentration of credit risk.  Most of the Company's receivables result from sales of tickets to individuals through geographically dispersed travel agents, including on-line agencies, Company outlets, corporate travel departments or other airlines, often through the use of major credit cards.  These receivables are short term, generally being settled shortly after the sale.

(14)  Commitments, Contingent Liabilities and Uncertainties

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

        At December 31, 2001, commitments for the purchase of property and equipment, principally aircraft, approximated $2.8 billion, after deducting advance payments.  An estimated $1.2 billion will be spent in 2002, $0.1 billion in 2003, $0.5 billion in 2004 and $1.0 in 2005 and thereafter.  The major commitments are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.  These commitments take into account the previously announced deferral of future aircraft deliveries for 2002 and 2003 from the originally planned 67 aircraft to 24 aircraft.

        In connection with the construction of the Indianapolis Maintenance Center, United agreed to spend an aggregate $800 million on capital investments by the year 2001 and employ at least 7,500 individuals by the year 2004.  In the event such targets are not reached, United may be required to make certain payments to the city of Indianapolis and state of Indiana.  As a result of the events of September 11 and the subsequent reduction in the Company's operations and capital spending, United became obligated to refund approximately $32 million to the state and local governments during the second quarter of 2002.  This amount is included in "Other Accrued Liabilities" on the Statement of Consolidated Financial Position at December 31, 2001.

        Approximately 80% of United's employees are represented by various labor organizations.  The contracts with ALPA and the AFA become amendable in 2004 and 2006, respectively.

(15)  Segment Information

        United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.  The accounting policies for each of these segments are the same as those described in Note 1 "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how the Company's management internally disaggregates financial information for the purpose of making internal operating decisions.  United evaluates performance based on United's earnings before income taxes, special charges and gains on sales.  Revenues are attributed to each reportable segment based on the allocation guidelines provided by the DOT, which classifies flights between the U.S. and foreign destinations as part of each respective region.  A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In millions)	Year Ended December 31, 2001
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 10,664	$ 2,663	$ 2,081	$ 679	$ 16,087	$ -	$ 16,087
Interest income	63	16	12	4	95	-	95
Interest expense	329	81	101	29	540	-	540
Equity in earnings (losses)
of affiliates	4	1	1	-	6	-	6
Depreciation and amortization	689	161	153	18	1,021	-	1,021
Earnings before income taxes,
special charges, gains on
sales and stabilization grant	(1,771)	(580)	(386)	(141)	(2,878)	-	(2,878)

(In millions)	Year Ended December 31, 2000
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 13,094	$ 3,161	$ 2,260	$ 816	$ 19,331	$ -	$ 19,331
Interest income	55	23	16	5	99	-	99
Interest expense	234	95	66	21	416	-	416
Equity in losses of affiliates	(5)	(2)	(1)	-	(8)	-	(8)
Depreciation and amortization	628	176	141	43	988	-	988
Earnings before income taxes,
special charges and
gains on sales	285	73	108	12	478	-	478

(In millions)	Year Ended December 31, 1999
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 12,516	$ 2,691	$ 1,973	$ 787	$ 17,967	$ -	$ 17,967
Interest income	40	14	10	4	68	-	68
Interest expense	217	79	55	21	372	-	372
Equity in earnings of affiliates	21	9	5	2	37	-	37
Depreciation and amortization	548	145	115	42	850	-	850
Earnings before income taxes,
special charges and gains
on sales	899	85	166	21	1,171	-	1,171

(In millions)	2001	2000	1999
Total earnings for reportable segments	$ (2,878)	$ 478	$ 1,171
Special charges	(1,313)	(101)	(17)
Non-operating special charges	(49)	(61)	-
Airline stabilization grant	652	-	-
Gains on sales	261	109	731
Total earnings (loss) before income taxes,
extraordinary item and cumulative effect	$ (3,327)	$ 425	$ 1,885

        United's operations involve an insignificant level of dedicated revenue producing assets by reportable segment.  The overwhelming majority of United's revenue producing assets can be deployed in any of the four reportable segments.  United has significant intangible assets related to the acquisition of its Atlantic and Latin America route authorities.  During 2001, the FASB issued SFAS No. 142 which could impact the Company's accounting for these assets.  For further details, see Other Information, "New Accounting Pronouncements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(16)  Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	2001	2000	1999
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 411	$ 307	$ 269
Income taxes	38	17	294

Non-cash transactions:
Capital lease obligations incurred	-	339	482
Long-term debt incurred in connection
with additions to equipment	669	32	-
Increase (decrease) in pension intangible assets	307	107	(123)
Net unrealized gain (loss) on investments	(167)	(185)	354

(17) Selected Quarterly Financial Data (Unaudited)

(In millions)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2001:
Operating revenues	$ 4,418	$ 4,648	$ 4,097	$ 2,924	$ 16,087
Loss from operations	(428)	(356)	(2,064)	(900)	(3,748)
Loss before cumulative effect	(324)	(294)	(1,179)	(316)	(2,113)
Cumulative effect of accounting change, net	3	-	-	-	3
Net loss	$ (321)	$ (294)	$ (1,179)	$ (316)	$ (2,110)

2000:
Operating revenues	$ 4,533	$ 5,098	$ 4,916	$ 4,784	$ 19,331
Earnings (loss) from operations	281	597	(30)	(175)	673
Earnings (loss) before extraordinary item
and cumulative effect	128	331	(105)	(87)	267
Extraordinary loss on early
extinguishment of debt, net	-	-	(6)	-	(6)
Cumulative effect of accounting change, net	(209)	-	-	-	(209)
Net loss	$ (81)	$ 331	$ (111)	$ (87)	$ 52

        During the third quarter of 2001, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks.  Additionally, in the third and fourth quarters of 2001, United recognized $391 million and $261 million, respectively, in compensation under the Act as non-operating income.  (See Note 2 "Special Charges Related to the September 11 Terrorist Attacks.")

        During the fourth quarter of 2001, United recognized a gain of $261 million on the sale of its investments in Galileo and Cendant.  (See Note 5 "Investments.")

        During the third quarter of 2000, United recorded an investment impairment of $61 million related to its warrants in Priceline.com.  Additionally, in the fourth quarter 2000, United recognized a pre-tax gain of $109 million on the sale of its investment in GetThere.com.  (See Note 5 "Investments.")

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

         3.     Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K or incorporated in this report by reference, and is incorporated herein by reference.

(b)     Reports on Form 8-K.

        Form 8-K dated November 7, 2001 to report Exhibits to the August 10, 2001 Registration Statement and Prospectus Supplement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2002.

UNITED AIR LINES, INC.

/s/ John W. Creighton, Jr.
John W. Creighton, Jr.
Chairman of the Board and
Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John W. Creighton, Jr.
John W. Creighton, Jr.
Chairman of the Board and Chief Executive Officer and a Director (principal executive officer)

/s/ Frederic F. Brace
Frederic F. Brace Senior Vice President and Chief Financial Officer and a Director (principal financial officer)

/s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)

/s/ Rono J. Dutta
Rono J. Dutta
Director

/s/ Christopher D. Bowers
Christopher D. Bowers
Director

/s/ Sara A. Fields
Sara A. Fields
Director

/s/ Francesca M. Maher
Francesca M. Maher
Director

/s/ Andrew P. Studdert
Andrew P. Studdert
Director

                                                                                                                                                   Schedule II

United Air Lines, Inc. and Subsidiary Companies

Valuation and Qualifying Accounts

For the Years Ended December 31, 2001, 2000 and 1999

(In millions)

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Year

Year Ended December 31, 1999
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 16	$ 11	$ 14	$ 13

Obsolescence allowance -
Flight equipment spare parts	$ 39	$ 5	$ (1)	$ 45

Year Ended December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 13	$ 15	$ 14	$ 14

Obsolescence allowance -
Flight equipment spare parts	$ 45	$ 12	$ 2	$ 55

Year Ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 14	$ 37	$ 24	$ 27

Obsolescence allowance -
Flight equipment spare parts	$ 55	$ 27	$ 12	$ 70

Accrual for reduction in force	$ -	$134	$ 47	$ 87

Accrual for early termination fees	$ -	$181	$ 10	$171

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of United (filed as Exhibit 3.1 of United's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

3.2	By-laws of United (filed as Exhibit 3.2 of United's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

United's indebtedness under any single instrument does not exceet 10% of United's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by the Air Line Pilots Association, International (filed as Exhibit 10.41 of UAL's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges

23	Consent of Independent Public Accountants