Form 10-Q
period 2002-03-31
UNITED AIR LINES INC
filed 2002-04-29
CIK 101001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 29, 2002
Common Stock ($5 par value)	205

* Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033). Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	March 31
	2002	December 31
Assets	(Unaudited)	2001

Current assets:
Cash and cash equivalents, including restricted
cash of $201 million at March 31, 2002	$ 2,052	$ 1,504
Short-term investments	544	852
Receivables, net	1,142	1,026
Related party receivables	670	536
Income tax receivables	205	217
Inventories, net	323	329
Deferred income taxes	282	278
Prepaid expenses and other	373	634
	5,591	5,376

Operating property and equipment:
Owned	19,607	19,129
Accumulated depreciation and amortization	(4,838)	(4,702)
	14,769	14,427

Capital leases	2,699	2,766
Accumulated amortization	(462)	(472)
	2,237	2,294
	17,006	16,721

Other assets:
Investments	91	236
Intangibles, net	387	390
Related party receivables	1,478	576
Aircraft lease deposits	664	667
Prepaid rent	68	307
Other, net	1,358	1,473
	4,046	3,649

	$26,643	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	March 31
	2002	December 31
Liabilities and Stockholder's Equity	(Unaudited)	2001

Current liabilities:
Notes payable	$ 133	$ 133
Current portions of long-term debt and
capital lease obligations	1,888	1,454
Related party debt maturing within one year	160	162
Advance ticket sales	1,485	1,183
Accrued salaries, wages and benefits	1,299	1,268
Accounts payable	913	1,222
Other	2,192	2,845
	8,070	8,267

Long-term debt	6,672	6,674

Long-term obligations under capital leases	1,860	1,943

Other liabilities and deferred credits:
Deferred pension liability	1,310	1,241
Postretirement benefit liability	1,699	1,690
Deferred gains	800	827
Deferred income taxes	266	-
Other	1,530	1,598
	5,605	5,356

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	29	77

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,655	231
ESOP capital	3,946	3,898
Retained deficit	(923)	(427)
Accumulated other comprehensive income	(268)	(269)
Other	(3)	(4)
	4,407	3,429

	$26,643	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions)

	Three Months Ended
	March 31
	2002	2001
Operating revenues:
Passenger	$ 2,758	$ 3,812
Cargo	141	192
Other	297	414
	3,196	4,418
Operating expenses:
Salaries and related costs	1,572	1,849
Aircraft fuel	398	664
Commissions	133	233
Purchased services	350	453
Aircraft rent	212	209
Landing fees and other rent	248	239
Depreciation and amortization	236	252
Cost of sales	270	307
Aircraft maintenance	145	200
Other	338	440
	3,902	4,846

Loss from operations	(706)	(428)

Other income (expense):
Interest expense	(146)	(132)
Interest capitalized	11	22
Interest income	34	33
Equity in earnings of affiliates	1	1
Gain on sale of investment	46	-
Miscellaneous, net	(16)	(18)
	(70)	(94)
Loss before income taxes and
cumulative effect of accounting changes	(776)	(522)
Credit for income taxes	(280)	(198)

Loss before cumulative effect of accounting changes	(496)	(324)
Cumulative effect of accounting change, net of tax	-	3
Net loss	$ (496)	$ (321)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Three Months
	Ended March 31
	2002	2001
Cash and cash equivalents at beginning
of period	$1,504	$1,468

Cash flows from operating activities	(96)	178

Cash flows from investing activities:
Additions to property and equipment	(27)	(619)
Proceeds on disposition of property and
equipment	40	1
Proceeds on sale of investments	137	-
Increase in restricted cash	(201)	-
Decrease in short-term investments	308	157
Increase in related party receivables	(2)	(2)
Other, net	27	(8)
	282	(471)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	540	-
Repayment of long-term debt	(598)	(36)
Principal payments under capital
lease obligations	(56)	(69)
Decrease in debt certificates under company leases	525	8
Decrease in advances/loans with affiliates	(251)	-
Dividends to parent company	-	(150)
Other, net	1	32
	161	(215)

Increase (decrease) in cash and cash equivalents	347	(508)

Cash and cash equivalents at end of period,
excluding restricted cash	$1,851	$ 960

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 114	$ 81

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 487	$ 203
Net unrealized gain (loss) on investments	$ 2	$ 15

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the three month periods have been made. Certain prior-year financial statement items have been reclassified to conform to the current year's presentation. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 2001.

Accounting Changes

         Effective January 1, 2001, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. The adoption of SFAS No. 133 resulted in a cumulative credit of $3 million, net of tax, to first quarter 2001 earnings.

         Effective January 1, 2002, United adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In connection with the adoption, United has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets, beginning January 1. SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis. During the first quarter, the Company performed an evaluation of its intangibles and determined that there were no impairment issues.

         The following information relates to United's intangibles at March 31, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 164
Other	30	7
	$ 214	$ 171

Unamortized intangible assets
Routes	$ 344

         Slots and gates are being amortized on a straight-line basis over the life of the related leases. Other intangibles are being amortized over 10 years.

         Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization are shown below:

(In millions)
Loss before cumulative effect of accounting change, as reported	$ (324)
Amortization of routes, net of tax	2
Loss before cumulative effect of accounting change, pro forma	$ (322)

Net loss, as reported	$ (321)
Amortization of routes, net of tax	2
Net loss, pro forma	$ (319)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not have an effect on the Company's results of operations.

Income Taxes

         The provisions for income taxes are based on the estimated annual effective tax rate, which differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.

         On March 9, 2002, the President signed an economic stimulus package which contained a provision changing the allowable carry-back period for net operating losses from two years to five years. This change enabled the Company to carry back its 2001 loss and recover taxes paid during the 1996 to 2000 period. As a result, United received an additional tax refund of approximately $460 million during the first quarter of 2002.

         The Company has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at March 31, 2002 will be realized.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America. These regions constitute United's four reportable segments.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended March 31, 2002
Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 2,131	$ 548	$ 383	$ 134	$ 3,196	$ -	$ 3,196
Loss before income taxes
and gain on sale	$ (509)	$ (146)	$ (117)	$ (50)	$ (822)	$ -	$ (822)
(In Millions)	Three Months Ended March 31, 2001
					Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$2,953	$ 745	$ 513	$ 207	$ 4,418	$ -	$ 4,418

Loss before income taxes	$ (320)	$(118)	$ (72)	$ (12)	$ (522)	$ -	$ (522)
	Three Months Ended
	March 31
(In Millions)	2002	2001
Total loss for reportable segments	$ (822)	$ (522)
Gain on sale	46	-
Total loss before income taxes and
cumulative effect of accounting change	$ (776)	$ (522)

Other Comprehensive Income

         Total comprehensive income (loss) for the three months ended March 31, 2002 was $(495) million compared to $(302) million for the first quarter 2001. Other comprehensive income consisted of net unrealized gains of $1 million and $19 million in 2002 and 2001, respectively.

Special Charges Related to the September 11 Terrorist Attacks

         At December 31, 2001, UAL had accruals of $87 million related to the reduction in force and $171 million related to early termination fees. During the first quarter of 2002, the Company made payments of $34 million for severance and related fringe benefits to displaced employees. As passenger demand has rebounded faster than anticipated, the Company increased its scheduled flying beyond planned levels effective April 1, 2002. As a result, the Company now expects that fewer front-line employees will be permanently displaced, and thus has reversed $25 million of accrued severance and related costs. In addition, the Company paid $11 million in early termination fees during the quarter. Accordingly, accruals remaining at March 31, 2002 were $28 million related to the reduction in force and $160 million in early termination fees.

ULS Transaction

            UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL, has been United's agent to market and sell Mileage Plus miles to non-airline business partners. In the first quarter of 2002, UAL made changes to its corporate structure which resulted in substantially all of UAL's customer loyalty and marketing programs becoming the responsibility of ULS. These changes were designed to increase the overall value of these businesses by focusing management attention on these activities and enhancing the range of products and services offered to Mileage Plus members and business partners.

            First, Mileage Plus, Inc. ("MPI") dividended certain assets related to the Mileage Plus business to its parent company, Mileage Plus Holdings, Inc. ("MPH"), which was then a wholly owned subsidiary of United. Immediately thereafter, MPH dividended to United all of the stock of MPI. United then sold all of the stock of MPH and Premier Group (a separate wholly owned subsidiary of United), to ULS in consideration for a $900 million unsecured promissory note (payable over 12 years and bearing interest at a rate of 7% per annum), plus the assumption of the outstanding liability for miles previously sold to non-airline third parties (approximately $500 million). The purchase price was based on the estimated fair value of MPH and Premier Group, as determined by the present value of the net future cash flows of the two entities.

            Simultaneously with the above transactions, United also dividended certain assets associated with direct-to-consumer marketing and service businesses. These included certain united.com related assets, certain United Vacations and Mileage Plus related assets, and the assets relating to Silver Wings, Cruise4Miles and Sky Mall services. UAL then made a capital contribution of these same assets to ULS.

            Mileage Plus participation agreements with other airlines and the customer service call centers supporting Mileage Plus members were not included in these transactions. These assets will remain part of MPI and therefore, of United.

            Due to the related party nature of these transactions, no gain or loss was recorded at United, UAL or ULS. Any differences between the purchase price and the book value of the assets was adjusted through equity. As a result of these transactions, United's equity increased approximately $1.4 billion.

            Also as a result of these transactions, ULS became responsible for the sale of non-airline miles and retains the gross proceeds (and associated liability) for the sale of those miles. United, through MPI, retains the right to sell and the associated liability of the miles awarded for travel on United or any of its airline partners. As Mileage Plus members use miles earned through means other than air travel to redeem a travel award on United, ULS will be obligated to compensate United for the value of this award travel. Likewise, United will be obligated to pay ULS for miles earned through air travel as they are redeemed for any non-air travel award. The price of a mile sold between the two entities as a result of these arrangements is expected to be contractually mandated and fixed. The initial allocation of the total mileage liability and the percentage of miles deemed to be earned through other than air travel are also expected to be contractually fixed and will be based on specified market factors. Terms of these contracts may change based upon market conditions.

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

         At March 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.2 billion, after deducting advance payments. An estimated $0.7 billion will be spent during the remainder of 2002, $0.1 billion in 2003, $0.5 billion in 2004 and $0.9 billion in 2005 and thereafter. The major commitments are for the purchase of A319, A320 and B777 aircraft which are scheduled to be delivered through 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Results

         In the first quarter of 2002, United and UAL completed a series of transactions which effectively transferred the responsibility for all of UAL's customer loyalty and marketing programs from United to UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL. (See "ULS Transaction" in the Notes to Consolidated Financial Statements.) The net effect of these transactions was to reduce United's revenue by approximately $68 million in the first quarter 2002. These transactions are expected to reduce United's revenue by $324 million on an annualized basis.

         United's loss from operations was $(706) million in the first quarter of 2002, compared to $(428) million in the first quarter of 2001. United's net loss was $(496) million compared to a net loss of $(324) million before the cumulative effect of an accounting change in the same period of 2001.

         The 2002 loss includes a gain of $29 million, net of tax, on the sale of the Company's remaining investment in Cendant Corporation.

         Specific factors affecting United's consolidated operations for the first quarter of 2002 are described below.

First Quarter 2002 Compared with First Quarter 2001.

         Operating revenues decreased $1.2 billion (28%) and United's revenue per available seat mile (unit revenue) decreased 11% to 9.34 cents. Passenger revenues decreased $1.1 billion (28%) due to a 14% decrease in revenue passenger miles and a 16% decrease in yield to 11.11 cents. United's available seat miles across the system were down 19% over the first quarter of 2001; however, passenger load factor increased 3.9 points to 72.2%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(17%)	(15%)	(15%)
Pacific	(26%)	(11%)	(15%)
Atlantic	(17%)	(13%)	(16%)
Latin America	(16%)	(21%)	(20%)
System	(19%)	(14%)	(16%)

         Cargo revenues decreased $51 million (27%) due to a 22% decrease in cargo ton miles and a 6% decrease in yield. Other operating revenues decreased $117 million (28%) due to a $39 million decrease in fuel sales to third parties and the transfer of revenues from the sale of miles to Mileage Plus partners to ULS.

         Operating expenses decreased $944 million (19%) and United's cost per available seat mile (unit cost) increased 1%, from 11.51 cents to 11.41 cents. Salaries and related costs decreased $277 million (15%) primarily due to the reduction in force implemented after September 11. Aircraft fuel decreased $266 million (40%) due to a 23% decrease in consumption and a 23% decrease in the average cost of fuel from 91.1 cents to 70.6 cents a gallon. Commissions decreased $100 million (43%) primarily as a result of a decrease in commissionable revenues. In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada. Purchased services decreased $103 million (23%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Cost of sales decreased $37 million (12%) primarily due to the decrease in costs associated with fuel sales to third parties. Aircraft maintenance decreased $55 million (28%) due to a decrease in engine and aircraft repair volumes as a result of reduced flying.

         Other non-operating expense amounted to $116 million in the first quarter of 2002 excluding the gain on the sale of the Company's investment in Cendant, compared to $94 million in the first quarter of 2001. Interest expense increased $14 million (11%) due to new debt issuances. Interest capitalized decreased $11 million (50%) primarily as a result of lower advance payments on the acquisition of aircraft.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.6 billion at March 31, 2002, compared to $2.4 billion at December 31, 2001. Cash flows used in operating activities amounted to $96 million.

         Financing activities included principal payments under debt and capital lease obligations of $598 million and $56 million, respectively. During the first quarter, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.

         Property additions, including aircraft and aircraft spare parts, amounted to $514 million, including $487 million financed through non-cash transactions. In the first quarter of 2002, United took delivery of six A319, three A320 and four B777 aircraft. All of these aircraft were purchased. In addition, United acquired one B757 aircraft off lease during the quarter.

         During the first quarter of 2002, United received over $600 million in income tax refunds part of which was a result of changes in the tax laws as discussed in "Income Taxes" in the Notes to Consolidated Financial Statements. In addition, United paid $290 million in federal transportation taxes that had been deferred as a result of legislation enacted after the September 11 terrorist attacks. The Company also received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation.

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured. As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits or letters of credit. Included in cash and cash equivalents at March 31, 2002, is $201 million in restricted cash, which includes deposits posted for various states where United is self-insured for workers' compensation claims.

         At March 31, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.2 billion, after deducting advance payments. Of this amount, an estimated $0.7 billion is expected to be spent during the remainder of 2002. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Financial Recovery Plan

         In the aftermath of September 11, and its dramatic impact on the airline industry, the Company developed a four-plank financial recovery plan to get the airline back on the road to financial stability:

    Reducing the size of the airline and cutting both capital and operating spending;
    Generating as much revenue as possible from each flight;
    Working with employee groups to find further labor and other savings; and
    Implementing a financing plan to support the Company through these turbulent times.
       To date, the Company has realized significant progress in reducing spending, improving liquidity and boosting revenue. The Company continues to work to develop and implement initiatives to further reduce spending and enhance revenue. As part of these efforts, the Company has met and continues to meet with leaders of all of its employee groups. However, complications with negotiating labor contracts have slowed the Company's progress on achieving further reductions to labor and other operating costs. Management continues to have discussions with the leadership of United's unions and to work towards a solution to increase productivity and reduce operating expenses, including labor costs. The resolution of these issues is taking longer than anticipated.

Labor Agreements

         On July 12, 2000, the Company's contracts with the International Association of Machinists and Aerospace Workers ("IAM") became amendable. The Company has been in negotiations with the both IAM District 141M (representing mechanics) and 141 (representing public contact, ramp and stores, food services and security employees) since December 1999 for new contracts. Since September 2000, the negotiations have been conducted with the assistance of the National Mediation Board ("NMB"). Under the terms of the Railway Labor Act, United's current agreements with the IAM remain in effect as negotiations continue.

         On February 18, 2002, the Company and IAM District 141M reached a tentative agreement on a new contract and on March 5, the IAM ratified the tentative agreement.

         Negotiations with IAM District 141 resumed on April 22 and on April 25, the Company and the IAM announced that they had reached a tentative agreement on a new contract. The tentative agreement provides for base wage increases of approximately 32% over the life of the contract, as well as providing for payment of retroactive wages, of a lesser amount, to July 12, 2000. The retroactive wages will be payable in eight equal quarterly installments, including 6% interest, commencing December 2002. The agreement is subject to a ratification vote by the IAM, which is scheduled for May 10.

         The Company's contract with the Association of Flight Attendants ("AFA"), which becomes amendable in 2006, provides for a mid-term compensation conference each year through 2005. Pursuant to the contract, the Company and the AFA began compensation conference negotiations in April 2002.

OUTLOOK FOR 2002

         Information regarding guidance for United's 2002 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended March 31, 2002.

         Information included in the "Financial Recovery Plan" and "Outlook for 2002" sections is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing. Some factors that could significantly impact net earnings, revenues, expenses, unit costs, load factor and capacity include, without limitation, the economy and the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred as a consequence of the September 11 terrorist attacks to the Company; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; the airline pricing environment; industry capacity decisions; competitors' route decisions; the success of the Company's cost-reduction efforts; the success of the Company's implementation of its financial recovery plan; results of union contract negotiations and cost-reduction discussions and their impact on labor costs and operations; actions of the U.S., foreign and local governments; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2001.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 135	7.86%	$ (17)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 80	133.06	$ -
- Sold forwards	$ 41	132.62	$ -
Euro - Purchased forwards	$ 202	1.28	$ (24)

Currency options
Japanese Yen - Purchased put options	$ 56	138.79	$ -
British Pound - Purchased put options	$ 28	1.34	$ -
Euro - Purchased put options	$ 30	0.82	$ -
Canadian Dollar - Purchased put options	$ 18	1.67	$ -
Correlation Basket Option - Sold	$ 132	N/A	$ (1)

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 164	$ 23.83/bbl	$ 12
Purchased forward contracts - Heating oil	$ 80	$ 27.39/bbl	$ 3

*Estimated fair values represent the amount United would pay/receive on March 31, 2002 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibits
A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits. (b) No Form 8-Ks were filed in the first quarter of 2002.

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

Dated:  April 29, 2002

Exhibit Index

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges