Form 10-Q
period 2002-08-14
UNITED AIR LINES INC
filed 2002-08-14
CIK 101001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 30, 2002
Common Stock ($5 par value)	205

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

For the Quarter Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	June 30
	2002	December 31
Assets	(Unaudited)	2001

Current assets:
Cash and cash equivalents, including restricted
cash of $263 at June 30, 2002	$ 1,824	$ 1,504
Short-term investments	524	852
Receivables, net	1,130	1,026
Related party receivables	682	536
Income tax receivables	259	217
Inventories, net	325	329
Deferred income taxes	287	278
Prepaid expenses and other	342	634
	5,373	5,376

Operating property and equipment:
Owned	19,755	19,129
Accumulated depreciation and amortization	(5,005)	(4,702)
	14,750	14,427

Capital leases	2,637	2,766
Accumulated amortization	(481)	(472)
	2,156	2,294
	16,906	16,721

Other assets:
Investments	79	236
Intangibles, net	385	390
Pension assets	1,170	562
Related party receivables	1,480	576
Aircraft lease deposits	742	667
Prepaid rent	65	307
Other, net	752	911
	4,673	3,649

	$26,952	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position

(In Millions)

	June 30
	2002	December 31
Liabilities and Stockholder's Equity	(Unaudited)	2001

Current liabilities:
Notes payable	$ -	$ 133
Current portions of long-term debt and
capital lease obligations	1,337	1,454
Related party debt maturing within one year	153	162
Advance ticket sales	1,591	1,183
Accrued salaries, wages and benefits	1,317	1,222
Accounts payable	896	1,268
Other	2,064	2,845
	7,358	8,267

Long-term debt	7,293	6,674

Long-term obligations under capital leases	1,890	1,943

Other liabilities and deferred credits:
Deferred pension liability	2,147	1,241
Postretirement benefit liability	1,773	1,690
Deferred gains	769	827
Deferred income taxes	77	-
Other	1,654	1,598
	6,420	5,356

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	18	77

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,651	231
ESOP capital	3,957	3,898
Retained deficit	(1,290)	(427)
Accumulated other comprehensive income	(343)	(269)
Other	(2)	(4)
	3,973	3,429

	$26,952	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions)

	Three Months
	Ended June 30
	2002	2001
Operating revenues:
Passenger	$ 3,190	$ 4,028
Cargo	167	197
Other	349	423
	3,706	4,648
Operating expenses:
Salaries and related costs	1,776	1,873
Aircraft fuel	467	693
Purchased services	353	458
Aircraft rent	214	207
Landing fees and other rent	254	269
Depreciation and amortization	247	268
Cost of sales	292	344
Aircraft maintenance	151	200
Commissions	105	255
Other	383	437
	4,242	5,004

Loss from operations	(536)	(356)

Other income (expense):
Interest expense	(149)	(129)
Interest capitalized	7	22
Interest income	31	24
Equity in earnings of affiliates	1	3
Airline stabilization grant	80	-
Miscellaneous, net	(2)	(15)
	(32)	(95)

Loss before income taxes	(568)	(451)
Credit for income taxes	(205)	(157)

Net loss	$ (363)	$ (294)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Statements of Consolidated Operations (Unaudited)

(In Millions)

	Six Months
	Ended June 30
	2002	2001
Operating revenues:
Passenger	$ 5,948	$ 7,840
Cargo	309	389
Other	645	837
	6,902	9,066
Operating expenses:
Salaries and related costs	3,348	3,722
Aircraft fuel	865	1,358
Purchased services	703	911
Aircraft rent	426	415
Landing fees and other rent	502	508
Depreciation and amortization	482	520
Cost of sales	562	651
Aircraft maintenance	296	399
Commissions	239	488
Other	722	878
	8,145	9,850

Loss from operations	(1,243)	(784)

Other income (expense):
Interest expense	(296)	(262)
Interest capitalized	17	45
Interest income	65	58
Equity in earnings of affiliates	1	3
Gain on sale of investment	46	-
Airline stabilization grant	80	-
Miscellaneous, net	(16)	(33)
	(103)	(189)
Loss before income taxes and
cumulative effect of accounting change	(1,346)	(973)
Credit for income taxes	(486)	(355)

Loss before cumulative effect of accounting change	(860)	(618)
Cumulative effect of accounting change, net of tax	-	3
Net loss	$ (860)	$ (615)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Six Months
	Ended June 30
	2002	2001
Cash and cash equivalents at beginning
of period	$1,504	$ 1,468

Cash flows from operating activities	(67)	336

Cash flows from investing activities:
Additions to property and equipment	(61)	(1,287)
Proceeds on disposition of property and
equipment	44	4
Proceeds on sale of investments	137	-
Increase in restricted cash	(263)	-
Increase in related party receivables	(3)	(8)
Decrease in short-term investments	327	209
Other, net	7	(33)
	188	(1,115)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	911	211
Repayment of long-term debt	(980)	(124)
Principal payments under capital
lease obligations	(139)	(135)
Dividend to parent company	(3)	(150)
Decrease in short-term borrowings	(133)	-
Aircraft lease deposits	9	8
Decrease in related party debt	(257)	(11)
Decrease in debt certificates under Company leases	529	-
Other, net	(1)	37
	(64)	(164)

Increase (decrease) in cash and cash equivalents	57	(943)

Cash and cash equivalents at end of period,
excluding restricted cash	$1,561	$ 525

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 257	$ 205

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 639	$ 237
Net unrealized gain (loss) on investments	$ (16)	$ 105
Increase in pension intangible	$ 608	$ -

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

         Effective January 1, 2002, United adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  In connection with the adoption, United has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets.  SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis.  During the first quarter, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value.

         The following information relates to United's intangibles at June 30, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 165
Other	29	7
	$ 213	$ 172

Unamortized intangible assets
Routes	$ 344

         Slots and gates are being amortized on a straight-line basis over the life of the related leases.  Other intangibles are being amortized over periods of 3 to 10 years.  Total amortization expense recognized in the first six months of 2002 was $5 million.  The Company expects to record amortization expense of $7 million for the full year 2002 and $4 million in 2003, 2004, 2005 and 2006.

         Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization are shown below:

	Three Months	Six Months
(In millions)	Ended	Ended
Loss before cumulative effect of accounting
change, as reported	$ (294)	$ (618)
Amortization of routes, net of tax	2	4
Loss before cumulative effect of accounting
change, pro forma	$ (292)	$ (614)

Net loss, as reported	$ (294)	$ (615)
Amortization of routes, net of tax	2	4
Net loss, pro forma	$ (292)	$ (611)

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

         The Company has determined, based on its history of operating earnings and expectations of future taxable income, that it is more likely than not that the deferred tax assets at June 30, 2002 will be realized.

Long-Term Debt

         During the first quarter of 2002, the Company refinanced approximately $525 million in interim financing through a $775 million private debt financing which refinanced certain aircraft.  During the second quarter of 2002, the Company refinanced approximately $314 million in interim financing to long-term.

Segment Information

         United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America.  These regions constitute United's four reportable segments.

         In accordance with Department of Transportation guidelines, the Company allocates passenger and cargo revenues for the North America segment based on the actual flown revenue for flights with an origin and destination in the U.S.  Passenger and cargo revenue for international segments is based on the actual flown revenue for flights with an origin or destination in that segment.  Other revenues that are not directly associated with a flight (such as Red Carpet Club membership fees) are allocated based on available seat miles flown in that segment.

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended June 30, 2002
Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 2,419	$ 647	$ 518	$ 122	$ 3,706	$ -	$ 3,706
Earnings (loss) before
income taxes and
gains on sales	$ (426)	$(124)	$ (57)	$ (41)	$ (648)	$ -	$ (648)
(In Millions)	Three Months Ended June 30, 2001
Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 3,083	$ 748	$ 627	$ 190	$ 4,648	$ -	$ 4,648
Earnings (loss) before
income taxes	$ (238)	$(121)	$ (65)	$ (27)	$ (451)	$ -	$ (451)
(In Millions)	Six Months Ended June 30, 2002
Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 4,550	$ 1,195	$ 901	$ 256	$ 6,902	$ -	$ 6,902
Earnings (loss) before
income taxes and gains
on sales	$ (937)	$ (270)	$(174)	$ (91)	$ (1,472)	$ -	$(1,472)
(In Millions)	Six Months Ended June 30, 2001
Reportable
	North			Latin	Segment		Consolidated
	America	Pacific	Atlantic	America	Total	Other	Total
Revenue	$ 6,035	$ 1,492	$ 1,141	$ 398	$ 9,066	$ -	$ 9,066
Earnings (loss) before
income taxes	$ (558)	$ (239)	$ (137)	$ (39)	$ (973)	$ -	$ (973)

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Millions)	2002	2001	2002	2001
Total loss for reportable segments	$ (648)	$ (451)	$(1,472)	$ (973)
Airline stabilization grant	80	-	80	-
Gain on sale	-	-	46	-
Total loss before income taxes and
cumulative effect of accounting change	$ (568)	$ (451)	$(1,346)	$ (973)

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and six-month periods ending June 30, 2002 was $(438) million and $(934) million, respectively, compared to $(207) million and $(509) million for the three- and six-month periods ending June 30, 2001, respectively.

         Other comprehensive income for the second quarter consisted of a minimum pension liability adjustment of $(57) million and net unrealized losses of $(18) million in 2002, compared to net unrealized gains of $87 million in 2001.  Additionally, other comprehensive income for the six months ended June 30, 2002 consisted of the minimum pension liability adjustment of $(57) million and net unrealized losses of $(17) million, compared to net unrealized gains of $106 million for the six months ended June 30, 2001.

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights.  United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of these expenses.  Amounts included in passenger revenues for the three and six month periods is as follows:

Net revenues (net expenses)
(in millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2002	2001	2002	2001
United Express revenues (net of expenses)	$ (44)	$ (29)	$ (121)	$ (86)

         While the direct effect on United's results is negative, the Company realizes a significant benefit (not included in the results shown above) as a result of these agreements from the traffic provided to United's operations.

         In addition, United has call options on 53 regional jets owned or leased by these carriers.  The call option is a standard part of the United Express agreement and is intended to allow United to secure control over regional jets used for United Express flying in the event one of the United Express agreements is terminated.  Due to the significant time lag between order and delivery of aircraft (such as regional jets made to United's specifications), the call option reduces this risk if the Company determines that a change of United Express carrier is necessary.

         The call options are only exercisable if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time.  Due to United's current credit rating, none of the call options are exercisable at this time.

Retirement Plans

         As a result of new labor contracts for the International Association of Machinists and Aerospace Workers ("IAM") and policy changes to salaried and management employee benefits, United revalued its pension and postretirement obligations for certain employee groups during the second quarter.  Most of the assumptions used for the revaluation of the plans were unchanged from December 31, 2001.  As of June 30, 2002, the projected benefit obligation and the fair value of plan assets for all pension plans are $10.9 billion and $7.5 billion, respectively.  The projected benefit obligation and the fair value of plan assets for all postretirement plans are $2.9 billion and $119 million, respectively.  In addition, as a direct result of the revaluation of the pension plans, stockholder's equity at June 30, 2002 was reduced by $57 million.  Due to the current underfunded status of the pension plans, a significant decrease in our plan assets or the discount rate could have a material impact on stockholder's equity at year-end.  These changes to the pension and postretirement plans resulted in approximately $30 million in additional expense in the second quarter of 2002 or $175 million on an annualized basis.

Special Charges Related to the September 11 Terrorist Attacks

         At December 31, 2001, United had accruals of $87 million related to the reduction in force and $171 million related to early termination fees.  During the first and second quarters of 2002, the Company made payments of $34 million and $5 million, respectively, for severance and related fringe benefits to displaced employees.  As passenger demand rebounded faster than anticipated in the first quarter of 2002, the Company increased its scheduled flying beyond planned levels in April 2002 and again in June 2002.  As a result, the Company now expects that fewer front-line employees will be permanently displaced, and thus has reversed $25 million of accrued severance and related costs in the first quarter 2002 and $19 million in the second quarter.  In addition, the Company paid $11 million and $34 million, respectively, in early termination fees during the first and second quarters, respectively.  Accordingly, accruals remaining at June 30, 2002 were $126 million for early termination fees and $4 million for the reduction in force.

         Through June 30, 2002, the Company had received approximately $58 million related to insurance recoveries on aircraft destroyed by the September 11 attacks and approximately $5 million related to other covered expenses.

         The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to its insurance coverage.

         The Company has not incurred any material environmental obligations relating to September 11.

ULS Transaction

            UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL, had been United's agent to market and sell Mileage Plus miles to non-airline business partners.  In the first quarter of 2002, UAL made changes to its corporate structure which resulted in substantially all of UAL's customer loyalty and marketing programs (which were previously the responsibility of United) becoming owned and operated by ULS.  These changes were designed to increase the overall value of UAL's loyalty businesses by focusing management attention on these activities and enhancing the range of products and services offered to Mileage Plus members and business partners.

            First, Mileage Plus, Inc. ("MPI") dividended certain assets related to the Mileage Plus business to its parent company, Mileage Plus Holdings, Inc. ("MPH"), which was then a wholly owned subsidiary of United.  Immediately thereafter, MPH dividended to United all of the stock of MPI.  United then sold all of the stock of MPH to ULS in consideration for a $900 million unsecured promissory note (payable over 12 years and bearing interest at a rate of 7% per annum), plus the assumption of the outstanding liability for miles previously sold to non-airline third parties (approximately $500 million).  The purchase price was based on the estimated fair value of MPH, as determined by the present value of the net future cash flows of the entity.

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

         In the second quarter of 2002, United recognized $73 million in revenues and $16 million in interest income from ULS.  In the first six months of 2002, United recognized $160 million in revenues and $32 million in interest income from ULS.

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

         At June 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.0 billion, after deducting advance payments of $200 million.  An estimated $0.4 billion will be spent during the remainder of 2002, $0.1 billion in 2003, $0.5 billion in 2004 and $1.0 billion in 2005 and thereafter.  The major commitments, which include price escalations, are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Results

         The airline business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.

         Additionally, beginning in 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior.  During the first six months of 2001, the industry began experiencing significant revenue declines as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets.  Historically, there has been a strong correlation between airline revenues and corporate profitability.  As corporate profitability dropped during this period, companies reduced spending on travel.  Since approximately 65% to 75% of United's domestic revenues are derived from business travelers, United was disproportionately affected by this decline.

         Subsequent to September 11, United's revenues, yield, revenue passenger miles and available seat miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations. The Company continues to suffer from the weakened revenue environment resulting from the events of September 11 and a slowing U.S. economy.  While year-over-year unit revenues had been improving each month in 2002 from a 14% decline in January to a 4% decline in May, June unit revenue performance was actually slightly worse than in May.

         In the first quarter of 2002, United and UAL completed a series of transactions which effectively transferred the responsibility for all of UAL's customer loyalty and marketing programs from United to UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL.  (See "ULS Transaction" in the Notes to Consolidated Financial Statements.)  The net effect of these transactions was to reduce United's revenue by approximately $95 million in the second quarter 2002 and $164 for the first six months.  These transactions are expected to reduce United's revenue by $359 million for the full year 2002.

         United's loss from operations was $(536) million in the second quarter of 2002, compared to $(356) million in the second quarter of 2001.  United's net loss was $(363) million, compared to $(294) million in the same period of 2001.

         In the first six months of 2002, United's loss from operations was $(1.2) billion, compared to $(784) million in the first six months of 2001.  United's net loss was $(860) million, compared to $(618) million before the cumulative effect of an accounting change in the same period of 2001.

         The 2002 loss for the quarter and six months includes $51 million, net of tax, in non-operating income received as compensation under the Air Transportation Safety and System Stabilization Act.  In addition, the loss for the first six months includes a gain of $29 million, net of tax, on the sale of the Company's remaining investment in Cendant Corporation.

         Specific factors affecting United's consolidated operations for the second quarter and first six months of 2002 are described below.

Second Quarter 2002 Compared with Second Quarter 2001

         Operating revenues decreased $942 million (20%) and United's revenue per available seat mile (unit revenue) decreased 5% to 9.89 cents.  Passenger revenues decreased $838 million (21%) due to a 15% decrease in revenue passenger miles and a 7% decrease in yield to 11.36 cents.  United's available seat miles across the system were down 16% over the second quarter of 2001; however, passenger load factor increased 1.2 points to 74.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(13%)	(13%)	(10%)
Pacific	(21%)	(12%)	(3%)
Atlantic	(23%)	(21%)	3%
Latin America	(22%)	(30%)	(10%)
System	(16%)	(15%)	(7%)

         Cargo revenues decreased $30 million (15%) due primarily to a 14% decrease in cargo ton miles and a slight decrease in yield.  Other operating revenues decreased $74 million (17%) due primarily to a $46 million decrease in fuel sales to third parties.

         Operating expenses decreased $762 million (15%) and United's cost per available seat mile (unit cost) increased 1%, from 11.20 cents to 11.32 cents.  Salaries and related costs decreased $97 million (5%) primarily due to the reduction in force implemented after September 11, partially offset by the increase to pension and postretirement expense as a result of the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $226 million (33%) due to a 20% decrease in consumption and a 15% decrease in the average cost of fuel from 88.2 cents to 74.7 cents a gallon.  Commissions decreased $150 million (59%) as a result of a decrease in commissionable revenues.  In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada.  Purchased services decreased $105 million (23%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $52 million (15%) primarily due to the decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $49 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $54 million (12%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased insurance costs for hull and liability.

         Other non-operating expense amounted to $112 million in the second quarter of 2002 excluding the airline stabilization grant money, compared to $95 million in the second quarter of 2001.  Interest expense increased $20 million (16%) due to new debt issuances.  Interest capitalized decreased $15 million (68%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income increased $7 million (29%) due primarily to interest earned from ULS in 2002.

Six Months 2002 Compared to Six Months 2001

         Operating revenues decreased $2.2 billion (24%) and United's revenue per available seat mile (unit revenue) decreased 8% to 9.63 cents.  Passenger revenues decreased $1.9 billion (24%) due to a 14% decrease in revenue passenger miles and an 11% decrease in yield to 11.24 cents.  United's available seat miles across the system were down 17% over the first six months of 2001; however, passenger load factor increased 2.6 points to 73.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(15%)	(14%)	(13%)
Pacific	(23%)	(12%)	(9%)
Atlantic	(20%)	(17%)	(5%)
Latin America	(19%)	(26%)	(16%)
System	(17%)	(14%)	(11%)

         Cargo revenues decreased $80 million (21%) due primarily to an 18% decrease in cargo ton miles and a 4% decrease in yield.  Other operating revenues decreased $192 million (23%) primarily due to an $85 million decrease in fuel sales to third parties and the transfer of revenues from the sale of Mileage Plus miles to ULS.

         Operating expenses decreased $1.7 billion (17%) and United's cost per available seat mile (unit cost) increased slightly to 11.36 cents.  Salaries and related costs decreased $374 million (10%) primarily due to the reduction in force implemented after September 11, partially offset by the increase in pension and postretirement expense due to the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $493 million (36%) due to a 22% decrease in consumption and a 19% decrease in the average price of fuel from 89.6 cents to 72.8 cents a gallon.  Commissions decreased $249 million (51%) as a result of a decrease in commissionable revenues, as well as the result of United discontinuing paying base commissions on all tickets issued in the U.S. and Canada, effective March 20, 2002.  Purchased services decreased $208 million (23%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $89 million (14%) primarily due to the decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $103 million (26%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $156 million (18%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased insurance costs for hull and liability.

         Other non-operating expense amounted to $229 million in the first six months of 2002 excluding the airline stabilization grant money and the gain on the sale of Cendant shares, compared to $189 million in the same period of 2001.  Interest expense increased $34 million (13%) due to new debt issuances.  Interest capitalized decreased $28 million (62%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income increased $7 million (12%) due primarily to interest earned from ULS in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.3 billion at June 30, 2002, compared to $2.4 billion at December 31, 2001.  Cash flows used in operations amounted to $67 million, including the receipt of $80 million in government grant money.

         Additionally, the Company anticipates significant cash needs for the remainder of 2002, including approximately $200 million in non-aircraft capital spending, a $70 million retro payment under the new contract for the International Association of Machinists and Aerospace Workers ("IAM") in December and nearly $900 million in debt maturities in the fourth quarter.

         Given the Company's substantial capital spending and debt repayment requirements for the remainder of 2002, the Company has been actively pursuing financing alternatives.  However, since September 11, United has not been able to access the public capital markets and has had limited access to private capital markets.  Therefore, in June 2002, the Company filed for federal loan guarantees with the Air Transportation Stabilization Board ("ATSB"), requesting a loan of $2.0 billion, with $1.8 billion guaranteed by the ATSB.  See "ATSB Loan Application" below for further details.

          In the absence of federal loan guarantees, the Company has insufficient access to the capital markets to refinance the debt due in the fourth quarter.  While United's current cash reserves are sufficient to repay these obligations, the cash reserves then remaining could be insufficient to support the Company's ongoing obligations if it continues to generate negative cash flow from operations.  In the absence of federal loan guarantees, and the cost reductions necessary to achieve them, there is no assurance that the Company will be able to raise sufficient liquidity to support its obligations through the end of 2002.*  Therefore, the Company is revising its business plan and intensifying its recovery efforts to ensure that United achieves the cost savings it needs to compete in an industry that has fundamentally changed.  (See "Financial Recovery Plan.")

         Subsequent to June 30, 2002, the Company received approximately $113 million in cash which had been held in trust under a services agreement with Galileo International (now Cendant Corporation).

         As of June 30, 2002, the Company has applied for, and still anticipates receiving an additional $38 million in compensation under the Air Transportation Safety and System Stabilization Act (the "Act").*  However, given the requirements of the Act, receipt of this amount remains uncertain and therefore the Company did not accrue any additional compensation under the Act at June 30.

         Financing activities during the first six months of 2002 included principal payments under debt and capital lease obligations of $980 million and $139 million, respectively.  During the first quarter of 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.  During the second quarter of 2002, United arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities.  Also during the second quarter, United repaid $133 million in receivables-backed short-term borrowings when the banks supporting the borrowing program declined to renew it.

         In June 2002, United repaid $34 million to the Indianapolis Airport Authority, the city of Indianapolis and state of Indiana for failure to reach its capital targets in connection with the construction of the Indianapolis Maintenance Center.

         Property additions, including aircraft and aircraft spare parts, amounted to $700 million, including $639 million of vendor-financed purchases.  In the first six months of 2002, United took delivery of six A319, eight A320 and four B777 aircraft.  All of these aircraft were purchased.  In addition, United acquired one B757 and six B737 aircraft off lease during the period.

         During the first six months of 2002, United received over $600 million in income tax refunds, part of which was a result of changes in the tax laws as discussed in "Income Taxes" in the Notes to Consolidated Financial Statements.  In addition, United paid $290 million in federal transportation taxes that had been deferred under the Act after the September 11 terrorist attacks.  The Company also received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation and $80 million in compensation under the Act.

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured.  As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits or letters of credit.*  Included in cash and cash equivalents at June 30, 2002, is $263 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.

         Additionally, United has a $150 million secured letter of credit facility primarily supporting workers' compensation claims.  Letters of credit under the facility begin expiring in August 2002, with the last letters of credit expiring in December 2002.  The issuer has indicated that it will not renew the facility.  As a result, United may be required to post collateral in the form of cash deposits.*

         In conjunction with the ratification of the contracts for the IAM, the Company has posted collateral consisting of certain real estate, flight simulators, ground equipment and spare part assets to support the payment of approximately $540 million in retroactive wages due under the contracts in eight quarterly installments commencing December 2002.

         As of June 30, 2002, the Company has unencumbered aircraft and spare engines valued at approximately $3.4 billion.

         In June 2002, Standard & Poor's ("S&P") downgraded its credit ratings on United's senior unsecured debt from B- to CCC+.  Moody's Investors Service Inc.'s ratings on United's senior unsecured debt remains Caa1.  Downgrades of the Company's credit ratings during 2002 have resulted in an increase of $2 million in interest expense for the year 2002.  Any additional reductions in United's credit ratings could result in increased borrowing costs to the Company and might further limit the availability of future financing.

         As of June 30, 2002, United had a working capital deficit of $2.0 billion as compared to $2.2 billion at March 31, 2002.  The March 31 working capital deficit has been adjusted for $243 million of debt previously misclassified as current maturities rather than long-term debt.  Historically, United has relied on working capital to fund a significant portion of its operations and has operated with a working capital deficit.

         At June 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $2.0 billion, after deducting advance payments.  Of this amount, an estimated $0.4 billion is expected to be spent during the remainder of 2002.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

ATSB Loan Application

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants and $10.0 billion in loan guarantees available to the airline industry.  Through June 30, 2002, the Company has received a total of $732 million in grants under the Act.  In June 2002, the Company submitted an application to the ATSB requesting approval of a guarantee of 90% ($1.8 billion) of a $2.0 billion loan.  If approved and funded, the loan would help alleviate the liquidity pressure the Company faces.*

         Under the terms of the Act, the ATSB may guarantee loans if the ATSB determines, in its discretion, that:  (1) the borrower is an air carrier for which credit is not reasonably available at the time of the transaction; (2) the intended obligation is prudently incurred; and (3) the guarantee is a necessary part of maintaining a safe, efficient and viable commercial aviation system in the U.S.  The Act also requires the ATSB to ensure that the government is compensated for the risk assumed in making the guarantees.  Additional requirements and factors for consideration by the ATSB in evaluating any loan guarantee application, set forth in regulations issued by the Office of Management and Budget pursuant to the Act, include:  (1) that the air carrier has incurred losses as a result of the events of September 11, 2001, including losses due to the unavailability of credit or the decrease in demand for services; (2) reasonable assurance that the air carrier will be able to repay the loan according to its terms; and (3) the adequacy of provisions to protect the government, including the sufficiency of security for the loan and the percentage of guarantee requested.

         United believes that it is an ideal candidate for federal loan guarantees under the terms of the Act and the related regulations.  United's application explains that the Company was significantly impacted financially by the events of September 11, has significant cash needs for the remainder of 2002 and has had limited access to and continues to be unable to reasonably access the capital markets in sufficient amounts.  The Company's application proposes an annual guarantee fee payable to the government and substantial collateral (including aircraft, spare engines, route authorities and slots) that will be available if United does not meet its obligations under the loan and guarantee.

         It is within the discretion of the ATSB to decide whether to issue a guarantee in the amount and on the terms requested or at all.  In evaluating the application, the ATSB may also consider whether an equity stake for the federal government in UAL is required and the extent of relief provided by the Company's stakeholders that would improve United's financial position.  Although United has obtained relief from some employee groups and various other stakeholders, the reductions (as a percentage of total costs) achieved to date are significantly below those announced by US Airways Group, Inc. ("US Airways") as part of the conditional approval of its loan guarantee from the ATSB.

         Therefore, after meetings with the staff of the ATSB, the Company has decided to prepare an updated business plan for submission to the ATSB.  The updated plan will include assumptions based on achieving broader, deeper and longer-term cost savings from the Company's various stakeholders.  The process to develop this updated business plan is described more fully below in "Financial Recovery Plan."  The Company believes the updated plan will reflect significant improvements to United's cost structure and it is expected to further strengthen the case for approval of the Company's application.  However, United may not be able to reach appropriate agreements with all of its stakeholders as to the steps necessary to implement such a business plan.  In addition, there can be no assurance, even if it does reach such agreements, that the Company will be able to get ATSB approval for loan guarantees.*

Financial Recovery Plan

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
       The Company has realized progress on executing this plan, including the following since September 11:
    Reduced its schedule, furloughed employees, retired fleets and made dramatic cuts in capital spending;
    Eliminated base commissions; and
    Formulated a plan to increase network efficiency, reduce the cost of sales, better manage air traffic, focus on under-performance of certain distribution channels and customer segments; realign premium customer products; and improve processes and productivity.
         In June 2002, the Company announced that the Board of Directors had approved a plan by the Master Executive Council ("MEC") of the Air Line Pilots' Association International ("ALPA") to participate in the Company's financial recovery plan and the terms of salaried and management employee participation in the plan as described in "Labor Agreements" below.

         Although both the IAM and the Association of Flight Attendants ("AFA") have recently rejected the Company's initial proposals to participate in the financial recovery plan, the Company continues to seek the full and equitable participation of all employee groups.

         The progress described above notwithstanding, the Company's cost structure remains unsustainably high in the context of the current weak revenue environment in the airline industry.  To address this imbalance, the Company is intensifying its recovery efforts which will involve changing its business plan to build a stronger and more cost-competitive airline.  As part of these intensified efforts, the Company will present new cost-saving proposals to employee representatives and other stakeholders in the near future.  The Company has given itself 30 days to conclude these discussions.

         There can be no assurance that the Company will be successful in these efforts to dramatically lower its costs, and the Company's cash needs for the fourth quarter of 2002 are significant.  Accordingly, the Company is simultaneously preparing for the potential of a Chapter 11 bankruptcy filing this fall.*

Labor Agreements

         In connection with the pilots' participation in UAL's financial recovery plan, UAL and ALPA have agreed, subject to the contingencies described below, to amend the current labor contract to provide for a reduction in pilot wage rates by 10% on the date the pilots' participation becomes effective (the "Effective Date") and the cancellation of the remaining contractual increases due in 2003 and 2004.  In their place, pilots will receive increases of 7%, 8% and 8.6% in each of the next three years on the anniversary of the Effective Date.  Additionally, pilots will be granted options to acquire UAL common stock corresponding to approximately 9.75% of the fully diluted common equity of UAL or 14.9 million shares (subject to anti-dilution provisions).  The options will be exercisable for a period of 10 years from the date of grant and will vest in three equal annual installments beginning on the Effective Date.  The terms of the current ALPA labor contract will be extended for twelve months to 2005.  The reduction in pilot wages is expected to save the Company approximately $520 million over the next three years.*

         In addition to the changes in compensation, the ALPA contract includes an amendment that would allow the planned growth of usage of regional jets by United Express carriers to continue and amendments to the ESOP plans which would allow limited diversification of ESOP stock by participants in the ESOPs beginning July 1, 2004.

         The contract is subject to a ratification vote, which is expected to take place in September.  The amendments to the ESOP plan also require approval by the IAM.

         ALPA participation in the financial recovery plan is contingent on the equitable and meaningful participation of other employee groups, the Company's securing federally guaranteed loans and a continuing focus on non-labor cost reduction and liquidity.

         The terms of the management and salaried employees' participation in the Company's financial recovery plan include a 5% wage reduction as of the Effective Date and cancellation of the wage increase that was scheduled for April 1, 2002, which will be replaced by performance-based increases in 2003 and beyond.  Management and salaried employees will also be granted options to acquire UAL common stock corresponding to approximately 8.1% of the fully diluted common equity of UAL or 12.3 million shares (subject to anti-dilution provisions).  The impact of the wage reductions for management and salaried employees is expected to be approximately $430 million over the next three years.*

         The participation of the salaried and management employees in the financial recovery plan is subject to participation by ALPA in the plan.

         On July 12, 2000, the Company's contracts with the IAM became amendable.  On February 18, 2002, the Company and IAM District 141M (representing mechanics) reached a tentative agreement on a new contract and on March 5, the IAM ratified the tentative agreement.  On April 25, 2002, the Company and IAM District 141 (representing public contact, ramp and stores, food services and security employees) reached a tentative agreement on a new contract and on May 11, the IAM ratified the tentative agreement.  The mechanics' contract will become amendable in July 2005.  The other IAM agreements will become amendable in November 2004.

         The Company's contract with the AFA, which becomes amendable in 2006, provides for a compensation conference each year from 2001 through 2005.  Pursuant to the contract, the Company and the AFA began compensation conference negotiations in April 2002 and in May, an arbitration panel determined that United's flight attendants were due a 5.49% increase to base pay, retroactive to April 1.

Strategic Plan

         During the 1990's United invested significant funds to acquire new-generation aircraft, to develop and deliver premium products and to create a global route network in order to attract and retain the loyalty of high-yield business travelers.  As a result, United achieved a unit revenue premium to its competitors.  However, the financial impact of these investments, coupled with the Company's industry-leading compensation programs for employees, has resulted in a cost structure for United that is significantly higher than that of its competitors.

         This strategy has enabled United to achieve profitable results throughout much of the economic cycle.  However, in periods of economic slowdown, the Company's profitability suffers disproportionately compared to its competitors.  For example, between 1999 and 2001, United's unit cost increased by 25%, and its unit revenue declined by 4%, compared to U.S. industry averages (excluding United) of a 14% increase and no change, respectively.  Consequently, the Company's operating margins (excluding special charges) declined by 23 percentage points, from an operating profit margin of 8% in 1999 to a negative operating margin of 15% in 2001.

         Beyond the cost and revenue improvements contained in the Financial Recovery Plan, UAL is developing a strategic plan to address these longer-term challenges.  The plan redirects United's core and historic strengths and is designed to lower costs, enhance revenue (both by increasing United's market share as well as raising yields) and improve the productivity of all of the Company's assets.  Through the plan, the Company will focus on six key areas:

    Increasing the efficiency of the network through actions such as code shares, alliances and regional jets;
    Reducing the cost of sales, such as credit card fees, GDS fees and travel agent costs;
    Seizing opportunities to improve the management of air traffic and irregular operations; for example, deploying a system that would allow simultaneous approach in San Francisco, thus increasing the arrival rate by six airplanes per hour;
    Focusing on areas of under-performance by distribution channel and by customer segment;
    Realigning premium product offerings to ensure they are cost effective, and in some cases, such as Red Carpet Clubs, ensuring they are profitable on their own; and
    Improving processes and productivity, particularly in airports and maintenance, by utilizing more advanced technology.
         The Company expects to realize significant benefit as the strategic plan is developed and implemented; however, the exact amount of these benefits has not yet been determined.*

US Airways Code Share

         As part of its strategic plan, on July 24, 2002, the Company announced a code share agreement with US Airways.  The agreement, which is expected to generate more than $200 million in annual revenue for United, would allow both carriers to market service on each other's network, providing significant consumer benefits and bringing new revenue and customers to their route networks.*  As part of the agreement, customers will be able to earn and redeem miles on each carriers' frequent flyer program.  The agreement was approved by the MECs of each airline's pilots' union.  United and US Airways have also notified the DOT of the agreement.  While US Airways has filed for Chapter 11 bankruptcy protection subsequent to the signing of this agreement, the Company understands that US Airways has sought and obtained an order from the bankruptcy court authorizing it to assume the code sharing agreement.

Insurance

        United's war risk liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001.  United obtained replacement coverage, although it is being charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.  The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers up to two times the airline's limit of liability available prior to September 11, 2001 for renewable periods up to a year at a time.  United's coverage under this FAA policy has been renewed through August 17, 2002, and is likely to be renewed further, subject to the federal government's determination that such coverage is necessary to the national interest.

        In addition, United maintains hull war risk insurance which is worldwide, excluding certain countries.  This coverage is for war and associated perils, including hijacking and confiscation.  United experienced a significantly higher premium for reduced coverage due to the events of September 11.  This increase in insurance premiums is expected to be in excess of $120 million for the full year 2002 as compared to 2001.

OUTLOOK FOR 2002

         Information regarding guidance for United's 2002 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended June 30, 2002.

         Information included in above "Outlook for 2002" section, as well as information identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, unit costs and capacity include, without limitation, the economy and the demand for air travel; the ability to reduce operating costs and conserve financial resources, taking into account increased costs incurred as a consequence of the September 11 terrorist attacks to the Company; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; the airline pricing environment; industry capacity decisions; competitors' route decisions; the satisfaction of the conditions to the pilots or management and salaried employees' participation in the Company's financial recovery plan; the success of the Company's cost-reduction efforts; the success of the Company's implementation of its financial recovery plan; the outcome of the ATSB loan guarantee process; results of union contract negotiations and cost-reduction discussions and their impact on labor costs and operations; willingness of customers to travel; the mix of business and leisure fare travel; actions of the U.S., foreign and local governments; the stability of the U.S. economy; any additional terrorist activity and/or war; inflation; foreign currency exchange rate fluctuations; the economic environment of the airline industry and the economic environment in general.

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

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 135	7.86%	$ (24)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Japanese Yen - Purchased forwards	$ 55	122.05	$ 1
- Sold forwards	$ 31	120.15	$ -
Euro - Purchased forwards	$ 202	1.28	$ (19)

Currency options
Japanese Yen - Purchased put options	$ 89	136.54	$ -
Australian Dollar - Purchased put options	$ 15	0.51	$ -
British Pound - Purchased put options	$ 56	1.36	$ -
Euro - Purchased put options	$ 84	0.85	$ -
Canadian Dollar - Purchased put options	$ 56	1.66	$ -
Correlation Basket Option - Sold	$ 299	N/A	$ -

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 134	$ 23.91/bbl	$ 11
Purchased forward contracts - Heating oil	$ 75	$ 27.79/bbl	$ 1

*Estimated fair values represent the amount United would pay/receive on June 30, 2002 to terminate the contracts.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hall d.b.a. Travel Specialists v. United

         As previously reported in our Form 10-K for the year ended December 31, 2001, the putativeclass action suit current pending in the Federal District Court for the Eastern District of North Carolina (Case Number 7-00-cv-123-BR(1), originally filed in North Carolina State Court on October 27, 1999) alleges that United and the other carrier-defendants conspired to fix travel agent commissions in violation of the Sherman Act and seeks treble damages and injunctive relief.   In January 2002, the court allowed the plaintiffs to amend their complaint adding a claim related to the 2001 reduction of domestic air travel commission caps.  In April 2002, the plaintiffs moved to amend their complaint to add a claim related to the 2002 reduction of base commissions rates to 0%.  The court allowed the amendment in May 2002.  Discovery is scheduled to close on November 13, 2002 and trial is scheduled to begin April 28, 2003.

Litigation Associated with September 11 Terrorism

         Seven lawsuits are pending against United, and various other defendants, in the U.S. District Court for the Southern District of New York related to the September 11, 2002 terrorist attacks.  As previously reported in our Form 10-K for the year ended December 31, 2001, one wrongful death lawsuit, Ellen Mariani v. United Air Lines, Inc., Case Number 01 CV 11628, filed December 20, 2001, had been served on United in the U.S. District Court for the Southern District of New York related to the September 11 terrorist attacks.  In addition to Mariani v. United Air Lines, Inc., the following five wrongful death lawsuits naming United have been filed and served: Jane Doe v. United Air Lines, Inc., Case Number 02 CV 0458, filed January 17, 2002; Jane Doe 1 & 2 v. United Air Lines, Inc., et al., Case Number 02 CV 0456, filed January 17, 2002; James D. Miller and Catherine Stefani v. United Air Lines, Inc., et al., 02 CV 1728, filed March 5, 2002; and Julie Sweeney v. United Air Lines, Inc., et al., Case Number 02 CV 1727, filed March 5, 2002; Maria Koutny v. United Air Lines, Inc., et al., Case Number 02 CV 2802, filed April 11, 2002.  The seventh lawsuit, WT Farmers Market, Inc., Adem Arici and Omer Ipek v. United Air Lines, Inc., et al., Case Number 02 CV2987, filed April 18, 2002, is for property damage and lost business opportunity.  The complaints in each instance seek monetary damages and allege that United breached its duty of care to the passengers or the businesses on the ground and that the breach caused the hijacking and subsequent deaths and property destruction.  United has answered the complaint in the Mariani v. United Air Lines, Inc. lawsuit, but the court has stayed discovery in all of the pending suits until the completion of further proceedings.

         United anticipates the filing of other lawsuits related to the September 11 attacks in the future.  Under federal law, liability on all such claims will be limited to the amount of United's insurance coverage.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Form 8-K dated May 2, 2002 to report UAL Corporation's and United Air Lines, Inc.'s change in accountants.

Form 8-K/A (Amendment No. 1) dated June 3, 2002 to amend 8-K dated May 2, 2002 reporting UAL Corporation's and United Air Lines, Inc.'s change in accountants.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By: /s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)

Dated:  August 14, 2002

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges