Form 10-Q
period 2002-10-25
UNITED AIR LINES INC
filed 2002-10-25
CIK 101001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

Yes    X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2002
Common Stock ($5 par value)	205

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

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Assets	2002	2001

Current assets:
Cash and cash equivalents	$ 737	$ 1,504
Restricted cash	333	-
Short-term investments	452	852
Receivables, net	1,059	1,026
Related party receivables	422	536
Income tax receivables	368	217
Inventories, net	323	329
Deferred income taxes	10	278
Prepaid expenses and other	283	634
	3,987	5,376

Operating property and equipment:
Owned	19,535	19,129
Accumulated depreciation and amortization	(5,142)	(4,702)
	14,393	14,427

Capital leases	2,625	2,766
Accumulated amortization	(502)	(472)
	2,123	2,294
	16,516	16,721

Other assets:
Investments	71	236
Intangibles, net	385	390
Pension assets	1,170	562
Related party receivables	1,480	576
Aircraft lease deposits	746	667
Prepaid rent	303	307
Other, net	717	911
	4,872	3,649

	$25,375	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Liabilities and Stockholder's Equity	2002	2001

Current liabilities:
Notes payable	$ -	$ 133
Current portions of long-term debt and
capital lease obligations	1,331	1,454
Related party debt maturing within one year	152	162
Advance ticket sales	1,352	1,183
Accrued salaries, wages and benefits	1,498	1,222
Accounts payable	687	1,268
Other	1,949	2,845
	6,969	8,267

Long-term debt	7,153	6,674

Long-term obligations under capital leases	1,844	1,943

Other liabilities and deferred credits:
Deferred pension liability	2,250	1,241
Postretirement benefit liability	1,769	1,690
Deferred gains	755	827
Other	1,604	1,598
	6,378	5,356

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	3	77

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,591	231
ESOP capital	3,972	3,898
Accumulated deficit	(2,201)	(427)
Accumulated other comprehensive loss	(332)	(269)
Other	(2)	(4)
	3,028	3,429

	$25,375	$25,746

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months
	Ended September 30
	2002	2001
Operating revenues:
Passenger	$ 3,143	$ 3,455
Cargo	166	157
Other	336	485
	3,645	4,097
Operating expenses:
Salaries and related costs	1,821	1,880
Aircraft fuel	532	655
Commissions	109	128
Purchased services	364	456
Aircraft rent	208	207
Landing fees and other rent	257	260
Depreciation and amortization	240	258
Aircraft maintenance	131	174
Cost of sales	292	385
Other	390	445
Special charges	-	1,313
	4,344	6,161

Loss from operations	(699)	(2,064)

Other income (expense):
Interest expense	(157)	(132)
Interest capitalized	5	19
Interest income	28	17
Equity in earnings (losses) of affiliates	-	2
Non-operating special charges	-	(49)
Airline stabilization grant	50	391
Miscellaneous, net	1	(41)
	(73)	207

Loss before income taxes	(772)	(1,857)
Provision (credit) for income taxes	139	(678)

Net loss	$ (911)	$(1,179)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2002	2001
Operating revenues:
Passenger	$ 9,091	$ 11,295
Cargo	474	547
Other	981	1,321
	10,546	13,163
Operating expenses:
Salaries and related costs	5,169	5,602
Aircraft fuel	1,397	2,013
Commissions	347	616
Purchased services	1,067	1,367
Aircraft rent	633	623
Landing fees and other rent	759	768
Depreciation and amortization	723	778
Aircraft maintenance	428	573
Cost of sales	854	1,036
Other	1,111	1,322
Special charges	-	1,313
	12,488	16,011

Loss from operations	(1,942)	(2,848)

Other income (expense):
Interest expense	(453)	(394)
Interest capitalized	22	63
Interest income	93	74
Equity in earnings of affiliates	2	5
Gain on sale of investment	46	-
Non-operating special charges	-	(49)
Airline stabilization grant	130	391
Miscellaneous, net	(14)	(72)
	(174)	18
Loss before income taxes and
cumulative effect of accounting change	(2,116)	(2,830)
Credit for income taxes	(346)	(1,033)

Loss before cumulative effect of accounting change	(1,770)	(1,797)
Cumulative effect of accounting change, net of tax	-	3
Net loss	$ (1,770)	$ (1,794)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months
	Ended September 30
	2002	2001
Cash and cash equivalents at beginning
of period	$ 1,504	$ 1,468

Cash flows from operating activities	(858)	591

Cash flows from investing activities:
Additions to property and equipment	(110)	(1,798)
Proceeds on disposition of property and
equipment	363	167
Proceeds on sale of investments	137	-
Increase in restricted cash	(333)	-
Decrease in short-term investments	400	27
Increase in related party receivables	(4)	(92)
Other, net	1	(25)
	454	(1,721)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	946	1,982
Repayment of long-term debt	(1,273)	(142)
Principal payments under capital
lease obligations	(190)	(179)
Decrease in short-term borrowings	(133)	-
Dividends to parent company	(3)	(150)
Decrease in related-party debt	(10)	(8)
Decrease in debt certificates under Company leases	290	18
Other, net	10	31
	(363)	1,552

Increase (decrease) in cash and cash equivalents	(767)	422

Cash and cash equivalents at end of period,
excluding restricted cash	$ 737	$ 1,890

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 389	$ 266
Income taxes	$ 54	$ 1

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ 706	$ 232
Net unrealized loss on investments	$ (6)	$ (27)
Increase in pension intangible assets	$ 608	$ 437

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Basis of Presentation

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in "Liquidity and Capital Resources," the Company may file for bankruptcy if it is unable to raise sufficient liquidity to support its ongoing operations and capital and debt requirements.  The financial statements do not include any adjustments that might result from a potential bankruptcy filing.

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading.  In management's opinion, all adjustments (which include normal recurring adjustments, the special charges described below and a deferred tax valuation allowance described below) necessary for a fair presentation of the results of operations for the three- and nine-month periods have been made.  Certain prior-year financial statement items have been reclassified to conform to the current year's presentation.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 2001.

Accounting Changes

         Effective January 1, 2001, United adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended.  The adoption of SFAS No. 133 resulted in a cumulative credit of $3 million, net of tax, to first quarter 2001 earnings.

         Effective January 1, 2002, United adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").  In connection with the adoption, United has discontinued $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets.  SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs.  During the first quarter, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value.  In the third quarter, the Company reviewed the evaluation of its intangibles and determined that the fair value continued to be in excess of the book value.

         The following information relates to United's intangibles at September 30, 2002:

(In millions)	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 166
Other	29	8
	$ 213	$ 174

Unamortized intangible assets
Routes	$ 344
Goodwill	2
$ 346

         Slots and gates are being amortized on a straight-line basis over the life of the related leases.  Other intangibles are being amortized over periods of 3 to 10 years.  Total amortization expense recognized in the first nine months of 2002 was $9 million.  The Company expects to record amortization expense of $11 million for the full year 2002, $8 million in 2003, $7 million in 2004 and 2005 and $6 million in 2006.

         Route authorities are rights granted by governments to operate flights to and from a particular country.  These authorities are very specific and limited, fixed in nature and are rarely available in the marketplace.  Accordingly, route authorities are highly valued and sought after assets by all airlines.  During 2002, United obtained a third-party appraisal of its route authorities which concluded that the market value of these assets continues to be considerably in excess of the book value.

         Gates, like routes, are highly valued assets that do not frequently come into the marketplace.  The Company has no intent to sell these gates and believes that the market value is in excess of the recorded book value.

          During the third quarter of 2002, United, through a wholly owned subsidiary, purchased an additional 6% interest in the Galileo Japan Partnership ("GJP"), bringing its ownership interest to 56% and requiring the Company to consolidate the entity.  In connection with the acquisition, United recorded $2 million in goodwill representing the excess of the purchase price over the book value of the assets acquired, based on the preliminary purchase price allocation.

         Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization are shown below:

	Three Months	Nine Months
(In millions)	Ended	Ended
Loss before cumulative effect of accounting
change, as reported	$ (1,179)	$ (1,797)
Amortization of routes, net of tax	2	6
Loss before cumulative effect of accounting
change, pro forma	$ (1,177)	$ (1,791)

Net loss, as reported	$ (1,179)	$ (1,794)
Amortization of routes, net of tax	2	6
Net loss, pro forma	$ (1,177)	$ (1,788)

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses the accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 did not have an effect on the Company's results of operations.  In the third quarter of 2002, the Company evaluated its fleet for impairment in accordance with SFAS No. 144.  Utilizing the Company's current cash flow projections based on the updated business plan submitted in October to the Air Transportation Stabilization Board, as described in "ATSB Loan Application" and appraisals of aircraft as necessary, management determined that no impairment is required.

Restricted Cash

         At September 30, 2002, the Company had $333 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.

Income Taxes

         The Company's provision for income taxes is based on the estimated annual effective tax rate, which generally differs from the federal statutory rate of 35% principally due to state income taxes and certain nondeductible items.  In the third quarter of 2002, the Company recorded a valuation allowance of $418 million against its deferred tax assets.  In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized.  This analysis includes considering scheduled reversal of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies.

Long-Term Debt

         During the first quarter of 2002, the Company refinanced approximately $525 million in interim financing through a $775 million private debt financing which refinanced certain aircraft.  During the second quarter of 2002, the Company refinanced approximately $314 million in interim financing to long-term.  In the third quarter of 2002, the Company refinanced approximately $238 million in long-term debt through a sale-leaseback transaction.

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

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended September 30, 2002
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,343	$ 657	$ 536	$ 109	$ 3,645
Loss before income taxes
and gains on sales	$ (584)	$(136)	$ (61)	$ (41)	$ (822)

(In Millions)	Three Months Ended September 30, 2001
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,636	$ 700	$ 594	$ 167	$ 4,097
Loss before income taxes
and special charges	$ (603)	$(137)	$ (103)	$ (43)	$ (886)

(In Millions)	Nine Months Ended September 30, 2002
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 6,892	$ 1,852	$ 1,437	$ 365	$ 10,546
Loss before income taxes
and gains on sales	$(1,519)	$ (406)	$ (235)	$(132)	$ (2,292)

(In Millions)	Nine Months Ended September 30, 2001
					Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 8,672	$ 2,192	$ 1,734	$ 565	$13,163
Loss before income taxes
and special charges	$(1,162)	$ (375)	$ (240)	$ (82)	$(1,859)

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In Millions)	2002	2001	2002	2001
Total loss for reportable segments	$ (822)	$ (886)	$(2,292)	$(1,859)
Special charges	-	(1,313)	-	(1,313)
Non-operating special charges	-	(49)	-	(49)
Airline stabilization grant	50	391	130	391
Gain on sale	-	-	46	-
Total loss before income taxes and
cumulative effect of accounting change	$ (772)	$(1,857)	$(2,116)	$(2,830)

Other Comprehensive Income

         Total comprehensive income (loss) is made up of the following:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In Millions)	2002	2001	2002	2001
Net loss	$ (911)	$(1,179)	$(1,770)	$(1,794)
Unrealized gains (losses)	11	(133)	(6)	(27)
Minimum pension liability adjustment	-	(311)	(57)	(311)
Total comprehensive loss	$ (900)	$(1,623)	$(1,833)	$(2,132)

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights.  United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of these expenses.  Amounts included in passenger revenues for the three and nine month periods are as follows:

Net revenues (net expenses)
(in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2002	2001	2002	2001
United Express revenues (net of expenses)	$ (72)	$ (41)	$ (192)	$ (126)

         While the effect on United's results, taking into account only the United Express flights, is negative, the Company realizes a significant benefit (not included in the results shown above) from the traffic provided to United's operations as a result of these agreements.

         In addition, United has call options on 64 regional jets owned or leased by these carriers.  The call option is a standard part of the United Express agreement and is intended to allow United to secure control over regional jets used for United Express flying in the event one of the United Express agreements is terminated.  The call option reduces this risk if the Company determines that a change of United Express carrier is necessary, particularly due to the significant time lag between order and delivery of aircraft (such as regional jets made to United's specifications).

         The call options are only exercisable if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time.  Due to United's current credit rating, none of the call options would be exercisable at this time.

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

         In the third quarter of 2002, United recognized $77 million in revenues and $16 million in interest income from ULS and $10 million in commission expense and purchased services paid to ULS.  In the first nine months of 2002, United recognized $242 million in revenues and $47 million in interest income from ULS and $26 million in commission expense and purchased services paid to ULS.

Special Charges Related to September 11

        During the third quarter of 2001, United recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.

         The special charge in operating expense was made up of the following (in millions):

Amount
Special charges:
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313

         After the September 11 terrorist attacks, the Company grounded the B727-200 and B737-200 fleets and recorded a charge of $271 million, reflecting the write down of the fleets to fair value.

         Due to the changes implemented to United's operations, the Company reviewed its fleet for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121").  Under SFAS No. 121, United's policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value.  The amount of the charge is the difference between the asset's carrying value and fair market value.  Management determined that the estimated net undiscounted future cash flows generated by its B737-500 and B747-400 fleets would be less than their carrying value.  Management estimated the undiscounted future cash flows with models used by the Company in making fleet and scheduling decisions.  These models utilized the Company's projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where these aircraft will operate.  The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties.  Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

          Also as a result of the terrorist attacks, the Company furloughed approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees).  In connection with the furloughs, United accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.

         Also included in the special charge is $107 million relating to the write-off of capital projects no longer being pursued.  As a direct result of September 11, management made the decision to terminate all funding and labor resources for numerous capitalized projects that were in-process prior to September 11 and which did not provide any immediate economic or long-term safety benefits to customers or the airline.  The projects and related amounts capitalized that were discontinued following September 11 included computer system development costs ($48 million), aircraft improvements ($33 million), airport facility improvements ($21 million) and other miscellaneous projects ($5 million).

         After management announced the furlough and the freeze on all capital expenditures, United determined that the Company was unlikely to meet certain commitments or provisions of certain executory contracts with third parties.  The executory contracts are related to agreements with state and local governments ($157 million), aircraft improvements ($11 million) and facilities and other ($13 million)

          Additionally, the Company recorded a non-operating special charge of $49 million related to certain non-operating aircraft that were leased to others.  The fair value of these aircraft was significantly impacted by the events of September 11.

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry.  Through September 30, 2002, the Company has received a total of $782 million in grants under the Act, of which $391 million was received in the third quarter of 2001, $261 million in the fourth quarter of 2001, $80 million in the second quarter of 2002 and $50 million in the third quarter 2002.  These amounts represent the Company's total allocation of grant money under the Act.

         At December 31, 2001, United had accruals of $87 million related to the reduction in force and $171 million related to early termination fees resulting from the September 11 terrorist attacks.  During the first, second and third quarters of 2002, the Company made payments of $34 million, $5 million and $2 million, respectively, for severance and related fringe benefits to displaced employees.  As passenger demand rebounded faster than anticipated in the first quarter of 2002, the Company increased its scheduled flying beyond planned levels in April 2002 and again in June 2002.  As a result, the Company determined that fewer front-line employees would be permanently displaced, and reversed $25 million of accrued severance and related costs in the first quarter 2002 and $19 million in the second quarter.  In addition, the Company paid $11 million, $34 million and $2 million, respectively, in early termination fees during the first, second and third quarters, respectively.  During the third quarter, the Company recorded an additional $15 million in early termination fees related to commitments to state and local governments.  Accordingly, accruals remaining at September 30, 2002 were $139 million for early termination fees and $2 million for the reduction in force.

         Through September 30, 2002, the Company had received approximately $58 million related to insurance recoveries on aircraft destroyed by the September 11 attacks and approximately $12 million related to other covered expenses.  The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant, after considering the liability protections provided for by the Act; however, the Company expects that any amounts paid on such claims will be borne by its insurance carriers as claims are resolved and, in any event, the Company believes that, under the Act, its liability will be limited to its insurance coverage.

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

         At September 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments of $179 million.  An estimated $0.2 billion will be spent during the remainder of 2002, $0.5 billion in 2004 and $0.9 billion in 2005 and thereafter.  The major commitments, which include price escalations, are for the purchase of A319, A320 and B777 aircraft, which are scheduled to be delivered through 2007.  As part of its Financial Recovery Plan described below, the Company is exploring opportunities to reduce and/or defer capital spending.  As part of these efforts, the Company is currently negotiating with its aircraft manufacturers to delay future deliveries beyond 2004 and 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Results

         The airline business is subject to seasonal fluctuations.  United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand.

         Additionally, beginning in 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior.  During the first six months of 2001, the industry began experiencing significant revenue declines as a result of the decrease in business traffic, which impacted both unit revenues and yields, particularly in the domestic markets.  Historically, there has been a strong correlation between airline revenues and GDP and corporate profitability.  As corporate profitability dropped during this period, companies reduced spending on travel.  Since approximately 65% to 75% of United's domestic revenues are derived from business travelers, United was disproportionately affected by this decline.

         Subsequent to September 11, United's revenues, yield, revenue passenger miles and available seat miles were significantly impacted by the events of September 11 and the resulting reduction in the Company's operations. The Company continues to suffer from the weakened revenue environment resulting from the events of September 11 and the weak U.S. economy.  While year-over-year unit revenues had been improving each month in 2002 from a 14% decline in January to a 4% decline in May, unit revenue growth in the third quarter has stalled as demand continues to be weak and yields decline.  System passenger unit revenue for the third quarter was down 2% from last year and yields have declined 5% year-over-year.

         In the first quarter of 2002, United and UAL completed a series of transactions which effectively transferred the responsibility for all of UAL's customer loyalty and marketing programs from United to UAL Loyalty Services ("ULS"), a wholly owned subsidiary of UAL.  (See "ULS Transaction" in the Notes to Consolidated Financial Statements.)  As a result of these transactions, United's other operating revenues decreased by $40 million in the third quarter and $168 million in the first nine months of 2002.

         United's loss from operations was $(699) million in the third quarter of 2002, compared to $(2.1) billion in the third quarter of 2001.  United's net loss was $(911) million compared to $(1.2) billion in the same period of 2001.

         In the first nine months of 2002, United's loss from operations was $(1.9) billion, compared to $(2.8) billion in the first nine months of 2001.  United's net loss for 2002 was $(1.8) billion compared to $(1.8) billion before the cumulative effect of an accounting change in the same period of 2001.

         The 2002 loss for the third quarter and nine months includes $50 million and $130 million, respectively, in non-operating income received as compensation under the Air Transportation Safety and System Stabilization Act ("the Act").  Additionally, in the third quarter of 2002, the Company recorded $418 million in non-cash tax expense to establish a  valuation allowance against its deferred tax asset.  See "Income Taxes" in the Notes to Consolidated Financial Statements.

         The loss for the first nine months includes a gain of $46 million on the sale of the Company's remaining investment in Cendant Corporation.

         The 2001 loss for the quarter and nine months includes a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks, as well as $391 million in compensation received under the Act.

         Specific factors affecting United's consolidated operations for the third quarter and first nine months of 2002 are described below.

Third Quarter 2002 Compared with Third Quarter 2001

         Operating revenues decreased $452 million (11%) and United's revenue per available seat mile (unit revenue) decreased 4% from 9.52 cents to 9.14 cents.  Passenger revenues decreased $312 million (9%) due to a 5% decrease in revenue passenger miles and a 5% decrease in yield.  United's available seat miles across the system were down 7% from the third quarter of 2001; however, passenger load factor increased 2.3 points to 75.4%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(2%)	1%	(10%)
Pacific	(12%)	(8%)	4%
Atlantic	(18%)	(14%)	8%
Latin America	(24%)	(24%)	(11%)
System	(7%)	(5%)	(5%)

         Cargo revenues increased $9 million (6%) due to a 3% increase in cargo ton miles and a 2% increase in yield.  Other operating revenues decreased $149 million (31%) due to an $86 million decrease in fuel sales to third parties and the transfer of revenue from the sale of Mileage Plus miles to ULS.

         Operating expenses decreased $504 million (10%) and United's cost per available seat mile (unit cost) decreased 3%, from 11.27 cents to 10.90 cents, excluding special charges.  Salaries and related costs decreased $59 million (3%) primarily due to the reduction in force implemented after September 11, partially offset by the increase to pension and postretirement expense as a result of the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $123 million (19%) due to a 12% decrease in consumption and an 8% decrease in the average cost of fuel from 86.8 cents to 80.2 cents a gallon.  Commissions decreased $19 million (15%) primarily as a result of a decrease in commissionable revenues.  In addition, on March 20, 2002, United discontinued paying base commissions on all tickets issued in the U.S. and Canada.  Purchased services decreased $92 million (20%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees.  Cost of sales decreased $93 million (24%) primarily due to the decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $43 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $55 million (12%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased costs for hull and liability insurance.

         Other non-operating expense amounted to $123 million in the third quarter of 2002, compared to $135 million in the third quarter of 2001, excluding the effects of the airline stabilization grant money and the non-operating special charges.  Interest expense increased $25 million (19%) due to new debt issuances and increased borrowing rates.  Interest capitalized decreased $14 million (74%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income increased $11 million (65%) due primarily to interest earned from ULS in 2002.  Miscellaneous, net decreased $42 million primarily as a result of lower reserve requirements for legal and environmental costs.

Nine Months 2002 Compared to Nine Months 2001

         Operating revenues decreased $2.6 billion (20%) and United's revenue per available seat mile (unit revenue) decreased 7% from 10.14 cents to 9.45 cents.  Passenger revenues decreased $2.2 billion (20%) due to an 11% decrease in revenue passenger miles and a 10% decrease in yield.  United's available seat miles across the system were down 14% from the first nine months of 2001; however, passenger load factor increased 2.5 points to 74.1%.  The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(11%)	(9%)	(12%)
Pacific	(20%)	(10%)	(5%)
Atlantic	(19%)	(16%)	(1%)
Latin America	(20%)	(25%)	(15%)
System	(14%)	(11%)	(10%)

         Cargo revenues decreased $73 million (13%) due to a 12% decrease in cargo ton miles and a 2% decrease in yield.  Other operating revenues decreased $340 million (26%) due to a $170 million decrease in fuel sales to third parties and the transfer of revenues from the sale of Mileage Plus miles to ULS.

         Operating expenses decreased $2.2 billion (15%) and United's cost per available seat mile (unit cost) decreased 1% from 11.32 cents to 11.20 cents, excluding special charges.  Salaries and related costs decreased $433 million (8%) primarily due to the reduction in force implemented after September 11, partially offset by the increase in pension and postretirement expense due to the revaluation of the plans and contractual salary increases for pilots, flight attendants, mechanics and public contact employees.  Aircraft fuel decreased $616 million (31%) due to an 18% decrease in consumption and a 15% decrease in the average price of fuel from 88.7 cents to 75.4 cents a gallon.  Commissions decreased $269 million (44%) as a result of a decrease in commissionable revenues, as well as the result of United discontinuing paying base commissions on all tickets issued in the U.S. and Canada, effective March 20, 2002.  Purchased services decreased $300 million (22%) primarily as a result of volume-driven decreases in GDS and credit card discount fees.  Cost of sales decreased $182 million (18%) primarily due to decreases in costs associated with fuel sales to third parties.  Aircraft maintenance decreased $145 million (25%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying.  Other operating expenses decreased $211 million (16%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increased costs for hull and liability insurance.

         Other non-operating expense amounted to $350 million in the first nine months of 2002 compared to $324 million in the same period of 2001, excluding the airline stabilization grant money, the gain on sale of Cendant shares and the non-operating special charges.  Interest expense increased $59 million (15%) due to new debt issuances and increased borrowing rates.  Interest capitalized decreased $41 million (65%) primarily as a result of lower advance payments on the acquisition of aircraft.  Interest income increased $19 million (26%) due primarily to interest earned from ULS in 2002.  Miscellaneous, net decreased $58 million primarily as a result of lower reserve requirements for legal and environmental costs.

LIQUIDITY AND CAPITAL RESOURCES

         United's total of cash, cash equivalents and short-term investments, including restricted cash, was $1.5 billion at September 30, 2002, compared to $2.4 billion at December 31, 2001.  Cash flows used in operations amounted to $858 million, including the receipt of $130 million in government grant money.

         As of September 30, 2002, United had a working capital deficit of $3.0 billion as compared to $2.9 billion at December 31, 2001.  Historically, United has operated with a working capital deficit and has relied on working capital to fund a significant portion of its operations.  Additionally, because the airline industry is a particularly capital intensive industry, airlines rely heavily on external financing to fund acquisitions of aircraft and equipment.  However, since September 11, United has not been able to access the public capital markets and has had limited access to private capital markets.

         The Company anticipates significant cash needs for the remainder of 2002 including nearly $900 million in debt maturities due in the fourth quarter and approximately $65 million to fund the first of eight quarterly payments due under the new contracts for the International Association of Machinists and Aerospace Workers ("IAM") in December.

         Given the Company's substantial debt repayment requirements for the remainder of 2002, the Company is currently engaged in active discussions with lenders, suppliers and others to secure alternative sources of capital, which could include deferring the due dates on some of the upcoming debt maturities.  Additionally, in June 2002, the Company filed for federal loan guarantees with the Air Transportation Stabilization Board ("ATSB"), requesting a loan of $2.0 billion, with $1.8 billion to be guaranteed by the ATSB.  In October 2002, the Company provided an updated business plan to the ATSB.  If approved and funded, the loan would help alleviate the liquidity pressure the Company faces.*  See "ATSB Loan Application" below for further details.

          While United's current cash reserves are sufficient to repay the debt maturing in the fourth quarter, the cash reserves then remaining would be insufficient to support the Company's ongoing obligations as it continues to generate negative cash flow from operations.  The Company's main priority is to accomplish an out-of-court recovery plan; however, in the absence of federal loan guarantees, and the cost reductions necessary to achieve them, the Company does not expect to be able to raise sufficient liquidity to support its obligations through the end of 2002.*  Accordingly, United is simultaneously preparing for the potential of a Chapter 11 bankruptcy filing.  Should the Company file for bankruptcy, it is anticipated that the labor and other cost reductions required would be deeper and more permanent than in an out-of-court recovery plan.*

         Financing activities during the first nine months of 2002 included principal payments under debt and capital lease obligations of $1.3 billion and $190 million, respectively.  During the first quarter of 2002, United closed on a $775 million private debt financing which refinanced certain aircraft and raised approximately $250 million in additional cash.  During the second quarter of 2002, United arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities.  Also during the second quarter, United repaid $133 million in receivables-backed short-term borrowings when certain banks supporting the borrowing program declined to renew it.  During the third quarter of 2002, United refinanced $238 million in long-term debt through a sale-leaseback transaction that raised approximately $72 million in additional cash.

         In June 2002, United repaid $34 million to the Indianapolis Airport Authority, the city of Indianapolis and state of Indiana for failure to reach its capital targets in connection with the construction of the Indianapolis Maintenance Center.

         Property additions in the first nine months of 2002, including aircraft and aircraft spare parts, amounted to $816 million, including $706 million of vendor-financed purchases.  In the first nine months of 2002, United took delivery of six A319, thirteen A320 and four B777 aircraft.  All of these aircraft were purchased.  United also acquired one B757 and seven B737 aircraft off lease during the period.  Additionally, ten owned aircraft were sold and then leased back under operating leases during the third quarter.

         During the first nine months of 2002, United received approximately $580 million in net income tax refunds, part of which was a result of changes in the tax laws.  In addition, United paid $290 million in federal transportation taxes that had been deferred under the Act after the September 11 terrorist attacks.

         During the first nine months of 2002, the Company received $137 million in proceeds from the sale of its remaining investment in Cendant Corporation and $130 million in compensation under the Act.  In the third quarter of 2002, the Company received approximately $113 million in cash which had been held in trust under a services agreement with Galileo International (now Cendant Corporation).

         Certain of United's surety bonds for workers' compensation have been cancelled in various states where United is self-insured.  At September 30, 2002, the Company had $333 million in restricted cash, which primarily consists of deposits posted for various states where United is self-insured for workers' compensation claims.  Additionally, letters of credit under a $150 million secured letter of credit facility that primarily supported workers' compensation claims began expiring in August 2002, with the last letters of credit expiring in December 2002.  The issuer has indicated that it will not renew the facility.  In addition, certain of United's surety bonds posted to satisfy United's security deposit obligations under its various airport leases have been cancelled.  As a result, United has been and may, in the future, be required to post collateral in the form of cash deposits in lieu of letters of credit.*

        United's liability insurance for losses resulting from war perils (terrorism, sabotage, hijacking and other similar perils) was cancelled effective September 26, 2001.  United obtained replacement coverage, although it is being charged significantly higher premiums for this replacement coverage, and this new coverage is in a substantially reduced amount for claims not involving aircraft passengers.

         The FAA is providing excess liability coverage for third party war risk liability for losses to persons other than passengers up to two times the airline's limit of liability available prior to September 11, 2001 for renewable periods up to a year at a time.  United's coverage under this FAA policy has been renewed through December 15, 2002, and is likely to be renewed further, subject to the federal government's determination that such coverage is necessary to the national interest.

        In addition, United maintains hull war risk insurance which is worldwide, excluding certain countries (to which United does not operate scheduled flights).  This coverage is for war and associated perils, including hijacking and confiscation.  United experienced a significantly higher premium for reduced coverage due to the events of September 11.

          The increase in the Company's total insurance premiums is expected to be in excess of $120 million for the full year 2002 as compared to 2001.*

         As a result of continuing declines in interest rates and the market value of the assets held in its defined benefit pension plans, the Company believes it will be required to record an additional significant minimum pension liability as of December 31, 2002.  The minimum pension liability would reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs.  Although the exact amount of the charge to stockholder's equity is not known at this time, the amount is likely to be in excess of $1.5 billion (before tax).  This charge to stockholder's equity will not affect the Company's financial covenants in any of its debt agreements.

         In June 2002, United revalued its pension and postretirement plans as a result of new labor contracts for the IAM and policy changes to salaried and management employee benefits.  These changes will result in approximately $175 million in additional expense on an annualized basis in 2002.

         United has not made any cash contributions to its defined benefit pension plan trusts for U.S. based employees in 2001 or 2002.  In lieu of making cash contributions, the Company utilized a portion of its credit balance to meet the minimum required contribution.  The Company has a remaining credit balance that is available to be used in 2003; however, once the credit balance is fully utilized, substantial contributions may be required.  The Company could be required to contribute approximately $5 billion to its defined benefit pension plan trusts by the end of 2008.  Future funding requirements are dependent upon factors such as interest rate levels, changes to pension plan benefits, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements.  As such, it is not possible to be more specific with respect to required contributions and actual future contributions may differ materially.  United's defined benefit pension plans are currently in compliance with all U.S. government funding requirements.

         In conjunction with the ratification of the contracts for the IAM, the Company has provided collateral consisting of certain real estate, flight simulators, ground equipment and spare part assets to support the payment of approximately $520 million in retroactive wages due under the contracts in eight quarterly installments commencing December 2002.

         As of September 30, 2002, the Company has unencumbered aircraft and spare engines valued at approximately $3.4 billion.

         Standard & Poor's credit rating on United's senior unsecured debt is CC, down from B- in January of 2002.  In August 2002, Moody's Investors Service Inc. downgraded its credit ratings on United's senior unsecured debt from Caa1 to Ca.  Downgrades of the Company's credit ratings during 2002 have resulted in an increase of $2 million in interest expense for the year 2002.  Any additional reductions in United's credit ratings could result in increased borrowing costs to the Company and might further limit the availability of future financing.

         At September 30, 2002, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments.  Of this amount, an estimated $0.2 billion is expected to be spent during the remainder of 2002.  For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

OTHER INFORMATION

ATSB Loan Application

         In addition to providing $5.0 billion in federal grants under the Act, the federal government made $10.0 billion in loan guarantees available to the airline industry.  Under the terms of the Act, the ATSB may guarantee loans if the ATSB determines, in its discretion, that:  (1) the borrower is an air carrier for which credit is not reasonably available at the time of the transaction; (2) the intended obligation is prudently incurred; and (3) the guarantee is a necessary part of maintaining a safe, efficient and viable commercial aviation system in the U.S.  The Act also requires the ATSB to ensure that the government is compensated for the risk assumed in making the guarantees.  Additional requirements and factors for consideration by the ATSB in evaluating any loan guarantee application, set forth in regulations issued by the Office of Management and Budget pursuant to the Act, include:  (1) that the air carrier has incurred losses as a result of the events of September 11, 2001, including losses due to the unavailability of credit or the decrease in demand for services; (2) reasonable assurance that the air carrier will be able to repay the loan according to its terms; and (3) the adequacy of provisions to protect the government, including the sufficiency of security for the loan and the percentage of guarantee requested.

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

         In response to initial discussions with the ATSB, in August the Company began the process of updating its business plan for submission to the ATSB.  In October, the Company submitted an updated business plan which includes details on the Company's discussions with labor groups, lenders and suppliers and outlines plans for non-labor expense and revenue improvements that United believes makes a compelling case for federal loan guarantees and the Company's ability to return to financial health and profitability.  See "Financial Recovery Plan" and "Further Profit Improvement Initiatives" below for further details.

Financial Recovery Plan

         In the aftermath of September 11, and its dramatic impact on the airline industry, the Company developed a four-plank financial recovery plan to get the airline back on the road to financial stability:

    Reducing the size of the airline and cutting both capital and operating spending;
    Maximizing flight revenue;
    Working with employee groups to find further labor savings; and
    Implementing a financing plan to support the Company through these turbulent times.
         The Company has realized progress on executing this plan, including reducing its schedule, furloughing employees, retiring fleets and making dramatic cuts in capital spending, as well as improvements in operating efficiency.

         In August 2002, the Company began discussions with its various labor groups regarding its updated business plan for submission to the ATSB.  In response, the labor groups formed a coalition (the "Union Coalition") to work together toward achieving the necessary cost savings which would enable the Company to achieve financial stability.

         As part of the Company's updated business plan submitted to the ATSB in October, the Company and the Union Coalition have targeted $5.8 billion in labor cost savings over a five and a half year period.  The Company is in ongoing discussions with the individual coalition members to finalize their component of the labor cost savings.  Among other things, as part of these discussions, it is also contemplated that employees would receive options on UAL's common stock as well as participation in a broad-based profit sharing program.

         The Company's updated business plan incorporates a 12% reduction in capacity and a $1.2 billion reduction in 2003 through 2005 capital spending as compared to the previous business plan.

Further Profit Improvement Initiatives

         Beyond the cost and revenue improvements contained in the financial recovery plan, United is also developing a plan to address non-labor expense and revenue improvements.  The plan redirects United's core and historic strengths and is designed to lower costs, enhance revenue (both by increasing United's market share as well as raising yields) and improve the productivity of all of the Company's assets.  Through the plan, the Company will focus on these key areas:

    Increasing the efficiency of its route network through actions such as code shares, alliances and greater deployment of regional jets;
    Reducing the cost of sales, such as credit card fees, GDS fees and travel agent costs;
    Seizing opportunities to improve the management of air traffic and irregular operations, thus improving on-time performance and reliability;
    Realigning product offerings to ensure they are cost effective, and in some cases, such as Red Carpet Clubs, ensuring they are profitable on their own; and
    Improving processes and productivity, particularly in airports and maintenance, by utilizing more advanced technology.
         The Company expects to realize at least $1.4 billion in annual revenue and expense improvements by 2004 as a result of these initiatives and has put in place a process for developing an additional $400 million in savings.*

         However, were the Company to file for bankruptcy, it is anticipated that the Company would need to seek deeper and more permanent cost reductions from labor groups, lenders, suppliers and other stakeholders than are discussed above and included in the updated business plan submitted to the ATSB.*

US Airways Code Share

         As part of its profit improvement initiatives, on July 24, 2002, the Company announced a code share agreement with US Airways.  The agreement, which is expected to generate more than $200 million in annual revenue for United, would allow both carriers to market service on each other's network, providing significant consumer benefits and bringing new revenue and customers to their route networks.*

         On October 2, 2002, the DOT notified both United and US Airways that it had concluded its review of the agreement.  While US Airways has filed for Chapter 11 bankruptcy protection subsequent to the signing of this agreement, US Airways has sought and obtained an order from the bankruptcy court authorizing it to assume the code sharing agreement.

         Beginning October 14, 2002, United and US Airways customers have access to each carriers' airport clubs.  Additionally, in the coming months, customers will be able to earn and redeem miles on each carriers' frequent flyer program.  Code share flights will be phased in starting in the first quarter of 2003.*

OUTLOOK

         Information regarding guidance for United's 2002 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended September 30, 2002.

         Information included in the above "Outlook" section, as well as information identified with an asterisk (*) is forward-looking and involves risks and uncertainties that could result in actual results differing materially from expected results.  Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to the Company as of the date of this filing.  Some factors that could significantly impact net earnings, revenues, expenses, cash balance, cash burn rate, capital spending, load factors and capacity include, without limitation, the economy and the demand for air travel; the higher costs associated with new airline security directives and any other increased regulation of air carriers; the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; the ability to raise and the cost of financing in light of the September 11 events and the possibility of any further credit downgrades of the Company; the cost of crude oil and jet fuel; industry capacity decisions; the success of the Company's out-of-court recovery plan; the success of the Company's implementation of its financial recovery plan and further profit improvement initiatives; the outcome of the ATSB loan guarantee process;  willingness of customers to travel; the mix of business and leisure fare travel; actions of the U.S., foreign and local governments; the stability of the U.S. economy; any additional terrorist activity and/or war; the economic environment of the airline industry and the economic environment in general.

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

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (25)

Foreign Currency Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Forward exchange contracts
Euro - Purchased forwards	$ 202	1.28	$ (26)

Currency options
Japanese Yen - Purchased put options	$ 7	132.53	$ -
Australian Dollar - Purchased put options	$ 7	0.51	$ -
British Pound - Purchased put options	$ 14	1.37	$ -
Euro - Purchased put options	$ 35	0.86	$ -
Canadian Dollar - Purchased put options	$ 29	1.66	$ -
Correlation Basket Option - Sold	$ 92	N/A	$ -

Price Risk (Aircraft fuel) -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased forward contracts - Crude oil	$ 131	$ 24.22/bbl	$ 27
Purchased forward contracts - Heating oil	$ 47	$ 28.72/bbl	$ 7

*Estimated fair values represent the amount United would pay/receive on September 30, 2002 to terminate the contracts.

Item 4.  Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Hall d.b.a. Travel Specialists v. United

As previously reported in our Form 10-Q for the period ended June 30, 2002 and our Form 10-K for the year ended December 31, 2001, filed March 8, 2002, a North Carolina travel agent filed an antitrust class action suit against United (and other carriers) initially in state court and then in federal court in North Carolina following the reduction by United (and other carriers) in November 1999 of commission rates payable to travel agents.  Plaintiffs allege that United and the other carrier-defendants conspired to fix travel agent commissions in violation of the Sherman Act and seek treble damages and injunctive relief.  Subsequent to this initial filing, the case has been expanded by the addition of five new travel agencies, ARTA, and eight new carrier defendants, including two Star Alliance carriers.  In addition, the court has allowed the addition of claims related to carriers' commission reduction actions in 1997, 1998, 2001, and 2002.  Earlier this year the Court granted plaintiffs' motion to certify the case as a class action consisting of all U.S. (and its possessions) travel agencies.  Discovery is currently proceeding and is set to close on November 13, 2002.  A trial date has been set for April 28, 2003.

Plaintiffs, in a recent filing, have claimed damages, assuming liability, in the amount of approximately $13 billion dollars, although United's alleged share of this amount has not been determined by plaintiffs.

In addition to the Hall case, United has been named in several other cases filed in the U.S. and Canada, involving commission rates payable to travel agencies.  These cases are in their early stages.  United does not expect the outcome of Hall and the related cases to have any material effect upon UAL's consolidated financial position or results of operations.

Litigation Associated with September 11 Terrorism

         As previously reported in our Form 10-Q for the period ended June 30, 2002, twenty-five lawsuits are pending against United in the U.S. District Court for the Southern District of New York related to the September 11, 2001 terrorist attacks.  The complaints, filed on behalf of passengers and ground victims, seek monetary damages and allege that United breached its duty of care to the passengers or the people and businesses on the ground and that the breach caused the hijacking and subsequent deaths and property destruction.

         United anticipates the filing of additional lawsuits related to the September 11 attacks in the future.  Under federal law, United's financial exposure on all such claims is limited to the amount of United's insurance coverage.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) There were no Form 8-Ks filed in the third quarter of 2002.

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
Dated:  October 25, 2002

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges