Form 10-Q/A
period 2003-04-21
UNITED AIR LINES INC
filed 2003-04-21
CIK 101001

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the United Air Lines, Inc. 10-Q for the quarter ended September 30, 2002 to include the Section 302 and Section 906 Sarbanes-Oxley Certifications.  No other changes have been made.

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

Dated:  April 21, 2003

Certification of the Principal Executive Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman, President and Chief Executive Officer of United Air Lines, Inc. (the "Company"), certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of the Company;

(2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)     The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 (5)     The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 (6)     The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Glenn F. Tilton
Glenn F. Tilton
United Air Lines, Inc.
Chairman, President and Chief Executive Officer
April 21, 2003

Certification of the Principal Financial Officer
Pursuant to 15 U.S.C. 78m(a) or 78o(d)
(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of United Air Lines, Inc. (the "Company"), certify that:

(1)     I have reviewed this quarterly report on Form 10-Q of the Company;

(2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)     The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)     evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 (5)     The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

 (6)     The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ Frederic F. Brace
Frederic F. Brace
United Air Lines, Inc.
Executive Vice President and Chief Financial Officer
April 21, 2003

Certification of the Chief Executive Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Glenn F. Tilton, the Chairman, President and Chief Executive Officer of United Air Lines, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Glenn F. Tilton
Glenn F. Tilton
United Air Lines, Inc.
Chairman, President and Chief Executive Officer
April 21, 2003

Certification of the Chief Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

I, Frederic F. Brace, the Executive Vice President and Chief Financial Officer of United Air Lines, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Company (the "Report"):

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
April 21, 2003

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges