Form 10-Q
period 2003-03-31
UNITED AIR LINES INC
filed 2003-05-02
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2003
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	March 31	December 31
Assets	2003	2002

Current assets:
Cash and cash equivalents	$ 440	$ 718
Restricted cash	492	450
Short-term investments	192	311
Receivables, net	825	704
Related party receivables	99	-
Income tax receivables	373	373
Inventories, net	294	310
Prepaid expenses and other	224	217
	2,939	3,083

Operating property and equipment:
Owned	19,560	19,540
Accumulated depreciation and amortization	(5,448)	(5,282)
	14,112	14,258

Capital leases	2,529	2,573
Accumulated amortization	(497)	(494)
	2,032	2,079
	16,144	16,337

Other assets:
Long-term restricted cash	140	116
Investments	40	80
Intangibles, net	383	384
Pension assets	1,162	1,162
Aircraft lease deposits	803	776
Prepaid rent	129	338
Other, net	906	853
	3,563	3,709

	$22,646	$23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	March 31	December 31
Liabilities and Stockholder's Equity	2003	2002

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 60	$ -
Advance ticket sales	1,176	1,021
Accrued salaries, wages and benefits	1,400	1,490
Accounts payable	416	280
Related party accounts payable	43	-
Other	924	883
	4,019	3,674

Long-term debt	732	700

Other liabilities and deferred credits:
Deferred pension liability	4,824	4,661
Postretirement benefit liability	1,905	1,809
Deferred income taxes	233	225
Other	538	539
	7,500	7,234

Liabilities subject to compromise	14,147	13,975

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	-	2

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,589	1,592
ESOP capital	3,987	3,986
Retained deficit	(5,141)	(3,756)
Accumulated other comprehensive income	(2,657)	(2,661)
Receivables from affiliates	(1,529)	(1,615)
Other	(1)	(2)
	(3,752)	(2,456)

	$22,646	$ 23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months Ended
	March 31
	2003	2002
Operating revenues:
Passenger	$ 2,548	$ 2,758
Cargo	164	141
Other	395	297
	3,107	3,196
Operating expenses:
Salaries and related costs	1,524	1,572
Aircraft fuel	571	398
Commissions	73	133
Purchased services	335	350
Aircraft rent	202	212
Landing fees and other rent	239	248
Depreciation and amortization	232	236
Cost of sales	362	270
Aircraft maintenance	118	145
Other	319	338
	3,975	3,902

Loss from operations	(868)	(706)

Other income (expense):
Interest expense	(135)	(146)
Interest capitalized	1	11
Interest income	16	34
Equity in earnings of affiliates	-	1
Non-operating special charges	(137)	-
Reorganization items, net	(249)	-
Gain on sale of investment	-	46
Miscellaneous, net	(13)	(16)
	(517)	(70)

Loss before income taxes	(1,385)	(776)
Credit for income taxes	-	(280)

Net loss	$(1,385)	$ (496)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Three Months
	Ended March 31
	2003	2002
Cash and cash equivalents at beginning
of period	$ 718	$ 1,504

Cash flows from operating activities	(223)	(96)

Cash flows from reorganization activities:
Net loss from reorganization items	(249)	-
Write off of Company lease certificates	215	-
Increase in liabilities	24	-
	(10)	-

Cash flows from investing activities:
Additions to property and equipment	(36)	(27)
Proceeds on disposition of property and
equipment	6	40
Proceeds on sale of investments	-	137
Increase in restricted cash	(66)	(201)
Decrease in short-term investments	119	308
Increase in related party receivables	(1)	(2)
Other, net	(32)	27
	(10)	282

Cash flows from financing activities:
Proceeds from issuance of long-term debt	92	540
Repayment of long-term debt	(65)	(598)
Principal payments under capital
lease obligations	(53)	(56)
Decrease in debt certificates under company leases	-	525
Decrease in advances/loans with affiliates	(10)	(251)
Other, net	1	1
	(35)	161

Increase (decrease) in cash and cash equivalents	(278)	347

Cash and cash equivalents at end of period,
excluding restricted cash	$ 440	$ 1,851

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 103	$ 114

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ -	$ 487
Net unrealized gain (loss) on investments	$ (2)	$ 2

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

         United Air Lines, Inc. ("United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

         The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although United believes that the disclosures are adequate to make the information presented not misleading. In management's opinion, all adjustments (which include only normal recurring adjustments, reorganization items and other special charges described below) necessary for a fair presentation of the results of operations for the three-month periods have been made. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in United's Annual Report on Form 10-K for the year 2002.

Voluntary Reorganization Under Chapter 11

        Bankruptcy Proceedings. On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The reorganization cases are being jointly administered under the caption "In re: UAL Corporation, et al., Case No. 02-48191" (the "Chapter 11 Cases"). Included in the Consolidated Financial Statements are subsidiaries that are not party to the Chapter 11 Cases and are not Debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements.

        The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court.

        Notwithstanding the preceding general discussion of the automatic stay, the Debtors' rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by a particular provision of the Bankruptcy Code that specifies different treatment. Under Section 1110 of the Bankruptcy Code ("Section 1110"), the automatic stay lasts for only 60 days with respect to eligible property except under two conditions. The debtor may extend the 60-day period by agreement of the relevant financier, with court approval. Alternatively, the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code. In the absence of either such arrangement, the financier may take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        The 60-day period under Section 1110 in the Company's Chapter 11 Case expired on February 7, 2003. The Company has reached agreements with a significant number of aircraft financiers to extend the automatic stay, in exchange in certain instances for United's agreement to make specified payments. United also has made elections with respect to certain other aircraft to cure all existing defaults and to pay the contract rates as required by the Bankruptcy Code. With respect to certain aircraft, however, United has taken no action. The contracts for some of these aircraft are likely to be rejected by United under the Bankruptcy Code in the Section 1110 process, which would involve the return of the aircraft. Additionally, the financiers of such aircraft may seek to repossess the property. Although no such financiers have sought to repossess any United equipment, and although the Company believes that current market conditions for commercial aircraft make repossession unlikely, there can be no assurance that United's lenders and lessors will not repossess any of the applicable aircraft. Repossession of a significant number of aircraft could result in substantial disruptions to United's operations and could have a material adverse effect on the Company's business.

        In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. On March 21, 2003, the Bankruptcy Court approved the extension to October 2003 of UAL's "exclusivity period" during which it is the only party permitted to file a plan of reorganization. Under certain circumstances, the exclusivity period could be shortened by two months. The timing of filing a plan of reorganization by UAL will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although UAL expects to file a plan of reorganization that provides for its emergence from bankruptcy, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois (the "U.S. Trustee") has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors' Committee will support the Debtors' positions or the Debtors' plan of reorganization and disagreements between the Debtors and the Creditors' Committee could protract the Chapter 11 Cases, could negatively impact the Debtors' ability to operate during the Chapter 11 Cases and could delay the Debtors' emergence from Chapter 11.

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

        SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

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

        DIP Financing. In connection with the filing of the Chapter 11 Cases, the Company arranged a debtor-in-possession secured financing (the "DIP Financing"). The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A. and The CIT Group/Business Credit, Inc. ("Club Facility"). The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders approved by the existing participants. As of March 31, 2003, the Company had borrowed $300 million under the Bank One Facility and $492 million under the Club Facility.

New Accounting Pronouncements

        In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses the accounting and reporting for obligations associated with the retirement of long-lived assets and associated asset retirement costs. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 was immaterial to the Company's financial statements.

Stock Option Accounting

        The Company accounts for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost pertaining to stock options is reflected in the Company's Statements of Consolidated Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have instead been reported as the pro forma amounts indicated below:

(In millions, except per share)	Three Months
	Ended March 31
	2003	2002
Net loss, as reported	$(1,385)	$ (496)
Less: Total compensation expense determined under
fair value method (net of tax in 2002)	(5)	(4)
	$(1,390)	$ (500)

Income Taxes

        For 2003, the Company has a zero percent effective tax rate. Beginning in the third quarter of 2002, the Company established a valuation allowance against its net deferred tax asset.

        The Company has determined that it is more likely than not that the gross deferred tax assets, net of valuation allowances at March 31, 2003, will be realized through the reversals of existing deferred tax credits.

Restricted Cash

        At March 31, 2003, the Company had $632 million in restricted cash, including $140 million in long-term restricted cash. The cash largely represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions which process the Company's sales.

Liabilities Subject to Compromise

         Liabilities subject to compromise refers to liabilities incurred prior to the Petition Date. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. It is anticipated that such adjustments, if any, would be material. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

         At March 31, 2003, the Company had liabilities subject to compromise of approximately $14.1 billion which consisted of the following:

(In millions)
Long-term debt, including accrued interest	$ 8,265
Aircraft-related accruals and deferred gains	2,432
Capital lease obligations, including accrued interest	2,168
Intercompany payables and loans	277
Accounts payable	329
Other	676
$ 14,147

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights. United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of expenses. United Express revenues (net of expenses) included in passenger revenues were $(95) million and $(77) million for the three months ended March 31, 2003 and 2002, respectively.

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

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended March 31, 2003
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,005	$ 577	$ 411	$ 114	$ 3,107
Loss before income taxes, special
charges and reorganization items	$ (687)	$ (150)	$ (117)	$ (45)	$ (999)

(In Millions)	Three Months Ended March 31, 2002
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,131	$ 548	$ 383	$ 134	$ 3,196
Loss before income taxes
and gain on sale	$ (509)	$ (146)	$ (117)	$ (50)	$ (822)

	Three Months Ended
	March 31
(In Millions)	2003	2002
Total loss for reportable segments	$ (999)	$ (822)
Special charges	(137)	-
Reorganization items, net	(249)	-
Gain on sale	-	46

Total loss before income taxes	$(1,385)	$ (776)

Other Comprehensive Income

         Total comprehensive income (loss) for the three months ended March 31, 2003 was $(1.4) billion compared to $(495) million for the first quarter 2002. Other comprehensive income consisted of net unrealized gains of $4 million in 2003 and $1 million in 2002.

Reorganization items

        In connection with the Company's bankruptcy filing, United recorded $249 million in reorganization expenses in the first quarter 2003. This amount consisted of the following:

(In millions)
Write-off of lease certificates	$ 215
Professional fees	34
Interest income	(3)
Other	3
$ 249

        In the first quarter 2003, United renegotiated certain off-balance sheet leases as part of the Section 1110 process. Under the terms of the revised leases, United surrendered its investment in the junior portion of the original lease debt to the original equity participant. Accordingly, the Company's investment in the corresponding lease certificates was reduced to zero and the Company recognized a $215 million non-cash charge in reorganization items.

Special Charges

        Air Canada. On April 1, 2003, Air Canada filed for protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. During the first quarter of 2003, the Company recorded a special charge of $137 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of the Company's investment in Air Canada preferred stock and $91 million to record a liability for the Company's guarantee of Air Canada debt. The Company considers this liability to be a pre-petition obligation and accordingly, has classified it in liabilities subject to compromise.

        In addition, United is the equity holder on three Airbus A330 aircraft that are leased to Air Canada via a leveraged lease transaction. The Company's net investment in the leveraged lease transaction is approximately $88 million. Although Air Canada has not indicated an intent to reject these leases, should they choose to reject or renegotiate these leases under the provisions of the CCAA, United would most likely incur a write-off of most or all of the transaction's value.

Related Party Transactions

        In the first quarter of 2003, United recognized $93 million in revenues from UAL Loyalty Services, Inc. ("ULS") and $12 million in commission expense and purchased services paid to ULS. In the first quarter of 2002, United recognized $74 million in revenues and $16 million in interest income from ULS and $23 million in commission expense and purchased services paid to ULS.

        As a result of the bankruptcy filing, all intercompany accounts receivable were reclassified to United's equity and all intercompany accounts payable were reclassified to liabilities subject to compromise as of the Petition Date.

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

         At March 31, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. An estimated $0.1 billion will be spent during the remainder of 2003, $0.3 billion in 2004 and $0.4 billion in each of 2005, 2006 and 2007. The major commitments are for the purchase of A319, A320 and B777 aircraft. The Company is evaluating the contracts for these aircraft in light of its financial condition and operational requirements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Reorganization

        Bankruptcy Proceedings. On December 9, 2002, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 Cases, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Notwithstanding the foregoing, the Debtors' rights to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract are governed by Section 1110 of the Bankruptcy Code, which specifies different treatment. For further information on Section 1110 and its impact on the Company, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. The timing of filing a plan of reorganization by United will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. Although United expects to file a plan of reorganization that provides for its emergence from bankruptcy, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business or when it may emerge from Chapter 11.  The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that UAL's equity or UAL and United's other securities will be restructured in a manner that will reduce substantially or eliminate any remaining value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters. However, as a result of the U.S. war with Iraq and the outbreak of Severe Acute Respiratory Syndrome ("SARS"), the typical seasonal fluctuations are likely to be disrupted in 2003.

       For the past two years, the Company has seen fluctuations in unit revenue relative to the rest of the industry. Immediately following the September 11 terrorist attacks, the Company experienced a significant decline in unit revenue relative to the rest of the industry. In early 2002, year-over-year unit revenues began improving each month from a 14% decline in January to a 4% decline in May, improving its position relative to the industry. However, unit revenue growth stalled in the third and fourth quarters as demand continued to be weak and yields declined. As is typical with a company in bankruptcy, UAL anticipated a decline in revenues following the filing of the Chapter 11 Cases in December of 2002. This effect accelerated in the first quarter of 2003. Overall weak economic conditions, the outbreak of war in Iraq and the Company's significant exposure to low cost competition resulted in the Company's 9% drop in passenger unit revenue in the first quarter of 2003 as compared to the same period of 2002.

        United's loss from operations was $(868) million in the first quarter of 2003, compared to $(706) million in the first quarter of 2002. United's net loss was $(1.4) billion compared to $(496) million in the same period of 2002.

        The 2003 results include $249 million in reorganization items recorded in connection with the Company's bankruptcy proceedings and $137 million in non-operating special charges related to the Company's investment in Air Canada. See "Special Charges" in the Notes to Consolidated Financial Statements.

        The 2002 loss includes a gain of $46 million on the sale of the Company's remaining investment in Cendant Corporation.

        Specific factors affecting United's consolidated operations for the first quarter of 2003 are described below.

        First Quarter 2003 Compared with First Quarter 2002.  Operating revenues decreased $89 million (3%) and United's revenue per available seat mile (unit revenue) decreased 4% to 8.97 cents. Passenger revenues decreased $210 million (8%) primarily due to a 9% decrease in yield to 10.16 cents. United's available seat miles across the system increased 1% over the first quarter of 2002; however, passenger load factor decreased 0.5 points to 71.7%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	2%	4%	(14%)
Pacific	5%	(5%)	-%
Atlantic	(2%)	(5%)	(1%)
Latin America	(13%)	(10%)	(13%)
System	1%	1%	(9%)

        Cargo revenues increased $23 million (16%) due to a 3% increase in cargo ton miles and a 13% increase in yield. Other operating revenues increased $98 million (33%) primarily due to a $92 million increase in fuel sales to third parties.

        Operating expenses increased $73 million (2%) and United's cost per available seat mile (unit cost) increased 1%, from 11.41 cents to 11.47 cents. Salaries and related costs decreased $48 million (3%) as decreases in employee headcount as a result of furloughs and interim wage reductions implemented in the first quarter of 2003 were partially offset by increases to pension and postretirement expenses. Aircraft fuel increased $173 million (44%) due primarily to a 46% increase in the average cost of fuel from 70.6 cents to 103.2 cents a gallon. Commissions decreased $60 million (45%) primarily as a result of United discontinuing the payment of base commissions on all tickets issued in the U.S. and Canada effective March 20, 2002, as well as a decrease in commissionable revenues. Cost of sales increased $92 million (34%) primarily due to increased costs associated with fuel sales to third parties. Aircraft maintenance decreased $27 million (19%) due to decreases in engine and aircraft repair volumes as a result of reduced flying.

        Other non-operating expense amounted to $131 million in the first quarter of 2003, compared to $116 million in the first quarter of 2002, excluding reorganization items, non-operating special charges and the gain on sale of the Company's investment in Cendant. Interest expense decreased $11 million (8%) as the Company has discontinued recording interest expense on all unsecured pre-petition debt. Interest capitalized decreased $10 million (91%) as a result of lower advance payments on the acquisition of aircraft. Interest income decreased $18 million (53%) due to lower investment balances and decreased interest rates.

Liquidity and Capital Resources

        United's total of cash, cash equivalents and short-term investments, including restricted cash (both short- and long-term), was $1.3 billion at March 31, 2003, compared to $1.6 billion at December 31, 2002.

        Property additions, including aircraft and aircraft spare parts, amounted to $36 million. In the first quarter of 2003, United acquired one B757 aircraft off lease.

        Financing activities included principal payments under debt and capital lease obligations of $65 million and $53 million, respectively. These amounts represent payments made under Section 1110 elections for liabilities included in liabilities subject to compromise. During the first quarter of 2003, the Company drew down $92 million in cash through letter of credit arrangements under its DIP Financing.

        In April 2003, the Company received $365 million from the Internal Revenue Service ("IRS") as a result of the resolution of certain income tax refund claims filed with the IRS.

        On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act ("Wartime Act") was signed into law. The legislation includes approximately $3 billion of financial aid for U.S. air carriers, including United, as follows: $2.4 billion to compensate air carriers for expenses and forgone revenues related to aviation security, including $100 million for reinforcing cockpit doors; suspension of the passenger and air carrier security fees from June 1, 2003 through September 30, 2003; and a one-year extension of government-provided war-risk insurance to August 2004.

        In addition, the Wartime Act requires that the total compensation of the two most highly compensated executives of certain airlines' (including the Company's) be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to the air carrier's fiscal year 2002. Any violation of this provision will require the Company to repay the government the amount of its compensation for airline security fees described above.

        Compensation under the legislation is expected to be received in May 2003 and will be distributed to carriers proportionately, based on the amounts collected by each carrier in passenger security and aircraft security fees. While United is still evaluating the provisions of the bill, the Company currently expects to receive approximately $300 million in compensation.

        As of March 31, 2003, the Company had $632 million in restricted cash (including $140 million in long-term restricted cash) on deposit with various state and local governments. The cash largely represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions which process the Company's sales. Prior to 2002, United met many of these obligations through surety bonds or a secured letter of credit facility; however, many of the bonds have been cancelled and the letter of credit facility expired in August of 2002. As a result, United has been and may, in the future, be required to post additional collateral in the form of cash deposits to support these types of obligations.

        At March 31, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Of this amount, an estimated $0.1 billion is expected to be spent during the remainder of 2003. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

Labor Agreements

        During the first quarter of 2003, the Company presented to its Board of Directors and employees information regarding its plan for transformation (the "Plan"), which outlines the fundamental changes to United's strategic direction. The Plan, which the Company is working to refine through further collaboration with its employees and others, seeks to develop a durable and sustainable business model that will lay the foundation for a company that is successful and competitive in the long run. Critical to this transformation are the reduction of costs, the improvement of labor productivity and asset efficiency, and the enhancement of the Company's customer value proposition.  The agreements the Company and its unions were able to reach in March and April 2003 allow for these kinds of transformational changes.

        In April 2003, United employees represented by various unions ratified tentative agreements between the Company and their unions to modify their respective collective bargaining agreements ("CBAs"). All of these agreements became effective on May 1, 2003 and are six years in duration. When combined with expected savings of approximately $300 million per year to salaried and management costs (achieved through wage and headcount reductions and benefit changes), these agreements are expected to reduce the Company's costs by an average of approximately $2.5 billion per year versus the current contracts (based on the size of the airline in the first quarter 2003). In addition to reductions in pay, all of the contracts allow for improving productivity (through changes to work rules) and changes to employees' medical plans (including increases to co-payments). The savings are anticipated to increase as these changes are implemented and the Company is able to achieve expected productivity improvements. The Company has developed a robust oversight process to ensure these significant changes are achieved in a seamless and timely manner.

        Other work-group specific changes are described below:

        On April 11, 2003, the Air Line Pilots Association, International ("ALPA") ratified a previously announced tentative agreement on a restructured CBA. The CBA reduces pay and benefits and improves productivity (through work-rule changes) by an average of approximately $1.1 billion per year versus the current contract. As part of these changes, retirement benefits for pilots have been reduced through a decrease in the Company's contribution to the pilot defined contribution plan and a reduction in the formula for their defined benefit plan. The agreement also provides for significantly enhanced flexibility with respect to regional jets, code share arrangements and a low-cost product offering. Additionally, the agreement provides for ALPA to retain a seat on UAL's Board of Directors.

        On April 11, 2003, the Company's dispatchers represented by the Professional Airline Flight Control Association ("PAFCA") ratified a tentative agreement between PAFCA and the Company on a restructured CBA, which is expected to reduce costs by an average of approximately $4.5 million per year versus the previous CBA. The restructured CBA also changes dispatchers to the Salaried, Management and Public Contact pension plan.

        On April 29, 2003, the flight attendants ratified a tentative agreement between the Company and the Association of Flight Attendants, AFL-CIO ("AFA") on a restructured CBA, which is expected to reduce United's costs by an average of approximately $300 million per year versus the parties' previous CBA. As part of these changes, retirement benefits for flight attendants are reduced through changes in the AFA pension plan.

         On April 29, 2003, employees represented by the International Association of Machinists and Aerospace Workers ("IAM") District Lodge 141 ratified an agreement between the Company and IAM District Lodge 141 on four restructured CBA's as well as on a restructured CBA for employees of United's subsidiary Mileage Plus, Inc. The agreements with IAM District Lodge 141 reduce costs by an average of approximately $450 million per year versus the parties' previous CBA's. On April 29, 2003, employees represented by IAM District Lodge 141M ratified agreements between the Company and IAM District Lodge 141M on three restructured CBA's. The agreements with District Lodge 141M will reduce costs by an average of approximately $350 million per year versus the previous CBA's. These agreements also provide the Company increased flexibility with respect to outsourcing and for the IAM to retain a seat on UAL's Board of Directors.

        In addition, all of the agreements provide for various common features. These include a Company-wide success-sharing program that provides the opportunity for annual payouts tied to the Company's level of profitability and performance. The agreements all also provide the Company with an opportunity to introduce a low-cost product offering. UAL also has agreed to include in its plan of reorganization provisions that each relevant employee group will receive a distribution of the equity, securities or other consideration provided to the general unsecured creditors. In addition, the Company has agreed, in all of the contracts, that any plan of reorganization it proposes or supports will provide the relevant employee group with a distribution of the above-described equity, securities or other consideration (as compared to the total distribution provided to all employee groups) that matches the proportion of each employee groups' contribution to total employee cost reductions.

Facilities

        At March 31, 2003, approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") originally issued on behalf of United to build or improve airport-related facilities were outstanding. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of its airport-related projects. Pursuant to the financing agreements entered into by United in connection with such issuance of municipal bonds, the Company is required to make payments in amounts sufficient to pay the interest semi-annually with principal payable upon maturity.

         United is not permitted under the Bankruptcy Code to make payments on unsecured pre-petition debt without providing notice to its creditors and receiving the approval of the Bankruptcy Court. As United has been advised its municipal bonds are or may be viewed as unsecured (or in certain instances, partially secured) pre-petition debt, United cannot make payments thereon without first meeting the requirements outlined above. Accordingly, the Company has classified all of its on-balance sheet municipal bonds as liabilities subject to compromise.

         Section 365 of the Bankruptcy Code requires that the Company timely perform all of its post-petition obligations under unexpired leases of non-residential real property. The Company believes that it is in compliance with all payment obligations under its lease agreements relating to those airports where it has municipal bonds outstanding. However, the Company has not made and does not intend to make debt service payments or any other payment on any of the municipal bond issuances issued on behalf of the Company and relating to domestic airport financings. As a result, under certain of the airport lease agreements, the Company may be considered in default due to the non-payment of the debt and therefore subject to the default provisions of the lease agreements with the airports. Possible consequences could include loss of the Company's status as a signatory airline (resulting in increased rents and landing fees) and loss of the Company's exclusive space agreements.

        The Company has taken a number of steps to mitigate the risks associated with this issue.  On March 21, 2003, the Company filed four separate and additional Complaints of Debtor-Plaintiff for Declaratory Judgment and, in connection therewith, corresponding Motions for Temporary Restraining Order with respect to the municipal bonds issuances relating to the facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport, the San Francisco International Airport, and the Los Angeles International Airport, each seeking a clarification of the Company's obligations under the applicable municipal bonds, and the protection of its rights under its underlying airport lease agreements at the applicable airport until the Bankruptcy Court decides the merits of each of the above complaints. On March 31, 2003, the Bankruptcy Court entered an order that requires each of the above-mentioned actions to give the Company a 15-day notice and cure period before taking any action to terminate any rights of United with respect to leases at those airports until such time as the Bankruptcy Court enters final orders on United's declaratory judgment actions with respect to the payment of bonds at those airports. The Company is unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of its failure to pay these obligations as contractually required. However, the Company believes that the March 31, 2003 order substantially mitigates the risk associated with any deemed default by providing the Company an opportunity to make any required payments and thus preserve its rights under its leases.

        In connection with the April 6, 2003 schedule reduction, the Company decided to close temporarily the Indianapolis Maintenance Center ("IMC"). On May 2, 2003, United filed a motion in the Bankruptcy Court to reject its lease at IMC in order to make permanent the closing of the facility. At the same time, United filed a motion to reject its lease at the Oakland Maintenance Center, thus allowing the Company to close that facility as well.

Outlook for 2003

         Information regarding guidance for United's 2003 outlook can be obtained from UAL Corporation's Report on Form 10-Q for the quarter ended March 31, 2003.

        Certain statements included in the above "Outlook" paragraphs, as well as elsewhere throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to the operations and business environments of the Company that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect net earnings, revenues, expenses, unit costs, fuel, load factor and capacity include, without limitation, the following: the Company's ability to continue as a going concern; the Company's ability to operate pursuant to the terms of the DIP Financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company's ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the Company's ability to achieve necessary reductions in labor costs; the Company's ability to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 Cases on the Company's liquidity or results of operations; the costs and availability of financing; the Company's ability to execute its business plan; the Company's ability to attract, motivate and/or retain key employees; the Company's ability to attract and retain customers; demand for transportation in the markets in which the Company operates; general economic conditions; the effects of the war in Iraq and any other hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; the continued impact of SARS on the demand for travel; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with existing or future security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; consumer perceptions of the Company's products; weather conditions; and other risks and uncertainties set forth from time to time in United's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2002.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (28)

*Estimated fair values represent the amount United would pay/receive on March 31, 2003 to terminate the contracts.

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

(b) There were no Form 8-Ks filed in the first quarter of 2003.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By: /s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)

Dated:  May 2, 2003

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
99.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
99.3	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
99.4	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)