Form 10-Q
period 2003-06-30
UNITED AIR LINES INC
filed 2003-08-01
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2003
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	June 30	December 31
Assets	2003	2002

Current assets:
Cash and cash equivalents	$ 968	$ 718
Restricted cash	671	450
Short-term investments	217	311
Receivables, net	908	704
Related party receivables	13	-
Income tax receivables	47	373
Inventories, net	273	310
Prepaid expenses and other	242	217
	3,339	3,083

Operating property and equipment:
Owned	19,337	19,540
Accumulated depreciation and amortization	(5,568)	(5,282)
	13,768	14,258

Capital leases	2,529	2,573
Accumulated amortization	(517)	(494)
	2,012	2,079
	15,781	16,337

Other assets:
Long-term restricted cash	-	116
Investments	21	80
Intercompany receivables and loans	6	-
Intangibles, net	383	384
Pension assets	962	1,162
Aircraft lease deposits	805	776
Prepaid rent	128	338
Other, net	882	853
	3,187	3,709

	$22,307	$23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	June 30	December 31
Liabilities and Stockholder's Equity	2003	2002

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 240	$ -
Advance ticket sales	1,447	1,021
Accrued salaries, wages and benefits	1,269	1,490
Accounts payable	466	280
Related party accounts payable	33	-
Other	906	883
	4,361	3,674

Long-term debt	524	700

Other liabilities and deferred credits:
Deferred pension liability	5,797	4,661
Postretirement benefit liability	1,944	1,809
Deferred income taxes	241	225
Other	499	539
	8,481	7,234

Liabilities subject to compromise	14,397	13,975

Commitments and contingent liabilities (See note)

Preferred stock committed to Supplemental ESOP	-	2

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,589	1,592
ESOP capital	3,987	3,986
Retained deficit	(5,796)	(3,756)
Accumulated other comprehensive income	(3,621)	(2,661)
Receivables from affiliates	(1,615)	(1,615)
Other	-	(2)
	(5,456)	(2,456)

	$22,307	$ 23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months
	Ended June 30
	2003	2002
Operating revenues:
Passenger	$ 2,625	$ 3,190
Cargo	154	167
Other	256	349
	3,035	3,706
Operating expenses:
Salaries and related costs	1,226	1,776
Curtailment charges	152	-
Aircraft fuel	452	467
Purchased services	309	353
Aircraft rent	138	214
Landing fees and other rent	236	254
Depreciation and amortization	272	247
Cost of sales	242	292
Aircraft maintenance	115	151
Commissions	72	105
Other	297	383
	3,511	4,242

Loss from operations	(476)	(536)

Other income (expense):
Interest expense	(130)	(149)
Interest capitalized	1	7
Interest income	56	31
Equity in earnings of affiliates	(3)	1
Reorganization items, net	(398)	-
Government assistance	300	80
Miscellaneous, net	(4)	(2)
	(178)	(32)

Loss before income taxes	(654)	(568)
Credit for income taxes	-	(205)

Net loss	$ (654)	$ (363)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2003	2002
Operating revenues:
Passenger	$ 5,173	$ 5,948
Cargo	318	309
Other	651	645
	6,142	6,902
Operating expenses:
Salaries and related costs	2,750	3,348
Curtailment charges	152	-
Aircraft fuel	1,023	865
Purchased services	644	703
Aircraft rent	339	426
Landing fees and other rent	475	502
Depreciation and amortization	504	482
Cost of sales	604	562
Aircraft maintenance	232	296
Commissions	146	239
Other	617	722
	7,486	8,145

Loss from operations	(1,344)	(1,243)

Other income (expense):
Interest expense	(265)	(296)
Interest capitalized	2	17
Interest income	71	65
Equity in earnings of affiliates	(3)	1
Gain on sale of investment	-	46
Non-operating special charges	(137)	-
Reorganization items, net	(647)	-
Government assistance	300	80
Miscellaneous, net	(16)	(16)
	(695)	(103)

Loss before income taxes	(2,039)	(1,346)
Credit for income taxes	-	(486)
Net loss	$(2,039)	$ (860)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Six Months
	Ended June 30
	2003	2002
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 718	$ 1,504

Cash flows from operating activities	533	(67)

Cash flows from reorganization activities:
Reorganization items, net	(647)	-
Transfer of Company lease certificates	215	-
Increase in liabilities	280	-
Loss on disposition of property	68	-
Other	(1)	-
	(85)	-
Cash flows from investing activities:
Additions to property and equipment	(55)	(61)
Proceeds on disposition of property and
equipment	67	44
Proceeds on sale of investments	15	137
Increase in restricted cash	(105)	(263)
Increase in related party receivables	(6)	(3)
Decrease in short-term investments	95	327
Increase in deferred financing costs	(58)	(31)
Other, net	(5)	38
	(52)	188
Cash flows from financing activities:
Proceeds from DIP Financing	123	-
Proceeds from issuance of long-term debt	-	911
Repayment of DIP Financing	(59)	-
Repayment of long-term debt	(153)	(980)
Principal payments under capital
lease obligations	(72)	(139)
Dividend to parent company	-	(3)
Decrease in short-term borrowings	-	(133)
Aircraft lease deposits	28	9
Decrease in related party debt	(15)	(257)
Decrease in debt certificates under Company leases	-	529
Other, net	2	(1)
	(146)	(64)
Increase in cash and cash equivalents	250	57

Cash and cash equivalents at end of period,
excluding restricted cash	$ 968	$ 1,561

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 103	$ 257

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment and other assets	$ -	$ 639
Net unrealized gain (loss) on investments	$ 3	$ (16)
Increase in pension intangible	$ 200	$ 608

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

        The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Therefore, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court.

        An exception to the foregoing exists with respect to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract, which are governed by a particular provision of the Bankruptcy Code that specifies different treatment. Under Section 1110 of the Bankruptcy Code ("Section 1110"), the automatic stay lasts for only 60 days with respect to eligible property except under two conditions: (a) the debtor may extend the 60-day period by agreement of the relevant financier, with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults thereunder as required by the Bankruptcy Code. In the absence of either such arrangement, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        The 60-day period under Section 1110 in the Company's Chapter 11 Case expired on February 7, 2003. The Company has reached agreements with a significant number of aircraft financiers to extend the automatic stay. United also has made elections with respect to other aircraft to cure all existing defaults and to pay the contract rates. With respect to certain aircraft, however, United has taken no action. The applicable lessors or lenders therefore are entitled under Section 1110 to make a demand before the Bankruptcy Court for the return of such aircraft. Although the Company believes that current market conditions for commercial aircraft make repossession unlikely, there can be no assurance that United's lenders and lessors will not repossess any of the applicable aircraft. Repossession of a significant number of aircraft could result in substantial disruptions to United's operations and could have a material adverse effect on the Company's business.

        During the second quarter of 2003, in order to adjust the size and composition of its fleet to reflect reduced operational requirements, United began rejecting certain aircraft leases and abandoning certain aircraft as part of the Section 1110 process, which included the return of such aircraft to the financiers. The Company anticipates rejecting and abandoning additional aircraft as it continues through the reorganization process.

        In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for its corporate governance subsequent to exit from bankruptcy. On March 21, 2003, the Bankruptcy Court approved the extension to October 2003 of UAL's "exclusive period" during which it is the only party permitted to file a plan of reorganization. The timing of filing a plan of reorganization by UAL will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 Cases. UAL expects to file a plan of reorganization that provides for its emergence from bankruptcy, but there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors' Committee will support the Debtors' positions or the Debtors' plan of reorganization and disagreements between the Debtors and the Creditors' Committee could protract the Chapter 11 Cases, could negatively impact the Debtors' ability to operate during the Chapter 11 Cases and could delay the Debtors' emergence from Chapter 11.

      DIP Financing.In connection with the filing of the Chapter 11 Cases, the Company arranged a debtor-in-possession secured financing (the "DIP Financing"). The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A. and The CIT Group/Business Credit, Inc. ("Club Facility"). The Company has received commitments of $1.0 billion under the Club Facility following the completion of the syndication process for that facility; the balance is conditioned upon the participation of one or more additional lenders approved by the existing participants. As of June 30, 2003, the Company had borrowed $300 million under the Bank One Facility and $464 million under the Club Facility.

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

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to approval of the Bankruptcy Court and the terms of the applicable DIP Financing covenants or otherwise as permitted in the ordinary course of business, the Debtors may sell or dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

        Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date. The deadline for filing proofs of claim with the Bankruptcy Court was May 12, 2003, with a limited exception for governmental entities, which had until June 9, 2003 to file proofs of claim and Canadian creditors, which had until June 23, 2003 to file proofs of claim. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors believe that many of these claims are duplicative, based upon contingencies that have not occurred, or otherwise are overstated, and are therefore invalid. Differences between amounts recorded by the Debtors and claims filed by creditors are being investigated and resolved in connection with the Debtors' claims resolution process. That process has commenced and, in light of the number of claims asserted, will take significant time to complete. Accordingly, the ultimate number and allowed amounts of such claims are not presently determinable.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the primary beneficiary of a variable interest entity ("VIE") to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46 requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all VIEs acquired before February 1, 2003. The Company is still evaluating the impact of FIN 46 on its financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on the Company's financial statements upon adoption.

Termination of ESOP

        In July 2003, the Company announced that it was terminating its Employee Stock Ownership Plan ("ESOP"), following the publication of a regulation by the Internal Revenue Service that would permit the distribution of the remaining ESOP shares to plan participants without jeopardizing United's ability to utilize its net operating loss tax benefits.

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

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have instead been reported as the pro forma amounts indicated below:

(In millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
Net loss, as reported	$ (654)	$ (363)	$(2,039)	$ (860)
Less: Total compensation expense determined under
fair value method (net of tax in 2002)	(5)	(4)	(10)	(9)
	$ (659)	$ (367)	$(2,049)	$ (869)

Income Taxes

        For 2003, the Company has a zero percent effective tax rate. Beginning in the third quarter of 2002, the Company established a valuation allowance against its net deferred tax asset. As of June 30, 2003, the Company had recorded a valuation allowance of $1.9 billion.

        The Company has determined that it is more likely than not that the gross deferred tax assets, net of valuation allowances at June 30, 2003, will be realized through the reversals of existing deferred tax credits.

Restricted Cash

        At June 30, 2003, the Company had $671 million in restricted cash. The cash largely represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales.

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

         At June 30, 2003, the Company had liabilities subject to compromise of approximately $14.4 billion which consisted of the following:

(In millions)
Long-term debt, including accrued interest	$ 8,170
Aircraft-related accruals and deferred gains	2,768
Capital lease obligations, including accrued interest	2,171
Accounts payable	329
Intercompany payables and loans	277
Other	682
$ 14,397

United Express

         United has marketing agreements under which independent regional carriers, flying under the United Express name, feed passengers to United owned and operated flights. United pays these carriers on a fee-per-departure basis and includes the revenues derived from the carriers in passenger revenue, net of expenses. Amounts included in passenger revenues for the three and six month periods are as follows:

Net revenues (net expenses)
(in millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
United Express revenues (net of expenses)	$ (42)	$ (44)	$ (137)	$ (121)

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

         A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the financial statements follows:

(In Millions)	Three Months Ended June 30, 2003
					Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$2,114	$ 377	$ 446	$ 98	$3,035
Earnings (loss) before income taxes,
curtailment charge, government
assistance and reorganization items	$ (237)	$(121)	$ (20)	$ (25)	$ (404)

(In Millions)	Three Months Ended June 30, 2002
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,419	$ 647	$ 518	$ 122	$ 3,706
Earnings (loss) before income
taxes, government assistance
and gains on sales	$ (426)	$(124)	$ (57)	$ (41)	$ (648)

(In Millions)	Six Months Ended June 30, 2003
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 4,119	$ 954	$ 857	$ 212	$ 6,142
Earnings (loss) before income taxes,
government assistance, gains on
sales, curtailment charge and
reorganization items	$ (924)	$(271)	$(137)	$ (71)	$(1,403)

(In Millions)	Six Months Ended June 30, 2002
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 4,550	$ 1,195	$ 901	$ 256	$ 6,902
Earnings (loss) before income taxes,
government assistance and
gains on sales	$ (937)	$ (270)	$(174)	$ (91)	$ (1,472)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2003	2002	2003	2002
Total loss for reportable segments	$ (404)	$ (648)	$ (1,403)	$ (1,472)
Curtailment charge	(152)	-	(152)	-
Non-operating special charges	-	-	(137)	-
Reorganization items, net	(398)	-	(647)	-
Government assistance	300	80	300	80
Gain on sale	-	-	-	46

Total loss before income taxes	$ (654)	$ (568)	$(2,039)	$ (1,346)

Other Comprehensive Income

         Total comprehensive income (loss) for the three- and six-month periods ending June 30, 2003 was $(1.6) billion and $(3.0) billion, respectively, compared to $(438) million and $(934) million for the three- and six-month periods ending June 30, 2002, respectively. Other comprehensive income for the three months ended June 30, 2003, consisted of a minimum pension liability adjustment of $(964) million, compared to a minimum pension liability adjustment of $(57) million and net unrealized losses of $(18) million for the three months ended June 30, 2002. In addition to the minimum pension liability adjustments, the six months ended June 30, 2003 included net unrealized gains of $3 million and the six months ended June 30, 2002 included net unrealized losses of $(17) million.

Reorganization Items

        In connection with the Company's bankruptcy filing, United recognized $398 million and $647 million of reorganization expenses in the second quarter and first six months of 2003, respectively. These amounts consisted of the following:

(In millions)	Three Months	Six Months
	Ended June 30, 2003
Aircraft rejection costs	$ 279	$ 279
Transfer of lease certificates	-	215
Professional fees	41	75
Severance and employee retention	44	48
Interest income	(4)	(7)
Other	38	37
	$ 398	$ 647

        Aircraft rejection costs include the Company's estimate of claims incurred as a result of the rejection of certain aircraft in the second quarter as part of the bankruptcy process.

        In the first quarter of 2003, United renegotiated certain off-balance sheet leases as part of the Section 1110 process. Under the terms of the revised leases, United surrendered its investment in the junior portion of the original lease debt to the original equity participant. Accordingly, the Company's investment in the corresponding lease certificates was reduced to zero and the Company recognized a $215 million non-cash charge in reorganization items.

Special Charges

         Curtailment Charge. As a result of the ratification of new labor contracts for its major employee groups and additional furloughs resulting from productivity improvements enabled by the revised contracts, United revalued its pension and postretirement plans for certain employee groups at various times during the second quarter. The pilot plan was revalued on April 1, 2003; the union ground and flight attendant pension and postretirement plans, as well as the management, administrative and public contact postretirement plan were revalued on May 1, 2003; and the management, administrative and public contact non-qualified pension plan was revalued on June 1, 2003. The significant actuarial assumptions used for the revaluation of the plans were unchanged from December 31, 2002, except for the discount rate and weighted average salary scale. The discount rate was decreased from 6.75% at December 31, 2002 to 6.50% for the April 1 revaluation, 6.25% for the May 1 revaluation and 6.00% for the June 1 revaluation. The weighted average salary scale was decreased from 4.3% to 3.3%. The revaluation of the plans resulted in special termination and curtailment charges of $152 million in the second quarter of 2003. In addition, as a direct result of the revaluation of the pension plans, stockholders' equity and pension intangible assets were reduced by approximately $964 million and $200 million, respectively. The accumulated pension benefit obligation increased from $11.0 billion as of December 31, 2002 to $11.9 billion mainly due to the lower discount rate and normal increase in vested employees from passage of time. The projected pension benefit obligation decreased from $12.7 billion as of December 31, 2002 to $12.6 billion as changes to the Company's collective bargaining agreements and plan amendments offset the impact of the lower discount rates. The accumulated postretirement benefit obligation decreased from $4.0 billion as of December 31, 2002 to $3.1 billion as the plan amendments significantly offset the impact of the lower discount rate. These changes to the pension and postretirement plans also resulted in a reduction of approximately $100 million in expense in the second quarter of 2003 or approximately $550 million on an annualized basis.

        Air Canada. On April 1, 2003, Air Canada filed for protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. During the first quarter of 2003, the Company recorded a non-operating special charge of $137 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of the Company's investment in Air Canada preferred stock and $91 million to record a liability for the Company's guarantee of Air Canada debt. The Company considers this liability to be a pre-petition obligation and accordingly, has classified it in liabilities subject to compromise.

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

Reconciliation of Accruals

        In connection with special charges recorded in 2001, 2002 and 2003, the Company had the following activity relating to accruals remaining as of June 30, 2003:

	Reduction in force	Early termination fees
Balance at December 31, 2002	$ 67	$ 162
Accruals	39	-
Payments	(58)	-
Balance at June 30, 2003	$ 48	$ 162

Government Assistance

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

        In addition, the Wartime Act requires that the total compensation of the two most highly compensated executives of certain airlines (including the Company) be limited, during the period between April 1, 2003 and April 1, 2004, to the annual salary paid to those officers with respect to the air carrier's fiscal year 2002. Consequently, the Company executed a contract with the government agreeing to comply with the executive compensation limits described above. Any violation of this provision will require the Company to repay the government the amount of its compensation for airline security fees described above. The Company does not anticipate any difficulties in complying with this provision and believes the likelihood of repaying the government is remote.  In May 2003, the Company received approximately $300 million in compensation under the Wartime Act.

        As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry. In the first six months of 2002, the Company received $80 million in grants under the Act that was included in non-operating income.

Related Party Transactions

        United recognized the following amounts related to transactions with UAL Loyalty Services, Inc. ("ULS") in 2003 and 2002:

(in millions)	Three Months		Six Months
	Ended June 30		Ended June 30
	2003	2002	2003	2002
Revenues	$ 100	$ 73	$ 193	$ 160
Commission expense and purchased services	(9)	(8)	(20)	(32)
Interest Income	11	16	21	32

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

         At June 30, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. An estimated $0.1 billion will be spent during the remainder of 2003, $0.3 billion in 2004 and $0.4 billion in each of 2005, 2006 and 2007. The major commitments are for the purchase of A319, A320 and B777 aircraft. The Company continues to evaluate the contracts for these aircraft in light of its financial condition and operational requirements.

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

        The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date. However, under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Therefore, absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. An exception to the foregoing exists with respect to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract which are governed by Section 1110 of the Bankruptcy Code that specifies different treatment. For further information on Section 1110 and its impact on the Company, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

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

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business or when it may emerge from Chapter 11.  The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. The Company believes that its equity securities have little or no value and it is highly likely that the equity in UAL will be canceled under any plan of reorganization proposed by the Company. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely impacted by winter weather and United's first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters.

       For the past two years, the Company has seen fluctuations in unit revenue relative to the rest of the industry. Immediately following the September 11 terrorist attacks, the Company experienced a significant decline in unit revenue relative to the rest of the industry. In early 2002, year-over-year unit revenues began improving each month from a 14% decline in January to a 4% decline in May, improving its position relative to the industry. However, unit revenue growth stalled in the third and fourth quarters as demand continued to be weak and yields declined. As is typical with a company in bankruptcy, United experienced under-performance in revenues following the filing of the Chapter 11 Cases in December of 2002. This under-performance accelerated in the first quarter of 2003. Overall weak economic conditions, the outbreak of war in Iraq and aggressive fare competition with low-cost competitors resulted in the Company's 9% drop in passenger unit revenue in the first quarter of 2003 as compared to the same period of 2002.

        Moving into the second quarter of 2003, the Company's revenues were negatively impacted by the outbreak of Severe Acute Respiratory Syndrome ("SARS"), as well as the continued weak economic conditions, the war in Iraq, lingering customer concerns regarding the Company's financial stability and continued aggressive fare competition with low-cost competitors. Thus, the Company reduced its April schedule by 8% and its May schedule by another 4% as compared to what was previously planned, with changes concentrated in the Pacific and Atlantic regions. In addition, to improve its value proposition to its core business customers, the Company increased its advertising and began promotions such as "Fly Three, Fly Free" whereby passengers may earn a free ticket by purchasing three tickets. As a result of these and other pricing and inventory actions, in May and June these negative trends began to reverse, as passenger unit revenues went from a 17% year-over-year decline in April to a modest year-over-year improvement in June. Overall, the Company experienced a 4% decrease in passenger unit revenue in the second quarter of 2003 as compared to the same period of 2002. By comparison, unit revenue for the industry was flat quarter over quarter.

        United's loss from operations was $(476) million in the second quarter of 2003, compared to $(536) million in the second quarter of 2002. United's net loss in the second quarter of 2003 was $(654) million, compared to $(363) million in the same period of 2002.  The prior year loss benefited from an income tax credit of $205 million. However, beginning in the third quarter of 2002, the Company established a valuation allowance against its net deferred tax asset. As a result, for 2003, United has a zero percent effective tax rate, while comparative amounts for 2002 are shown net of tax.

        The second quarter 2003 results include $398 million in reorganization items recorded in connection with the Company's bankruptcy proceedings and $152 million for curtailment charges. See "Special Charges" in the Notes to Consolidated Financial Statements.

        Additionally, the Company received $300 million in government assistance from the 2003 Emergency Wartime Supplemental Appropriations Act in the second quarter of 2003 and $80 million from the Air Transportation Safety and System Stabilization Act of 2001 in the second quarter of 2002.

        In the first six months of 2003, United's loss from operations was $(1.3) billion, compared to $(1.2) billion in the same period of 2002. United's net loss in the first six months of 2003 was $(2.0) billion, compared to $(860) million in the same period of 2002.

        In addition to the items described above for the second quarter, the 2003 loss includes $137 million in non-operating special charges related to the Company's investment in Air Canada and an additional $249 million in reorganization items. See "Special Charges" in the Notes to Consolidated Financial Statements. In addition, the 2002 loss includes a gain of $46 million on the sale of the Company's remaining investment in Cendant Corporation.

        Specific factors affecting United's consolidated operations for the second quarter and first six months of 2003 are described below.

        Second Quarter 2003 Compared with Second Quarter 2002.  Operating revenues decreased $671 million (18%) and United's revenue per available seat mile (unit revenue) decreased 4% to 9.45 cents. Passenger revenues decreased $565 million (18%) primarily due to a 7% decrease in yield to 10.53 cents. United's available seat miles across the system decreased 14% from the second quarter of 2002; however, passenger load factor increased 2.6 points to 77.0%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(9%)	(1%)	(11%)
Pacific	(29%)	(42%)	(8%)
Atlantic	(17%)	(14%)	(10%)
Latin America	(19%)	(6%)	(17%)
System	(14%)	(11%)	(7%)

        Cargo revenues decreased $13 million (8%) due to a 20% decrease in cargo ton miles, despite a 15% increase in yield. Other operating revenues decreased $93 million (27%) as the result of a $50 million decrease in fuel sales to third parties as well as a decrease in third-party maintenance sales.

        Operating expenses decreased $731 million (17%) and United's cost per available seat mile (unit cost) decreased 3%, from 11.32 cents to 10.93 cents. Salaries and related costs decreased $550 million (31%) primarily as a result of new labor agreements for all employee groups, as well as decreases in employee headcount as a result of furloughs. During the second quarter of 2003, United recognized a one-time benefit of $102 million in salaries and related costs for the reversal of a contractual payment to certain employees and changes in vacation accruals as a result of new lower pay rates for all union groups that were part of contract renegotiations. Aircraft fuel decreased $15 million (3%) as a 17% decline in consumption was offset by a 17% increase in the average cost of fuel from 74.7 cents to 87.0 cents a gallon. Purchased services decreased $44 million (12%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Aircraft rent decreased $76 million (36%) due to the restructuring of aircraft financings as part of the Section 1110 process in bankruptcy. Depreciation and amortization increased $25 million (10%) due to a $41 million loss on the sale of a B747 aircraft, which was offset by decreases to amortization expense for slots which were fully amortized in June 2002 and decreases to provisioning for obsolescence on expendables. Cost of sales decreased $50 million (17%) primarily due to lower fuel sales to third parties. Aircraft maintenance decreased $36 million (24%) due to decreases in engine and aircraft repair volumes as a result of reduced flying and the rejection of aircraft leases under Section 1110 of the Bankruptcy Code. Commissions decreased $33 million (31%) primarily as a result of a decrease in commissionable revenues. Other expenses decreased $86 million (22%) due to decreases in advertising and crew layover expenses, as well as volume-driven food and beverage costs.

        Other non-operating expense amounted to $80 million in the second quarter of 2003, compared to $112 million in the second quarter of 2002, excluding reorganization items and government assistance. Interest expense decreased $19 million (13%) as the Company has discontinued recording interest expense on all unsecured pre-petition debt. Included in interest income was $41 million in interest income on IRS tax refunds received in the second quarter of 2003. Excluding the interest income on the refunds, interest income decreased $16 million (52%) due to lower investment balances and decreased interest rates.

        Six Months 2003 Compared with Six Months 2002.  Operating revenues decreased $760 million (11%) and United's revenue per available seat mile (unit revenue) decreased 5% to 9.20 cents. Passenger revenues decreased $775 million (13%) due to a 6% decrease in revenue passenger miles and an 8% decrease in yield to 10.35 cents. United's available seat miles across the system decreased 7% over the first six months of 2002; however, passenger load factor increased 0.9 points to 74.3%. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	(4%)	2%	(12%)
Pacific	(13%)	(24%)	(4%)
Atlantic	(10%)	(10%)	(3%)
Latin America	(16%)	(8%)	(15%)
System	(7%)	(6%)	(8%)

        Cargo revenues increased $9 million (3%) due to a 9% decrease in cargo ton miles and a 14% increase in yield. Other operating revenues increased $6 million (1%) as a decrease in third-party maintenance sales was offset by a $41 million increase in fuel sales to third parties.

        Operating expenses decreased $659 million (8%) and United's cost per available seat mile (unit cost) decreased 1%, from 11.36 cents to 11.21 cents. Salaries and related costs decreased $598 million (18%) primarily as a result of new labor agreements for all employee groups, as well as decreases in employee headcount as a result of furloughs. The 2003 amount also includes a one-time benefit of $102 million for the reversal of a contractual payment to certain employees and changes in vacation accruals as a result of new lower pay rates for all union groups that were part of contract renegotiations. Aircraft fuel increased $158 million (18%) as a 10% decrease in consumption more than offset by a 31% increase in the average cost of fuel from 72.8 cents to 95.3 cents a gallon. Aircraft rent decreased $87 million (20%) due to the restructuring of aircraft financings as part of the Section 1110 process in bankruptcy. Depreciation and amortization increased $22 million (5%) due to a $41 million loss on the sale of a B747 aircraft, which was offset by decreases to amortization expense for slots which were fully amortized in June 2002 and decreases to provisioning for obsolescence on expendables. Cost of sales increased $42 million (7%) primarily due to higher fuel sales to third parties. Aircraft maintenance decreased $64 million (22%) due to decreases in engine and aircraft repair volumes as a result of reduced flying. Commissions decreased $93 million (39%) primarily as a result of United discontinuing the payment of base commissions on all tickets issued in the U.S. and Canada effective March 20, 2002, as well as a decrease in commissionable revenues. Other expenses decreased $105 million (15%) due to decreases in advertising and crew layover expenses, as well as volume-driven food and beverage costs.

        Other non-operating expense amounted to $211 million in the first six months of 2003, compared to $229 million in the first six months of 2002, excluding reorganization items, non-operating special charges, government assistance and the gain on sale of the Company's investment in Cendant. Interest expense decreased $31 million (10%) as the Company has discontinued recording interest expense on all unsecured pre-petition debt. Interest capitalized decreased $15 million (88%) as a result of lower advance payments on the acquisition of aircraft. Included in interest income was $41 million in interest income on IRS tax refunds received in the second quarter of 2003. Excluding the interest income on the refunds, interest income decreased $35 million (54%) due to lower investment balances and decreased interest rates.

Liquidity and Capital Resources

        United's total of cash, cash equivalents and short-term investments, including restricted cash, was $1.9 billion at June 30, 2003, compared to $1.6 billion at December 31, 2002.

        Property additions, including aircraft and aircraft spare parts, amounted to $56 million. In the first six months of 2003, United acquired one B757 aircraft off lease, sold one B747 aircraft and rejected one B757, three B747 and eight B737 aircraft under Section 1110 in the bankruptcy process.

        Financing activities included principal payments under debt and capital lease obligations of $153 million and $72 million, respectively. These amounts represent payments made under Section 1110 elections for liabilities included in liabilities subject to compromise. During the first quarter of 2003, the Company drew down $92 million in cash under the DIP Financing.

        During the second quarter of 2003, United sold one B747 aircraft for net proceeds of $54 million. The proceeds were used to pay down the DIP Financing, enabling the Company to draw down another $31 million under the DIP Financing and issue $2 million in letters of credit.

        In April 2003, the Company received $365 million from the Internal Revenue Service ("IRS") as a result of the resolution of certain income tax refund claims filed with the IRS.

        The Emergency Wartime Supplemental Appropriations Act of 2003 ("Wartime Act") was enacted in April 2003 and included approximately $3 billion of financial aid for U.S. air carriers, including United. (See "Government Assistance" in the Notes to Consolidated Financial Statements.) In May 2003, the Company received $300 million in compensation under the Wartime Act.

        As a result of the government assistance and tax refunds, United's cash flow from operations during the second quarter of 2003 was $756 million. Excluding these amounts, United's cash flow from operations was $91 million, an improvement of $314 million over the first quarter of 2003.

        As of June 30, 2003, the Company had $671 million in restricted cash. The cash largely represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales. Prior to 2002, United met many of these obligations through surety bonds or a secured letter of credit facility; however, many of the bonds have been cancelled and the letter of credit facility expired in August of 2002. As a result, United has been and may, in the future, be required to post additional collateral in the form of cash deposits to support these types of obligations.

        United did not make any cash contributions to its defined benefit pension plan trusts for U.S. based employees in 2001, 2002 or in the first half of 2003. In lieu of making cash contributions, the Company utilized a portion of its credit balance (the cumulative difference between prior year minimum required contributions and actual contributions) to meet the minimum required contribution. The Company has a remaining credit balance that is available to be used in the second half of 2003; however, once the credit balance is fully utilized, substantial contributions may be required.

        As of June 30, 2003, United's defined benefit pension plans were in compliance with all U.S. government funding requirements. The Company estimates, based on current market conditions and benefit plans, that it could be required to contribute approximately $4.2 billion to its domestic defined benefit pension plan trusts by the end of 2008. The current contribution estimate is lower than previous contribution estimates primarily due to changes in the Company's collective bargaining agreements and expected future population mix. However, future funding requirements are dependent upon factors such as interest rate levels, funded status, regulatory requirements for funding purposes and the level and timing of asset returns as compared with the level and timing of expected benefit disbursements. Significant future changes to the Company population mix or to its pension plans could also impact future funding requirements. As a result, actual future contributions may differ materially.

        At June 30, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Of this amount, an estimated $0.1 billion is expected to be spent during the remainder of 2003. For further details, see "Contingencies and Commitments" in the Notes to Consolidated Financial Statements.

Labor Agreements

        In March and April 2003, United employees represented by various unions ratified tentative agreements between the Company and their unions to modify their respective collective bargaining agreements ("CBAs"). All of these agreements became effective on May 1, 2003 and are six years in duration. When combined with expected average annual savings of approximately $300 million to salaried and management costs (achieved through wage and headcount reductions and benefit changes), these agreements are expected to reduce the Company's average annual costs by approximately $2.5 billion per year versus the previous contracts (based on the size of the airline in the first quarter 2003). In addition to reductions in pay, all of the contracts allow for improving productivity (through changes to work rules) and changes to employees' medical plans (including increases to co-payments). The Company has developed a robust oversight process to ensure these significant changes are achieved in a seamless and timely manner.

        Other work-group specific changes are described below:

        On April 11, 2003, the Air Line Pilots Association, International ("ALPA") ratified a previously announced tentative agreement on a restructured CBA. The CBA reduces pay and benefits and improves productivity (through work-rule changes) by an average of approximately $1.1 billion per year versus the previous contract. As part of these changes, retirement benefits for pilots have been reduced through a decrease in the Company's contribution to the pilot defined contribution plan and a reduction in the benefit formula for their defined benefit plan. The agreement also provides for significantly enhanced flexibility with respect to regional jets and code share arrangements. Additionally, the agreement provides for ALPA to retain a seat on the Company's Board of Directors.

        On April 29, 2003, the flight attendants ratified a tentative agreement between the Company and the Association of Flight Attendants, AFL-CIO ("AFA") on a restructured CBA, which is expected to reduce United's average annual costs by approximately $300 million versus the parties' previous CBA. As part of these changes, retirement benefits for flight attendants are reduced through changes in the AFA pension plan.

         On April 29, 2003, employees represented by the International Association of Machinists and Aerospace Workers ("IAM") District Lodge 141 ratified an agreement between the Company and the IAM on four restructured CBAs as well as on a restructured CBA for employees of United's subsidiary Mileage Plus, Inc. The agreements reduce average annual costs by approximately $450 million versus the parties' previous CBAs. On April 29, 2003, employees represented by IAM District Lodge 141M ratified agreements between the Company and the IAM on three restructured CBAs. The agreements will reduce average annual costs by approximately $350 million versus the previous CBAs. These agreements also provide the Company increased flexibility with respect to outsourcing and for the IAM to retain a seat on the Company's Board of Directors. In July 2003, the National Mediation Board announced that United's mechanics and related employees previously represented by the IAM voted to change their union representation to the Aircraft Mechanics Fraternal Association. This change in representation will not affect the terms or duration of the CBA agreement ratified in April.

        On April 11, 2003, the Company's dispatchers represented by the Professional Airline Flight Control Association ("PAFCA") ratified a tentative agreement between PAFCA and the Company on a restructured CBA, which is expected to reduce average annual costs by approximately $4 million versus the previous CBA. The restructured CBA also transfers dispatchers to the management, administrative and public contact pension plan. On March 23, 2003, the Company's meteorologists represented by the Transport Workers Union ("TWU") ratified a tentative agreement between TWU and the Company on a restructured CBA which is expected to reduce average annual costs by approximately $1 million versus the previous CBA.

        In addition, all of the agreements provide for various common features. These include a Company-wide success and profit-sharing program that provides the opportunity for annual payouts tied to the Company's level of profitability and performance. All the agreements also provide the Company with an opportunity to introduce a low-cost product offering. As a consequence, the Company is developing plans to roll out a low-cost product offering with an estimated initial fleet size of 40 aircraft (all redeployed around the Company's current fleet) focused around key leisure markets.

         The Company also has agreed to include in its plan of reorganization provisions that each relevant employee group will receive a distribution of the equity, securities or other consideration provided to the general unsecured creditors. In addition, the Company has agreed, in all of the contracts, that any plan of reorganization it proposes or supports will provide the relevant employee group with a distribution of the above-described equity, securities or other consideration (as compared to the total distribution provided to all employee groups) that matches the proportion of each employee groups' contribution to total employee cost reductions.

Facilities

        At June 30, 2003, approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") originally issued on behalf of United to build or improve airport-related facilities were outstanding. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of its airport-related projects. Pursuant to the financing agreements entered into by United in connection with such issuance of municipal bonds, the Company is required to make payments in amounts sufficient to pay the interest semi-annually with principal payable upon maturity.

         United is not permitted under the Bankruptcy Code to make payments on unsecured pre-petition debt without providing notice to its creditors and receiving the approval of the Bankruptcy Court. As United has been advised that its municipal bonds are unsecured (or in certain instances, partially secured) pre-petition debt, United cannot make payments thereon without first meeting the requirements outlined above. Accordingly, the Company has classified all of its on-balance sheet municipal bonds as liabilities subject to compromise.

         Section 365 of the Bankruptcy Code requires that the Company timely perform all of its post-petition obligations under unexpired leases of non-residential real property. Except as noted below with respect to the master lease for the Indianapolis Maintenance Center, the Company believes that it is in compliance with all payment obligations under its lease agreements relating to those airports where it has municipal bonds outstanding. However, the Company has not made and does not intend to make debt service payments or any other payment on any of the municipal bond issuances issued on behalf of the Company and relating to domestic airport financings. As a result, under certain of the airport lease agreements, the Company may be considered in default due to the non-payment of the debt and therefore subject to the default provisions of the lease agreements with the airports. Possible consequences could include loss of the Company's status as a signatory airline (resulting in increased rents and landing fees) and loss of the Company's exclusive space agreements.

        Effective as of May 9, 2003, United rejected the master lease agreement with respect to the Indianapolis Maintenance Center ("IMC"), which lease includes United's obligation to pay on the Indianapolis municipal bonds. United thus did not pay the semi-annual interest payment due with respect to such bonds on May 15, 2003 and United does not intend to make any further payments on such bonds.

        The Company has taken a number of steps to mitigate the risks associated with its non-payment on the municipal bonds. On February 28, 2003, United filed a Complaint of Debtor-Plaintiff for Declaratory Judgment with respect to all seven municipal bond issues relating to the facilities at the Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. On June 20, 2003, the Bankruptcy Court dismissed the above complaint without prejudice.

        On March 21, 2003, the Company filed four separate and additional Complaints of Debtor-Plaintiff for Declaratory Judgment and, in connection therewith, corresponding Motions for Temporary Restraining Order with respect to the municipal bonds issuances relating to the facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport, the San Francisco International Airport, and the Los Angeles International Airport, each seeking a clarification of the Company's obligations under the applicable municipal bonds, and the protection of its rights under its underlying airport lease agreements at the applicable airport until the Bankruptcy Court decides the merits of each of the above complaints. On March 31, 2003, the Bankruptcy Court entered an order that requires each of the defendants in these actions to give the Company a 15-day notice and cure period before taking any action to terminate any rights of United with respect to leases at those airports until such time as the Bankruptcy Court enters final orders on United's declaratory judgment actions. The above-stated declaratory judgment actions are currently in discovery and trial is scheduled for September 29, 2003. The Company is unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of its failure to pay these obligations as contractually required. However, the Company believes that the March 31, 2003 orders substantially mitigate the risk associated with any deemed default by providing the Company an opportunity to make any required payments and thus preserve its rights under its leases.

United Express Contracts

        During June and July 2003, United reached a Memorandum of Understanding ("MOU") with several of its United Express carriers, including SkyWest, Air Wisconsin, Mesa and Trans States, to operate select portions of the Company's United Express service. The MOUs are conditioned upon negotiation of final agreements and may require approval of the Bankruptcy Court. Failure to negotiate final agreements with these carriers could result in disruptions to United's operations and could have an adverse effect on the Company's business.

        Atlantic Coast Airlines, Inc. ("ACA"), United's largest United Express carrier, announced on July 28, 2003, that it anticipates that its relationship with United will end, and that ACA will establish a new, independent low-fare airline based at Washington Dulles International Airport. ACA's plan to operate an independent low-fare airline is based on its expectation that United will reject its agreement with ACA. ACA acknowledged, however, that United has the option under bankruptcy rules to assume the existing agreement with ACA by agreeing to honor all terms in full. United has not determined whether to accept or reject the ACA agreement. While it is possible that an agreement with ACA can still be reached, United has a contingency plan in place to continue providing the best service and on-time performance to United Express customers on its routes currently served by ACA. Failure to reach an agreement with ACA in a timely manner could result in disruptions to United's operations and could have an adverse effect on the Company's business.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to the operations and business environments of the Company that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect net earnings, revenues, expenses, unit costs, fuel, load factor and capacity include, without limitation, the following: the Company's ability to continue as a going concern; the Company's ability to operate pursuant to the terms of the DIP Financing; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company's ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the Company's ability to achieve necessary reductions in labor costs; the Company's ability to obtain and maintain normal terms with vendors and service providers; the Company's ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 Cases on the Company's liquidity or results of operations; the costs and availability of financing; the Company's ability to execute its business plan; the Company's ability to attract, motivate and/or retain key employees; the Company's ability to attract and retain customers; demand for transportation in the markets in which the Company operates; general economic conditions; the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with existing or future security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; consumer perceptions of the Company's products; weather conditions; and other risks and uncertainties set forth from time to time in United's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2002.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (29)

*Estimated fair values represent the amount United would pay/receive on June 30, 2003 to terminate the contracts.

Item 4.  Controls and Procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the second quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits

        A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b)    There were no Form 8-Ks filed in the second quarter of 2003.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended June 30, 2003 to be signed on its behalf by the undersigned thereunto duly authorized on the 1st day of August, 2003.
UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By: /s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)
Dated:  August 1, 2003

Exhibit Index

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial OfficerPursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial OfficerPursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)