Form 10-K
period 2003-12-31
UNITED AIR LINES INC
filed 2004-03-02
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to______

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

Securities registered pursuant to Section 12 (g) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED

Series A Debentures due 2004	New York Stock Exchange

Series B Debentures due 2014	New York Stock Exchange

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X                   No  ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes          No _X__

    The number of shares of common stock outstanding as of February 20, 2004 was 205.  The Registrant is a wholly owned subsidiary of UAL Corporation, and there is no market for the Registrant's common stock.

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2003

PART I

ITEM 1.  BUSINESS.

        United Air Lines, Inc. (together with its consolidated subsidiaries, "we," "our," "us," "United" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968.  Our world headquarters is located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007.  Our mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (847) 700-4000).

        United is the principal subsidiary of UAL Corporation ("UAL"), a Delaware corporation, and is wholly owned by UAL.  United's operations, which consist primarily of the transportation of persons, property and mail throughout the U.S. and abroad, accounted for most of UAL's revenues and expenses in 2003.  United is one of the largest scheduled passenger airlines in the world with over 1,600 daily departures to more than 110 destinations in 23 countries and two U.S. territories. Through United's unsurpassed global route network, we serve virtually every major market around the world, either directly or through the Star Alliance, which is the world's largest airline network. In addition to the Star Alliance, we provide regional service into our domestic hubs through partnerships with United Express carriers. In 2004, we added a new low-fare carrier, called Ted, designed to serve select leisure markets in a way that allows us to be competitive with other low-fare carriers.

        Our web address is www.united.com. Through our website, our filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible (free of charge) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in the last paragraph of, "Outlook" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

        The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive summary. Specific information pertaining to our bankruptcy filing may be obtained through the website www.pd-ual.com.

       The airline industry is highly competitive and labor intensive. Our business is highly sensitive to fuel costs, fare levels and demand for travel. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. Beginning in 2000, the slowing economy and decrease in high-yield business travel, among other things, caused a significant decline in our revenues. Simultaneously, our labor costs increased dramatically as we entered into new collective bargaining agreements with most of our employee groups that contained wage increases retroactive to mid-2000. Finally, the terrorist attacks of September 11, 2001 had an unprecedented, negative impact on passenger and cargo demand for air travel.

       In response to the events of September 11, we took dramatic steps to improve our financial condition. These actions included reducing our flight schedule, retiring aircraft, curtailing new aircraft deliveries, significantly reducing planned capital spending, closing several reservation centers and international stations, eliminating some commissions paid to travel agencies, and significantly downsizing our workforce.

       In addition, we tried to negotiate labor cost reductions from our unions in an amount and of a duration sufficient to ward off bankruptcy.

       Despite these measures, we depleted our cash reserves at an unprecedented rate, and we were unable to obtain any meaningful levels of financing in the public or private capital markets.

       Thus, in June 2002, we approached the Air Transportation Stabilization Board (the "ATSB") for a $1.8 billion federal loan guarantee with a business plan contemplating capacity cuts, revenue increases and lower labor costs. On December 4, 2002, the ATSB decided not to approve our proposal for a federal loan guarantee. Facing approximately $875 million in debt maturities, we filed for bankruptcy as the best means available to facilitate the implementation of necessary changes to our business and bring costs and operations in line with the current business environment.

       On December 9, 2002 ("Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re UAL Corporation, et al., Case No. 02-48191." On December 13, 2002, the United States Trustee appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization.

       In connection with these Chapter 11 filings, we arranged a debtor-in-possession secured financing for $1.5 billion ("DIP Financing"), which was approved by the Bankruptcy Court on December 30, 2002. The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A., and The CIT Group/Business Credit, Inc. For more information on our DIP Financing, see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        We continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed. Most of these pre-petition liabilities will be settled under a plan of reorganization which must be approved by the Bankruptcy Court.

        Since the Petition Date, we have made substantial progress in restructuring United, achieving a lower labor and non-labor cost structure and improving revenue while sustaining superior levels of operating performance and customer satisfaction. For example, we negotiated new six-year contracts with each of our unions, which, when combined with wage and benefit reductions for salaried and management employees will allow us to realize average annual labor savings of $2.5 billion by 2005. Our Business Transformation Office is implementing profit improvement initiatives in the areas of productivity, strategic sourcing, ticketing policy changes and others which are expected to deliver $1.4 billion in annual profit improvements in 2004. We launched a series of aggressive marketing and sales activities, inventory management enhancements and route and capacity adjustments to improve our revenue performance, and in the fourth quarter we outperformed the industry and grew unit revenue by 10% (as compared to fourth quarter 2002). We also recorded our best-ever performance in departures on-time this year, and second-best year for both departure completion and arrivals on-time within 14 minutes (as measured by the Department of Transportation).

        Integral to our overall reorganization efforts has been the restructuring of our aircraft fleet and the related financings. Under Section 1110 of the Bankruptcy Code we have negotiated with lessors and lenders to restructure existing financings to current market rates and reduce aircraft ownership costs. To date, we have reached agreements in principle with respect to a substantial majority of our financed aircraft. There can be no assurance, however, that those tentative agreements will be successfully converted to final contracts. If we are unable to finalize these agreements, there can be no assurance that we will be able to reach new agreements at comparable economics or that financiers will not repossess aircraft. Either of these outcomes, although unlikely, could have a material adverse affect on our financial and operational performance.

        In accordance with Section 1110 of the Bankruptcy Code, we have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, we have converted many longer-term financing arrangements into short-term operating leases. Through this process, we expect to achieve average annual cash savings of approximately $900 million over the next five years. When combined with the $2.5 billion in labor cost reductions and $1.4 billion in business transformation initiatives, we are on track to generate approximately $5 billion in average annual cash savings by 2005 as compared to our pre-bankruptcy projections.

       Pending approval of our updated application for a $1.6 billion federal loan guarantee from the ATSB (which we submitted on December 18, 2003) J.P. Morgan Chase Bank ("JP Morgan") and Citicorp USA, Inc. ("Citigroup") have agreed to provide a $2.0 billion exit financing facility ("Exit Facility"), an amount we believe results in an optimal level of liquidity upon emergence from bankruptcy. The commitment letter for the Exit Facility was approved by the Bankruptcy Court on January 16, 2004. Under the Exit Facility, JP Morgan and Citigroup will each underwrite $200 million of the non-guaranteed portion of the facility and $800 million of the guaranteed portion. Without an ATSB loan guarantee, we might be unable to obtain optimal or even sufficient funding to meet our future liquidity needs and reorganize successfully. As of the date of this filing, the ATSB has not yet reached a decision on our application.

       To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. We are currently operating under an "exclusive period," which expires on April 7, 2004, during which we are the only party permitted to file a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. These issues include our pending application for a federal loan guarantee from the ATSB, pension obligations, proposed changes to retiree medical benefits, Section 1110 aircraft restructuring efforts, municipal bond obligations, United Express contracts and the pre-petition claims. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization (disagreements between us and the Creditors' Committee could adversely affect our reorganization process, including our emergence from Chapter 11). Nor can there be any assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        We are working towards emerging from Chapter 11 in the first half of 2004, but that timing is dependent on, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well.  At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL security.

       For more information on our bankruptcy proceedings, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

Operations

        Segments.  We operate our businesses through four reporting segments:  North America, the Pacific, the Atlantic and Latin America.  Financial information on our operating segments can be found in Note 15, "Segment Information" in the Notes to Consolidated Financial Statements.

        During 2003, United carried approximately 66 million passengers and flew approximately 104 billion revenue passenger miles.  United's network provides comprehensive transportation service within its North American segment and to international destinations within its Pacific, Atlantic and Latin American segments.

        Operating revenues attributed to United's North America segment were $8.8 billion in each of 2003 and 2002 and $10.7 billion in 2001.  Operating revenues attributed to United's international segments were $4.2 billion in 2003, $4.7 billion in 2002 and $5.4 billion in 2001.

        North America.  As of December 31, 2003, United served approximately 84 destinations throughout North America and operates hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C.  United's North America operations, including United Express, accounted for 68% of United's revenues in 2003.

        Pacific.  Via Tokyo, United provides passenger service between its U.S. gateway cities (Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle) and the Asian cities of Bangkok, Hong Kong, Seoul, Singapore and Taipei. United also provides nonstop service between Hong Kong and each of Chicago, San Francisco and Singapore; between Osaka and each of San Francisco and Honolulu; between San Francisco and each of Seoul, Shanghai, Singapore and Sydney; between Los Angeles and each of Sydney and Melbourne (via Sydney); and between Chicago and Beijing. Effective June 10, 2004, we expect to also provide daily nonstop service between Chicago and Osaka and between San Francisco and Beijing. In 2003, United's Pacific operations accounted for 16% of United's operating revenues.

        Atlantic.  Washington, D.C. is United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Munich and Paris.  Chicago is United's secondary gateway to Europe, with nonstop service to and from Amsterdam, Frankfurt, London and Paris. United also provides nonstop service between San Francisco and each of Paris, London and Frankfurt; and between London and each of Los Angeles and New York. Effective June 13, 2004, we expect to also provide daily nonstop service between Washington, D.C. and Zurich. In 2003, United's Atlantic operations accounted for 13% of United's operating revenues.

        Latin America.  United's primary gateway to Latin America is Washington, D.C., providing service to and from Aruba, Buenos Aires, Montevideo, Cancun, Rio de Janeiro, Sao Paolo, San Jose, San Juan and St. Thomas.  United also provides service between Mexico City and each of Chicago, Los Angeles, San Francisco and Washington, D.C.  In addition, United has service between Chicago and Aruba, Grand Cayman, San Juan, Sao Paulo and St. Thomas; between Los Angeles and each of Guatemala City, San Jose and San Salvador; and between Guatemala City and San Jose. Effective May 1, 2004, we expect to launch nonstop, weekly service for the summer season to Hamilton, Bermuda from Chicago. Also effective May 1, 2004, United will eliminate its daily service from Miami to Buenos Aires and Sao Paulo. Effective October 31, 2004, we expect to add daily nonstop service from Chicago to Buenos Aires. In 2003, United's Latin America operations accounted for 3% of UAL's revenues.

        United Cargo®.  United Cargo offers both domestic and international shipping through a variety of services including Small Package Delivery, T.D. Guaranteed®, First Freight, International Freight and Global SP. United Cargo's door-to-door delivery services include United SameDay for packages under 70 pounds and United SameDayPlus for heavy freight.  Freight accounts for most of United Cargo's shipments, with mail making up the balance.

       During 2003, United Cargo accounted for 5% of United's revenues by generating over $630 million in freight and mail revenue, a 6.4% decrease versus 2002.

       United Cargo seeks to leverage revenue opportunities created by our global route network and through strategic alliances while simultaneously creating a more competitive cost structure. As part of these efforts, during 2003, United Cargo, along with Unisys Corporation and two other cargo carriers, launched Cargo Portal Services, an Internet portal that allows customers to more easily book and manage shipments, which we anticipate will reduce transaction costs for both the Company and our customers. We also outsourced the cargo handling functions at all North American warehouses as well as our cargo call center and, as a result of a unique partnership between United and Delta Air Lines, Inc., were awarded a new, expanded mail-carriage contract from the U.S. Postal Service.

       Ted. In September 2003, we announced our plans to launch a low-fare operation, Ted, with an initial first-year fleet size of approximately 45 Airbus A320 aircraft, all of which will be redeployed from our current fleet. We expect Ted to operate at a lower cost than our mainline operation. Ted began flying customers in February 2004 with service from Denver to Reno, Las Vegas, Phoenix, New Orleans, Tampa Bay, Orlando, Ontario (California) and Fort Lauderdale, a new market not previously served by United from Denver. Beyond Denver-based service, Ted offers service between Las Vegas and both Los Angeles and San Francisco and between San Francisco and Phoenix. In April 2004, Ted will fly new service from Washington D.C. to Fort Lauderdale, and take on three existing Washington-based routes to Las Vegas, Tampa Bay and Orlando.

       Fuel.  Fuel is our second largest cost behind labor.  Our fuel costs and consumption for the years 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Gallons consumed (in millions)	2,202	2,458	2,861
Average price per gallon, including
tax and hedge impact	94.1¢	78.2¢	86.5¢
Cost (in millions)	$2,072	$1,921	$2,476

       The price and availability of jet fuel significantly affect our operations. For example, at 2003 fuel consumption levels, we estimate that every $0.01 change in the average annual price-per-gallon of jet fuel will impact our fuel costs by approximately $22 million (all other things being equal).  Due to the highly competitive nature of the airline industry, we may be unable to pass on to our customers any increased fuel costs that we may encounter.

        To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, we arrange to have fuel shipped on major pipelines and stored close to our major hub locations.  Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors make accurate predictions impossible, including geopolitical uncertainties in oil-producing nations. For example, hostilities and political turmoil in Iraq or other oil-producing nations could lead to disruptions in oil production and/or to substantially increased oil prices.

        In the fourth quarter, we entered into a jet fuel supply agreement with Morgan Stanley Capital Group Inc. that provides for the supply of jet fuel and the maintenance of jet fuel inventories at specified airport locations. We expect that this arrangement will allow us to meet our jet fuel needs, while reducing our working capital requirements for fuel.

        Insurance.  We carry hull and liability insurance of a type customary in the air transportation industry, in amounts which we deem adequate, covering passenger liability, public liability and damage to our aircraft and other physical property.  Since the September 11, 2001 terrorist attacks, our premiums have increased significantly.

        Additionally, after September 11, 2001 commercial insurers cancelled our liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar perils), but we obtained replacement coverage through the federal government.  The Homeland Security Act, which became effective in February 2003, mandated the Federal Aviation Administration ("FAA") to provide third-party, passenger and hull war-risk insurance to commercial air carriers through August 31, 2003, and permitted such coverage to be extended to December 31, 2003. The Emergency Wartime Supplemental Appropriations Act, signed into law on April 16, 2003, extends this war-risk insurance coverage to commercial air carriers through August 31, 2004, and permits such coverage to be extended until December 31, 2004, if the federal government determines such an extension is in the national interest.  We are unable to predict whether the government will extend this insurance coverage past August 31, 2004. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate insurance, our business would be materially affected.

        Also, we maintain other types of insurance such as property and casualty, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry.  These premiums have also risen substantially since September 11, 2001 coupled with lower limits.

        Alliances.  We have entered into a number of bilateral and multilateral alliances with other airlines to provide our customers more choices and to participate in markets worldwide that we do not serve directly.  These collaborative marketing arrangements typically include one or more of the following features: joint frequent flyer participation; code sharing of flight operations (whereby one carrier's flights can be marketed under the two-letter airline designator code of another carrier); coordination of reservations, baggage handling and flight schedules; and other resource-sharing activities.

        The most significant of these is the Star Alliance™, a global integrated airline network co-founded by United in 1997.  As of December 31, 2003, Star Alliance carriers served approximately 700 destinations in approximately 128 countries with over 10,791 daily flights.  Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group (which includes Austrian Airlines, Lauda Air and Austrian Arrows, formerly Tyrolean), bmi, LOT Polish Airlines, Lufthansa, Mexicana, SAS, Singapore Airways, Spanair, Thai International Airways, and Varig.  Mexicana will leave the Star Alliance as of March 31, 2004 and we will cease our code share agreement with them as of April 1, 2004.

        We have a marketing partnership with US Airways involving joint frequent flyer participation, joint lounge access and code sharing on certain flights. We currently code share on selected flights and expect to complete the implementation of the code sharing element of the partnership by April 2004. In May 2003, the Chief Executive Board of Star Alliance approved the application of US Airways to join the Star Alliance. It is expected that US Airways will join the Star Alliance in 2004.

        We have also formed independent marketing agreements with other air carriers, including Air China, Air Dolomiti, Air Nippon, Aloha, BWIA West Indies Airways, Continental Connection (operated by Gulfstream), Fair Inc., dba "ANA Connection," Great Lakes Airlines (a regional carrier), and Virgin Blue.  We continually evaluate the need for relationships with these and other carriers and from time to time expect to change our independent marketing partners as conditions warrant.

        In addition, we operate the United Express® marketing program in North America, under which independent regional carriers serve small and medium-sized cities and link them to our mainline network. For more information on United Express, see "United Express Contracts" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2(i), "Summary of Significant Accounting Policies - United Express" in the Notes to Consolidated Financial Statements.

        Mileage Plus and Other Loyalty Programs.  Our Mileage Plus frequent flyer program encourages customer loyalty by offering awards and services to frequent travelers.  There are more than 40 million members enrolled in Mileage Plus who earn mileage credit for flights on United, United Express, the Star Alliance and certain other airlines that participate in the program.  Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers.  Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. For a detailed description of the treatment of Mileage Plus awards, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        UAL Loyalty Services, Inc. ("ULS"), a wholly owned subsidiary of UAL, operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com, and also owns and manages UAL's interests in various third-party e-commerce enterprises.  In addition, ULS owns and operates the Mileage Plus frequent flyer program and is responsible for certain aspects of the program, including member relationships, communications and account management, while United continues to be responsible for other aspects of the program, including the elite Premier, Premier Executive and Premier Executive 1K programs, as well as the air travel accrual and award aspects of the program.  United also retains responsibility for managing relationships with Mileage Plus' airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs. ULS also owns and operates certain other United-branded customer programs as well as the MyPoints.com online loyalty program, under which registered consumers earn points for goods and services purchased from participating vendors.

        Distribution Channels.  The majority of our airline inventory continues to be distributed through the traditional channels of travel agencies and global distribution systems. However, inventory distributed through the internet has increased significantly compared to 2002.

Industry Conditions

        Operating Environment.  The air travel business is subject to seasonal fluctuations.  Our operations can be adversely impacted by severe weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters.  More recently, however, the typical seasonal relationships have been distorted by the events of September 11, 2001, the SARS epidemic and the Iraq war.

        Competition.  The airline industry is highly competitive and volatile.  In domestic markets, new and existing carriers are free to initiate service on any route.  Our domestic competitors are primarily the other U.S. airlines, a number of who are low-fare carriers which have cost structures lower than ours.

        In our international service, we compete not only with U.S. airlines, but also with foreign carriers.  Our competition on specified international routes is subject to varying degrees of governmental regulations. (See "Industry Regulation" below.) As the U.S. is the largest market for air travel worldwide, our ability to generate U.S. originating traffic from our integrated domestic route systems provides us with an advantage over non-U.S. carriers. Additionally, foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S. and we experience comparable restrictions in foreign countries.  In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments.  To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow the carriers to feed traffic to each other's flights.  See "Alliances" above.

Industry Regulation

        Domestic Regulation.

       General. All carriers engaged in air transportation in the U.S. are subject to regulation by the Department of Transportation ("DOT").  Among its responsibilities, the DOT has authority to issue certificates of public convenience and necessity for domestic air transportation (no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity), grant international route authorities, approve international code share agreements, regulate methods of competition and enforce certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability. We operate under certificates of public convenience and necessity issued by the DOT. These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

       Airlines are also regulated by the FAA, a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause us to incur substantial, unplanned expenses. We are also subject to inquiries by these and other U.S. and international regulatory bodies. We do not believe that any such existing inquiries will have a material effect on our business.

       The airline industry is also subject to various other federal, state and local laws and regulations. The Department of Justice has jurisdiction over airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act. Future regulatory and legal compliance developments in the U.S. and abroad could materially adversely affect operations and increase operating costs for the airline industry, including the Company.

       Airport Access. Access to landing and take-off rights, or "slots," at three major U.S. airports and certain foreign airports served by United are subject to government regulation. The FAA has designated John F. Kennedy International Airport and LaGuardia Airport in New York and Ronald Reagan Washington National Airport in Washington, D.C., as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Slot restrictions at O'Hare International Airport in Chicago were eliminated in July 2002 and are slated to be eliminated at Kennedy and LaGuardia by 2007. From time to time, the elimination of slot restrictions has impacted our operational performance and reliability. For example, at O'Hare where the elimination has led to increased traffic congestion resulting in operational delays for a number of airlines, including United.

        To address congestion concerns and delays at O'Hare, United and American Airlines reached an agreement with the FAA in January 2004 to reduce each of their flight schedules at O'Hare. Effective March 2004, we will reduce our flight schedule by 5 percent between the peak hours of 1:00 p.m. and 8:00 p.m. In addition to reducing flights, we also depeaked our schedule at O'Hare beginning in February 2004. We expect that these changes will improve the reliability of O'Hare flights without having a material effect on our financial results.

        Legislation. The Aviation and Transportation Security Act (the "Aviation Security Act"), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act makes the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"), which is a part of the Department of Homeland Security pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight (capped at $10.00 per round trip) which is collected by the air carriers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount the air carrier paid for screening passengers and property in 2000.

       On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act was signed into law. The legislation included approximately $3 billion of direct compensation for U.S. airlines. Of the total, $2.4 billion compensates air carriers for lost revenues and costs related to aviation security. Additionally, passenger and air carrier security fees were suspended from June 1 through September 30, 2003 and government-provided war-risk insurance was extended for one year to August 2004. For detailed information on the legislation's impact on United, see Note 3, "Special Charges - Government Compensation" in the Notes to Consolidated Financial Statements.

        International Regulation.

       General. International air transportation is subject to extensive government regulation. In connection with our international services, we are regulated by both the U.S. government and the governments of the foreign countries we serve. In addition, the availability of international routes to U.S. carriers is regulated by treaties and related aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

        Airport Access. Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and the foreign country involved. These agreements regulate the number of markets served, the number of carriers allowed to serve the market, and the frequency of their flights. Since the early 1990s, the U.S. has pursued a policy of "Open Skies" (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access to foreign markets.

        While a considerable number of foreign governments have agreed to Open Skies, several major airports remain subject to restrictive bilateral agreements. Among them are London Heathrow and Tokyo Narita, where we have significant operations. Further, our ability to serve some countries and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries.  Depending on the nature of the change, the value of our route authorities may be enhanced or diminished.

        The European Union ("EU") is taking an increasingly active role in regulating international aviation. In November 2002, the European Court of Justice issued a ruling that invalidated certain provisions of aviation agreements between the U.S. and the EU.  The EU member states subsequently granted the EU Commission a mandate to negotiate an air services agreement with the U.S. on their behalf. In granting the mandate, the EU member states made clear that the existing bilateral agreements would remain in force while negotiations between the U.S. and the EU continue.

        The European Commission continues its attempts to modify the existing regulation that governs slots at EU airports.  The EU Council of Transport Ministers, however, recently rejected the Commission's efforts to ban secondary slot trading. The EU Parliament must now consider the Council's position in the coming months. Separately, the Commission is expected to propose a comprehensive revision to the slot regulation in 2004.

        Environmental Regulations.  The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials.  Our industry is also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives.  It is our policy to comply with all environmental laws and regulations, which can require expenditures.  Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund") and similar environmental cleanup laws, waste generators, or owners or facility operators, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. We also conduct voluntary remediation actions. Such cleanup obligations arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. The costs associated with these activities are not expected to have a material adverse effect on our business.

       The Company, along with a number of other air carriers, entered into a voluntary agreement with the California Air Resources Board regarding the reduction of air emissions from ground support equipment used at airports in the South Coast Air Basin. Compliance with this agreement will require some expenditure of capital costs over a period of eight years.

        There is a dispute primarily among United, American Airlines, and Ogden Services (as well as Northwest Airlines and Delta) concerning the responsibility for payment of certain cleanup costs for groundwater and soil contamination near Terminals 8 and 9 at New York's Kennedy Airport.  The parties' views on proper allocation of the costs differ. This litigation, which was initiated in 2000 in the Supreme Court of the State of New York, is currently stayed because of our Chapter 11 filing.

        In accordance with a June 1999 order issued by the California Regional Water Quality Control Board ("CRWQCB"), United, along with most of the other tenants of the San Francisco International Airport, has been investigating potential environmental contamination at the airport and conducting remediation when needed.  Among these projects is an investigation and remediation project for solvent impacts to soil, bedrock, and groundwater at United's San Francisco Maintenance Center.  This project is being conducted in accordance with CRWQCB approvals.

        The U.S. Environmental Protection Agency and the State of California are seeking penalties and certain compliance program improvements from the Company for alleged non-compliance with hazardous waste generator requirements at our San Francisco Maintenance Center identified in 1999 and 2001.  We have been working with both governmental entities to resolve this matter.

        In addition to the matters discussed above, from time to time we become aware of potential non-compliance with environmental regulations, which have either been identified by the Company (through our internal environmental compliance auditing program) or through a governmental entity.  In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions of $100,000 or more.

        We do not expect these matters, individually or collectively, to have a material adverse effect on our business.

Employees

        As of December 31, 2003, the Company and its subsidiaries had approximately 63,000 active employees, of which approximately 78% are represented by various U.S. labor organizations.

        The employee groups, number of employees, labor organization and current contract status for each of United's collective bargaining groups, as of December 31, 2003, were as follows:

	Number of		Contract Open
Employee Group	Employees	Union	for Amendment
Pilots	6,909	ALPA	May 1, 2009
Flight Attendants	14,568	AFA	May 1, 2009
Mechanics & Related	7,187	AMFA	May 1, 2009
Public Contact/Ramp & Stores/Food Service
Employees/Security Officers/Maintenance
Instructors/Fleet Technical Instructors	20,192	IAM	May 1, 2009
Dispatchers	167	PAFCA	May 1, 2009
Meteorologists	18	TWU	May 1, 2009
Engineers	345	IFPTE	Negotiating Initial Contract

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

        For information on labor matters, see "Other Information - Labor Agreements" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2003, United's operating aircraft fleet totaled 532 jet aircraft, of which 252 were owned and 280 were leased.  These aircraft are listed below:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased	Total	Age (Years)

A319-100	120	33	22	55	4
A320-200	138	42	55	97	5
B737-300	120	10	82	92	15
B737-500	104	39	18	57	12
B747-400	347	20	13	33	9
B757-200	182	44	52	96	12
B767-200	168	10	0	10	21
B767-300	219	17	20	37	9
B777-200	288	37	18	55	5

Total Operating Fleet		252	280	532	10

        As of December 31, 2003, all 252 of the aircraft owned by us were encumbered under debt agreements. For additional information on accounting for these aircraft see Note 9, "Long-Term Debt" and Note 10, "Lease Obligations" in the Notes to Consolidated Financial Statements.

Ground Facilities

        We have entered into various leases relating to our use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities we serve.  Major leases expire at San Francisco in 2011 and 2013, Washington-Dulles in 2014, Chicago O'Hare in 2018, Los Angeles in 2021 and Denver in 2025. These leases are subject to assumption or rejection under the Chapter 11 process.

        We own a 93.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for our world headquarters, a computer facility and a training center.  We also own a flight training center, located in Denver, which can accommodate 36 flight simulators and more than 90 computer-based training stations.  We own a limited number of other properties, including a reservations facility and an office building in Denver and a crew hotel in Honolulu. All of these facilities are mortgaged.

        Our Maintenance Operation Center at San Francisco International Airport occupies 130 acres of land, 2.9 million square feet of floor space and 9 aircraft hangar bays under a lease expiring in 2013. During 2003, we closed maintenance facilities in Indianapolis and Oakland.

        Our off-airport leased properties have included a number of ticketing, sales and general office space in the downtown and outlying areas of most of the larger cities within the United system. As part of our restructuring and cost containment efforts, we have closed, terminated or rejected all of our city ticket office leases. We continue to lease and operate a number of administrative, reservations, sales and other support facilities worldwide.

ITEM 3.  LEGAL PROCEEDINGS.

In re: UAL Corporation, et. al.

         As discussed above, on the Petition Date, UAL, the Company and 26 other direct and indirect wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The Chapter 11 Cases are being jointly administered under the caption "In re UAL Corporation, et al., Case No. 02-B-48191."  As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  As of the Petition Date, virtually all pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us.  In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court.  At this time, it is not possible to predict the outcome of the Chapter 11 process or its effect on our business.

Hall d.b.a. Travel Specialists v. United

        Six travel agencies filed an antitrust class action suit against United and other air carriers in federal court in North Carolina following the reduction by the air carrier defendants of commission rates payable to travel agents in 1997, 1998, 2001 and 2002 in alleged violation of the Sherman Act. The agencies asked for the matter to be treated as a class action and sought treble damages for lost commissions and other injunctive relief. The total amount claimed, assuming liability, is approximately $13 billion. United's share of this amount was not separately alleged by plaintiffs. Upon UAL's Chapter 11 filing, this case was stayed as against United. On October 30, 2003, the trial court entered judgment on behalf of the carrier defendants and dismissed all of the plaintiffs' claims. That decision is currently on appeal.

        In addition to the Hall case, United has been named in several other cases filed in the U.S. and Canada, involving commission rates payable to travel agencies. These cases are in their early stages. We do not expect the outcome of Hall and the related cases to have any material effect upon United's consolidated financial position or results of operations.

Litigation Associated with September 11 Terrorism

        Approximately 130 lawsuits against United are pending in the U.S. District Court for the Southern District of New York related to the September 11, 2001 terrorist attacks.  The suits allege a variety of liability, including wrongful death, injury or property damage, and claim that United and others breached their duty of care to the passengers and to the ground victims.  Identical actions have also been filed against American and other defendants.  Under federal law, United's liability on such claims will be limited to the amount of United's insurance coverage.  In addition, approximately 98% of families of the victims of the September 11 terrorist attacks have opted to seek relief from a forum created under federal law to provide an alternative to litigation and as a consequence will not be seeking compensation from United. United has stipulated that the automatic stay under the U.S. Bankruptcy Code applicable to the lawsuits filed against United will be modified for these claims.

        See also "Industry Regulation - Environmental Regulations" above and Note 13, "Commitments, Contingent Liabilities and Uncertainties - Legal and Environmental Contingencies" in the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders of the Company during 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        United Air Lines, Inc. is a wholly owned subsidiary of UAL Corporation and there is no market for United's common stock.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS.

(In Millions, Except Rates)	Year Ended December 31
	2003	2002	2001	2000	1999
Income Statement Data:
Operating revenues	$ 13,398	$ 13,916	$ 16,087	$ 19,331	$ 17,967
Earnings (loss) before extraordinary item
and cumulative effect	(3,085)	(3,327)	(2,113)	267	1,207
Net earnings (loss)	(3,085)	(3,327)	(2,110)	52	1,204

Other Information:
Total assets at year-end	$ 21,185	$ 23,129	$ 25,746	$ 25,069	$ 21,543
Long-term debt and capital lease
obligations, including current portion	852	700	10,233	7,594	5,455
Liabilities subject to compromise	14,084	13,975	-	-	-

Revenue passengers	66	69	75	85	87
Revenue passenger miles	104,464	109,460	116,635	126,933	125,465
Available seat miles	136,630	148,827	164,849	175,485	176,686
Passenger load factor	76.5%	73.5%	70.8%	72.3%	71.0%
Breakeven passenger load factor	87.6%	92.3%	90.1%	69.4%	64.9%
Passenger revenue per passenger mile	10.6¢	10.8¢	11.7¢	13.3¢	12.5¢
Operating revenue per available seat mile	9.4¢	9.4¢	9.8¢	11.0¢	10.2¢
Operating expense per available seat mile	10.5¢	11.4¢	12.0¢	10.6¢	9.4¢
Fuel gallons consumed	2,202	2,458	2,861	3,101	3,065
Average price per gallon of jet
fuel, including tax	94.1¢	78.2¢	86.5¢	81.0¢	57.9¢

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The airline industry is a highly competitive, capital- and labor-intensive industry. In 1994, UAL created the largest employee-owned company in the U.S., primarily as a means to reduce labor costs. As a result, for the initial six-year period of the Employee Stock Ownership Plan ("ESOP"), we experienced costs that were significantly below the industry average. However, once the union contracts that were negotiated as part of the ESOP arrangement became amendable in 2000, the renegotiated labor contracts provided United employees with industry-leading wages and as a result, our cost structure went from industry competitive to uncompetitive.

        Additionally, beginning in early 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior. The terrorist attacks of 2001 and their direct impact on the airline industry further reduced our chances of successfully weathering the downturn in the economy. Throughout 2002, we continued to suffer from the weakened revenue environment resulting from the events of September 11 and the flagging U.S. economy, combined with uncompetitive labor contracts. Industry revenues remained below 1995 levels and negative media coverage of our financial situation caused United's unit revenue to under-perform the industry. Consequently, passenger revenues declined from $16.9 billion in 2000 to $11.9 billion in 2002.

        While we made efforts to bring costs into line with the reduced revenue environment, including delaying or canceling capital investments, retiring aircraft, reducing schedules, closing stations and reservations centers, eliminating travel agency commissions and furloughing employees, we were unable to stop burning cash. Because we were unable to obtain any meaningful out-of-court financing in the public or private capital markets, we applied to the Air Transportation Stabilization Board ("ATSB") for a $1.8 billion federal loan guarantee. However, on December 4, 2002, the ATSB decided not to approve our application. As a result, on December 9, 2002 ("Petition Date"), UAL, United and 26 of its direct and indirect subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 cases, see "Bankruptcy Proceedings" below and Note 1, "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        When we filed for Chapter 11 reorganization, we had an uncompetitive cost structure, over-leveraged balance sheet, cumbersome corporate governance structure, excess fleet capacity, and limited flexibility to meet changing market demands.  To address these challenges, in 2003 we significantly reduced costs; gained the flexibility to expand our portfolio of products to meet market demands; and created a more streamlined and effective corporate governance structure.

        Restructuring for lower costs and greater flexibility. Using the tools available through Chapter 11 and by implementing internal processes for improvement, we have significantly reduced costs and improved cash flow in a variety of ways:

        Labor costs - We consensually negotiated new six-year contracts with our unions which combined with wage and benefit reductions for salaried and management employees resulted in average annual savings of $2.5 billion (as compared to the previous contracts) by 2005. Changes in work rules and scope have helped us achieve greater flexibility to offer competitive products to meet market demand.

        Productivity and Efficiency - We created an internal organization called the Business Transformation Office to initiate and implement profit improvements through increased productivity, strategic sourcing, marketing alliances, distribution changes and other initiatives. During 2003, we achieved $1.2 billion of profit improvements and anticipate being able to achieve our goal of $1.4 billion in profit improvements in 2004.

        Fleet cost and composition - We are using the Chapter 11 process to significantly reduce aircraft ownership costs, while bringing the airline's capacity and fleet composition into better alignment with current market demand.

        In total, the restructuring process is expected to generate approximately $5 billion in annual cash savings by 2005 as compared to our pre-bankruptcy projections, resulting in a transformed cost structure that we expect will make us cost competitive with other network carriers.

        Improving revenue performance. We improved our revenue performance in 2003, achieving a 10% improvement in unit revenue for the fourth quarter compared to fourth quarter 2002, outperforming the industry. The improvement was driven by aggressive marketing and sales activities, enhanced inventory management and route and capacity adjustments.

        Improving corporate governance. Over the past year, UAL's governance structure has been streamlined and we strengthened management accountability. The ESOP termination in 2003 eliminated the existing complex governance structure and returned us to a more typical structure, focused on maintaining a balance between management, employees and all other stakeholders and providing us the flexibility to meet business demands.

Bankruptcy Considerations

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth a revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. Although we are working towards emerging from Chapter 11 in the first half of 2004, that timing is dependent on, among other things, the timely and successful confirmation and implementation of a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that the plan will be implemented successfully.

        We are currently operating under an "exclusive period" which expires April 7, 2004, during which we are the only party permitted to file a plan of reorganization. We believe the additional time will ensure that our plan of reorganization reflects the actual outcome of issues critical to our restructuring, including our pending application for a federal loan guarantee from the Air Transportation Stabilization Board ("ATSB"), pension obligations, proposed changes to retiree medical benefits, Section 1110 aircraft restructuring efforts, municipal bond obligations, United Express contracts and the claims resolution process.

        Federal Loan Guarantee. In December 2003, we submitted an updated application for a federal loan guarantee from the ATSB after receiving conditional commitments from J.P. Morgan Chase Bank and Citicorp USA, Inc., for $2 billion in exit financing. Based on our future liquidity needs, we believe this is the amount needed to run our operations at an optimum level, by attaining and maintaining a level of liquidity comparable to that of the rest of the industry to effectively compete in today's marketplace. Without an ATSB loan guarantee, we might be unable to obtain optimal or even sufficient funding to meet our future liquidity needs and reorganize successfully. As of the date of this filing, the ATSB has not yet decided on our application. See "Capital Resources" below for further details.

        Pension Obligations. The combination of 45-year low interest rates and volatile stock market returns have caused many U.S. pension funds, including ours, to become underfunded. As a result, we would expect to make cash contributions to the qualified defined benefit pension plan trusts in future years. In addition, government funding requirements obligate us to pay, on a going-forward basis, a special funding surcharge, referred to as a "deficit reduction contribution" ("DRC"), that is generally imposed when a pension plan's funding status drops below 90%. This would require us to make significant accelerated contributions to our pension plans over the next few years. As described below in "Liquidity and Capital Resources," we currently estimate that we could be required to contribute approximately $4.1 billion to the qualified defined benefit pension plan trusts by the end of 2008. As part of our bankruptcy reorganization, we must address the underfunded status of United's U.S. pension plans. We are working in several areas to address this issue. On October 10, 2003, we filed with the IRS multiple applications for pension funding waivers for all of our U.S. qualified defined benefit pension plans. The waiver applications must be approved by the IRS and such approval, if granted, is expected to take six to eight months. If approved, the waivers would allow us to smooth out the required contributions over a five-year period.

        In addition, we continue to work closely with other airlines, airline unions and the AFL-CIO in support of a pension reform proposal that would allow companies affected by the DRC requirements to defer certain accelerated pension funding contributions and smooth out minimum funding requirements over a longer period of time than provided by the current law. In January 2004, the U.S. Senate passed legislation that would require United and other companies to meet pension obligations, but over a longer period of time. At the same time, this legislation adopts a corporate bond rate for calculating pension liabilities for 2004 and 2005 used to determine minimum funding requirements. This legislation must now be reconciled with a version passed by the U.S. House of Representatives before it is sent to the President for his signature. There is no guarantee that this legislation will be enacted into law. In the event that these steps are not successful or are insufficient to address the funding issues in planning for exit from bankruptcy, we may need to take additional measures designed to help stabilize United's financial condition.

        Retiree Medical Benefits. As part of the Chapter 11 process, we are also seeking modifications under Section 1114 of the Bankruptcy Code to the medical benefits we currently provide to our 35,000 retired employees. We plan to propose modifications which would make the medical benefit plan and contributions of those who retired before July 1, 2003 comparable to the medical benefit plan and contributions now provided to employees who retire after that date. While we plan to negotiate with our retiree representatives for consensual modifications, there can be no assurance that we can achieve such agreements. If we do not reach consensual agreements, we will seek court approval of such modifications. There can be no assurance that the Bankruptcy Court will approve such modifications.

        Section 1110 Aircraft Restructuring. Under Section 1110 of the Bankruptcy Code we have negotiated with lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates. To date, we have reached agreements in principle with respect to a substantial majority of our financed aircraft. There can be no assurance, however, that those tentative arrangements will be successfully converted to final contracts. To the extent we are unable to finalize these agreements, there can be no assurance that we will be able to reach new agreements at comparable economics or that financiers will not repossess aircraft. Either of these outcomes, although unlikely, could have a material adverse affect on our financial and operational performance.

        In accordance with Section 1110 of the Bankruptcy Code, we have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, we have converted many longer-term deals into short-term operating leases. Through this process, we expect to achieve cash savings of approximately $900 million annually over the next five years. (See Note 1, "Voluntary Reorganization Under Chapter 11" of the Notes to Consolidated Financial Statements for details on Section 1110 of the Bankruptcy Code.)

        Municipal Bond Obligations.   At December 31, 2003, we had approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") outstanding that were issued on behalf of United to build or improve airport-related facilities. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of the airport-related projects. In connection with the financing agreements entered into by United with the issuance of these bonds, we are required to make payments in amounts sufficient to cover the interest semi-annually, with principal payable upon maturity.

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

        United Express Contracts.During 2003, we reached new cost-competitive agreements with several of our United Express carriers, including Air Wisconsin, Mesa Air Group, SkyWest and Trans States, to operate select portions of our United Express service.

        Despite our efforts to negotiate a similar cost-competitive agreement with Atlantic Coast Airlines, Inc. ("ACA"), we have been unable to do so. Although our existing agreement with ACA (currently our largest United Express carrier) is effective until 2010, ACA announced on July 28, 2003, that it intends to establish a new, independent low-fare airline based at Washington Dulles International Airport.

        It is therefore unlikely that a new cost-competitive agreement with ACA can be achieved. However, we remain committed to providing our Washington-based, and Washington-connecting customers with the kind of regional schedule convenience they enjoy today. In this regard, we are currently working, among other things, to finalize arrangements for replacement service at Dulles provided by certain current United Express carriers and another carrier to ensure we maintain our current passenger capacity without ACA, if we conclude to reject our current agreement with ACA. Also, in January 2004, we reached an agreement with the Metropolitan Washington Airport Authority to permit an expansion plan for a new United Express facility at Dulles. The expansion plan is expected to provide our customers with convenient connections and a seamless travel experience overall. However, failure to achieve a cost-competitive alternative to our current ACA agreement could have an adverse impact on our future financial and operational results.

        Claims Resolution Process. As permitted under the bankruptcy process, our creditors have filed proofs of claim with the Bankruptcy Court. The total amount of such claims filed far exceeds our estimate of ultimate liability. We believe that many of these claims are invalid because they are duplicative, are based upon contingencies which have not occurred, have been amended or superseded by later filed claims, or are otherwise overstated. Differences in amount between claims filed by creditors and liabilities shown in our records are being investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further reductions to the claims register will enable us to determine with more precision the likely range of creditor distributions under a proposed plan of reorganization. At this time, the ultimate number and allowed amount of such claims cannot be determined.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely affected by winter weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, financial results are better in the second and third quarters. The events of September 11 and the downturn in the U.S economy distorted the normal seasonal relationships in 2001 and 2002. Further weak economic conditions, as well as the U.S war with Iraq and the outbreak of the SARS epidemic, continued to distort these relationships in 2003.

        For the past several years, we have experienced greater fluctuations in unit revenue than the rest of the industry. Beginning in early 2001, the weakening U.S. economy had a significant impact on the airline industry as corporations reduced their business travel budgets and changed their travel behavior. Thus, the industry experienced significant declines in revenue during the first six months of 2001, particularly in U.S. markets. United's domestic passenger revenue was down $728 million (12%) in the first six months of 2001 compared to the same period in 2000, partially driven from a 4% domestic capacity reduction and a 15% decline in business revenues. Domestic unit revenue was down 8% from 2000. Domestic business revenue was down $631 million (15%) in the first six months of 2001, driven by a 13% decline in volume and a 2% decline in yield. During this period, approximately 65% to 75% of United's domestic revenues were derived from business travelers, which resulted in United being disproportionately affected by the industry-wide decline in business travel, as compared to competitors who rely less heavily on business travelers.

       The terrorist attacks of September 11, 2001 had a significant and immediate negative impact on passenger and cargo demand for air travel. In a direct response to the adverse impact on air travel, we reduced our capacity by 23% and began the process of furloughing 20,000 employees and changing the size and composition of our fleet. United's decline in unit revenue exceeded that of the industry overall in the wake of the September 11 terrorist attacks. In early 2002, our year-over-year unit revenues began improving each month, rising from a 14% decline in January to a 4% decline in May. However, these gains stalled during 2002's third and fourth quarters as demand continued to be weak and yields declined, particularly as we began discussing the possibility of filing for bankruptcy protection. Industry revenues continued to remain below 1995 levels and, as is typical with a company in bankruptcy, our revenue performance lagged that of our peers following the Chapter 11 filings in December of 2002. United's unit revenue for 2002 decreased 4% from the prior year and yields declined 8% year over year.

        This under-performance in revenues accelerated in the first quarter of 2003. Overall weak demand for air travel, lingering customer concerns about our financial stability, the outbreak of war in Iraq and aggressive fare competition with low-cost competitors contributed to a 9% drop in passenger unit revenue in the first quarter of 2003 as compared to the same period of 2002.

        These factors continued into the second quarter of 2003, and were exacerbated by the outbreak of the SARS epidemic, particularly given our focus on Trans- and Intra-Pacific traffic. Therefore, we reduced our April schedule by 8% and our May schedule by another 4%, compared to what we had previously planned, with reductions concentrated in the Pacific and Atlantic regions. Simultaneously, we instituted a number of pricing and inventory actions to maximize yield in this environment of reduced capacity. As concerns over the Iraq war and SARS abated, we introduced initiatives to improve our value to our core market of business customers, such as a "Fly Three, Fly Free" promotion in which passengers who buy three tickets get a fourth ticket free (plus applicable taxes and fees). As a result of these actions, we began to see positive trends in May and June, and passenger unit revenues went from a 17% year-over-year decline in April to a modest year-over-year improvement in June. Overall, we experienced a 4% decrease in passenger unit revenue in the second quarter of 2003 versus the same period of 2002. By comparison, unit revenue for the industry was flat quarter over quarter.

        As we approached the third quarter of 2003, advance bookings indicated that summer demand would be strong and industry capacity would fall short of this demand. To capitalize on this situation, we took additional actions to ensure we would capture a revenue premium. We also reviewed and restructured many of our business fares to increase revenue by stimulating traffic and we continued our aggressive marketing campaign to reengage leisure customers by introducing additional promotions such as "Go, Go, Stay." As a result, passenger unit revenues increased by as much as 15% in August of 2003, with a year-over-year increase of 12% for the third quarter, as compared to an industry average increase of 7%. We continued to see strong unit revenue growth in the fourth quarter of 2003, with unit revenues increasing 10% over the fourth quarter of 2002, compared to an industry average increase of only 6% for the same period.

        United's loss from operations was $(1.6) billion in 2003, compared to $(3.0) billion in 2002. United's net loss for 2003 was $(3.1) billion, compared to $(3.3) billion in 2002.

        The 2003 results include special charges of $178 million in operating expense (including curtailment charges) and $251 million in non-operating expense. Additionally, non-operating income (expense) includes $300 million in government compensation and $78 million in gains from the sale of investments, as well as $1.2 billion in reorganization expenses related to our bankruptcy filing.

        The 2002 results include a total of $67 million in special charges in operating expense. Additionally, non-operating income (expense) includes $130 million in government compensation and $46 million in gains from the sale of investments, as well as $10 million in reorganization costs.

        Each of the above items are described more fully in Note 1, "Voluntary Reorganization Under Chapter 11," Note 3, "Special Charges," and Note 7 "Investments" in the Notes to Consolidated Financial Statements.

        During the third quarter of 2003, we began recording revenues and expenses related to certain United Express carriers at gross, rather than net. See Note 2(i), "Summary of Significant Accounting Policies - United Express" in the Notes to Consolidated Financial Statements.

2003 Compared with 2002 -

        Operating Revenues. Operating revenues decreased $518 million (4%) and United's revenue per available seat mile (unit revenue) excluding regional affiliates increased 1% from 9.35 cents to 9.43 cents. Passenger revenues decreased $738 million (6%) due to a 5% decrease in revenue passenger miles and a 2% decrease in yield. United's available seat miles across the system decreased 8% from 2002; however, passenger load factor increased 3.0 points to 76.5%. The following analysis by market is based on information reported to the DOT:

2003	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 11,134	$ 7,662	$ 1,655	$ 1,459	$ 358

Increase (Decrease) from 2002:
Passenger revenues (in millions)	(738)	(312)	(302)	(72)	(52)
Percent	(6%)	(4%)	(15%)	(5%)	(13%)

Available seat miles (capacity)	(8%)	(6%)	(13%)	(10%)	(18%)
Passenger load factor	3.0 pts	4.1 pts	(1.6) pts	1.8 pts	8.6 pts
Revenue passenger miles (traffic)	(5%)	-	(14%)	(8%)	(7%)
Revenue per revenue passenger mile (yield)	(2%)	(4%)	(1%)	(1%)	(6%)

        Cargo revenues decreased $43 million (6%) as a 17% decrease in cargo ton miles was offset by a 13% increase in cargo yield. Other operating revenues decreased $245 million (18%) primarily due to a $209 million decrease in fuel sales to third parties.

        Operating Expenses. Operating expenses decreased $1.9 billion (11%) and United's cost per available seat mile (unit cost) decreased 7.5% from 11.37 cents to 10.52 cents. Salaries and related costs decreased $1.7 billion (25%) primarily as the result of lower capacity and new labor agreements for all employee groups which both lowered wage and benefit levels and enabled significant enhanced productivity levels. The 2003 amount also includes a one-time benefit of $102 million for the reversal of a contractual payment to certain employees and changes in vacation accruals as a result of new lower pay rates for all union groups. Aircraft fuel increased $151 million (8%) as a 10% decrease in consumption was more than offset by a 20% increase in the average cost of fuel. Aircraft rent decreased $240 million (28%) due to the restructuring and rejections of aircraft financings under Section 1110. Commissions decreased $131 million (30%) primarily due to a decrease in commissionable revenues. Cost of sales decreased $231 million (19%) primarily due to lower fuel sales to third parties. Other operating expenses decreased $278 million (18%) due to volume-driven decreases in crew layover expenses and food and beverage costs.

        Other income (expense). Other non-operating expense amounted to $421 million in 2003 compared to $481 million in 2002, excluding special charges, reorganization items, gains on sales and government compensation. Interest expense decreased $59 million (10%) as we have discontinued recording interest expense on all unsecured pre-petition debt. Interest capitalized decreased $22 million (88%) as we discontinued capitalizing interest on advance payments for aircraft while we are in discussions with the aircraft manufacturers regarding the status of future deliveries.

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

2002	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 11,872	$ 7,974	$ 1,957	$ 1,531	$ 410

Increase (Decrease) from 2001:
Passenger revenues (in millions)	(1,916)	(1,427)	(152)	(168)	(169)
Percent	(14%)	(15%)	(7%)	(10%)	(29%)

Available seat miles (capacity)	(10%)	(7%)	(15%)	(15%)	(16%)
Passenger load factor	2.7 pts	1.3 pts	8.6 pts	4.0 pts	(3.0) pts
Revenue passenger miles (traffic)	(6%)	(5%)	(4%)	(10%)	(19%)
Revenue per revenue passenger mile (yield)	(8%)	(11%)	(3%)	-	(13%)

        Cargo revenues decreased $31 million (4%) due primarily to a 5% decrease in cargo ton miles, as cargo yields remained flat year over year. Other operating revenues decreased $224 million (14%) primarily due to the transfer of revenues from the sale of Mileage Plus miles to ULS as well as a decrease in fuel sales to third parties.

        Operating Expenses. Operating expenses decreased $1.7 billion (9%) and United's cost per available seat mile (unit cost) increased 0.8% from 11.24 cents to 11.33 cents, excluding special charges. Aircraft fuel decreased $555 million (22%) on a 14% decrease in consumption and a 10% decrease in fuel price. Purchased services decreased $332 million (19%) primarily as a result of volume-driven decreases in GDS (global distribution systems) and credit card discount fees. Aircraft maintenance decreased $141 million (20%) due to retirements of older aircraft and a decrease in engine and aircraft repair volumes as a result of reduced flying. Commissions decreased $291 million (40%) as United discontinued paying base commissions on all tickets purchased in the U.S. and Canada, effective March 20, 2002, as well as a decrease in commissionable revenues. Other operating expenses decreased $177 million (10%) due to decreases in crew layover expenses and volume-driven food and beverage costs, offset by increases in hull and liability insurance of approximately $100 million.

        Other income (expense). Other non-operating expense amounted to $481 million in 2002 compared to $443 million in 2001, excluding special charges, reorganization items, gains on sales and government compensation. Interest expense increased $61 million (11%) due to new debt issuances and increased borrowing rates. Interest capitalized decreased $54 million (68%) primarily as a result of lower advance payments outstanding towards future aircraft purchases. Interest income increased $18 million (19%) due primarily from interest earned from ULS in 2002. Miscellaneous, net decreased $64 million (77%) primarily as a result of lower reserve requirements for legal and environmental costs.

Liquidity and Capital Resources

         The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 process. Those proceedings involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors' Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

        Generally, under the Bankruptcy Code, most of a debtor's liabilities must be satisfied in full before the debtor's stockholders can receive any distribution on account of such shares. The rights and claims of our various creditors and security holders will be determined by the confirmed plan of reorganization.  Further, it is also likely that pre-petition unsecured claims against the Company will be substantially impaired in connection with our reorganization. At this time we can make no prediction concerning how each of these claims will be valued in the bankruptcy proceedings. We believe that UAL's presently outstanding equity securities will have no value and it is expected that those securities will be canceled under any plan of reorganization that we propose. For this reason, we urge that caution be exercised with respect to existing and future claims or investments in any UAL security.

        Liquidity. United's total of cash, cash equivalents and short-term investments, including restricted cash, was $1.9 billion at December 31, 2003, compared to $1.6 billion at December 31, 2002.

        As of December 31, 2003, we had $657 million in restricted cash. This primarily represents security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales. Prior to 2002, we met many of these obligations through surety bonds or a secured letter of credit facility; however, such facilities are currently largely unavailable to us. As a result, we may be required to post additional cash collateral to support such obligations in the future.

        Operating Activities. For the year ended December 31, 2003, we generated cash flow from operations of $744 million, a significant improvement over the prior periods, when our operations used $1.4 billion in 2002 and $226 million in 2001. During 2003, we received $365 million from the Internal Revenue Service after resolving certain income tax refund claims. We also received a total of $314 million in government compensation under the Emergency Wartime Supplemental Appropriations Act of 2003. Excluding these amounts, our cash flow from operations was $65 million, an improvement of $1.5 billion from 2002, reflecting the impact of significant cost reductions achieved through the restructuring process. The 2002 period included the payment of $290 million in federal transportation taxes that had been deferred after the September 11 terrorist attacks, as well as the receipt of $580 million in net income tax refunds and $130 million in government compensation.

        We contributed $6 million to our defined benefit pension plan trusts for U.S. based employees in 2003, but made no cash contributions in 2001 or 2002. Instead, we met our minimum required contribution by using a portion of our credit balance (the cumulative difference between the prior year's minimum required contributions and actual contributions).

        In the absence of any additional pension funding relief, we expect substantial contributions to be required in the future. We estimate, based on current market conditions and benefit plans, that we could be required to contribute approximately $4.1 billion to our domestic qualified defined benefit pension plan trusts by the end of 2008. We also sponsor certain nonqualified pension plans that restore benefits that cannot be paid from the qualified pension plan due to Internal Revenue Code restrictions. Benefit payments for these plans are expected to be approximately $60 to $70 million per year. However, future funding requirements depend upon factors such as interest rates, funded status, regulatory requirements and the level and timing of asset returns. Significant future changes to the Company's demographic mix or pension plans could also impact future funding requirements. Additionally, as described in "Bankruptcy Proceedings - Pension Obligations", we have filed pension funding waivers with the IRS, which could potentially allow us to reschedule our contributions and are working in support of legislation that could also impact our required contributions. As a result, actual future funding requirements may differ materially.

        Investing Activities. Cash flows from investing activities were $243 million in 2003 compared to cash flows of $348 million in 2002 and cash utilized in investing activities of $1.8 billion in 2001. The change from 2001 to 2002 and 2003 primarily reflects fewer aircraft deliveries in 2002 and 2003, as we restructured our aircraft delivery program to defer such deliveries to later dates and acquired most of the remaining aircraft through vendor-financed purchases. During 2003, we acquired one B757 aircraft off lease, sold two B747 aircraft and rejected one B757, five B777, one A320, nine B747 and nine B737 aircraft under Section 1110 of the Bankruptcy Code. In addition, eight B767 aircraft were transferred to non-operating status.

        Additionally, during 2003, we received $65 million from the sale of our investments in Orbitz and in 2002 and 2001, we received $137 million and $259 million, respectively, related to the sale of our investments in Galileo and Cendant.

         At December 31, 2003, future commitments for the purchase of property and equipment, principally aircraft, approximated $1.5 billion, after deducting advance payments. Our current commitments would require the payment of an estimated $0.1 billion in 2004, $0.4 billion in each of 2005 and 2006, $0.5 billion in 2007 and $0.1 billion in 2008 and thereafter for the purchase of A319, A320 and B777 aircraft. However, since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries and it is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. The disposition of advance payments to the manufacturers of $161 million is also subject to the ultimate outcome of these discussions.

        Financing Activities. Cash flows used in financing activities were $357 million in 2003, compared to cash flows provided by financing activities of $260 million in 2002 and $2.1 billion in 2001. During 2003, we made principal payments under debt and capital lease obligations of $257 million and $270 million, respectively. These amounts represent payments made under Section 1110 elections for aircraft obligations currently classified as liabilities subject to compromise.

        During 2003, the sale of two B747 aircraft and certain equity investments enabled us to pay down a portion of the DIP Financing, allowing for additional amounts to be drawn during the year. This activity resulted in a net reduction to our obligations under the DIP Financing of $37 million.

        At December 31, 2003, we had a total of $663 million outstanding under the DIP Financing, consisting of $300 million under the Bank One Facility and $363 under the Club Facility. We are required to make monthly payments of $60 million under the Bank One Facility beginning in March 2004, with the final installment due July 2004. The outstanding balance under the Club Facility is due July 1, 2004.

        Capital Commitments.Our business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. We have, in the past, funded the acquisition of aircraft through outright purchase, by issuing debt, entering into capital or operating leases, or through vendor financings. Similarly, we often enter into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other such facilities. As can be seen in the table below, these operating lease commitments (which are sometimes referred to as "off-balance sheet debt") are significant.

        Following is a summary of our material contractual cash obligations as of December 31, 2003:

(In billions)	Less than	Years	Years	After
	one year	2 and 3	4 and 5	5 years	Total
Long-term debt	$ 0.7	$ -	$ -	$ -	$ 0.7
Long-term debt included in liabilities
subject to compromise	0.1	0.2	0.3	1.4	2.0
Capital lease obligations	0.3	0.5	0.5	0.2	1.5
Operating leases	1.2	2.5	2.2	8.3	14.2
Pension obligations - qualified plans	1.1	2.4	0.6	nm	4.1
Pension obligations - nonqualified plans	0.1	0.1	0.2	nm	0.4
Postretirement obligations	0.2	0.5	0.5	nm	1.2
Capital spending commitments	0.1	0.8	0.6	-	1.5
Total contractual cash obligations	$ 3.8	$ 7.0	$ 4.9	$ 9.9	$ 25.6

        Although we are not generally permitted to make any payments on pre-petition debt as a result of the bankruptcy filing, we have reached agreements with certain aircraft financiers under Section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to continue to make payments on certain aircraft debt and lease obligations. The amounts included in the above table represent only those obligations for which we have finalized an agreement; however, these numbers are still subject to change until such time as the plan of reorganization is approved and we emerge from bankruptcy. In addition, we may still assume, assume and assign or reject certain executory contracts and unexpired leases pursuant to the Bankruptcy Code. As a result, we anticipate that other lease obligations as currently identified in the above table will continue to change as well.

        The pension and postretirement cash obligations as of December 31, 2003 do not assume any changes to required contributions based on either waivers obtained from the government to spread the minimum cash contributions for pensions over a longer period or other changes enacted by the government or the Bankruptcy Court. See "Bankruptcy Proceedings - Pension Obligations" and "Retiree Medical Benefits."

        See Note 9, "Long-Term Debt," Note 10, "Lease Obligations," Note 12, "Retirement and Postretirement Plans" and Note 13, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements for additional discussion of these items.

        Capital Resources. Pending the approval of our application for a $1.6 billion federal loan guarantee from the ATSB, which we updated with the ATSB on December 18, 2003, J.P. Morgan Chase Bank ("JP Morgan") and Citicorp USA, Inc. ("Citigroup") have agreed to provide a $2.0 billion exit financing facility, which is the amount of funding we believe we need to operate upon emergence from bankruptcy ("Exit Facility"). The commitment letter for the Exit Facility was approved by the Bankruptcy Court on January 16, 2004. Under the Exit Facility, JP Morgan and Citigroup will each underwrite $200 million of the non-guaranteed portion of the facility and $800 million of the guaranteed portion. Without an ATSB loan guarantee, we might be unable to obtain optimal or even sufficient funding to meet our future liquidity needs and reorganize successfully. As of the date of this filing, the ATSB has not yet decided on our application.

Other Information

        Labor Agreements.  In March and April 2003, United employees represented by various unions ratified tentative agreements between the Company and their unions to modify existing collective bargaining agreements ("CBAs"). All of these agreements became effective on May 1, 2003 and become amendable in six years. When combined with expected average annual savings of approximately $300 million in salaried and management costs (achieved through wage and staffing reductions as well as benefit changes), these agreements are expected to reduce our average annual labor costs by approximately $2.5 billion per year by 2005 versus the previous contracts. In addition to reductions in pay, all of the contracts allow for productivity improvements (through changes to work rules) and for changes in employees' medical benefit plans, including increases to co-payments. These changes, combined with overall headcount reductions, enabled us to reduce salaries and related costs by nearly $1.8 billion (25%) in 2003 as compared to 2002.

        Other work-group specific changes are described below:

        On April 11, 2003, pilots represented by the Air Line Pilots Association, International ("ALPA") ratified a tentative agreement on a restructured CBA. The new CBA reduces pay and benefits and, through work-rule changes, improves productivity by an average of approximately $1.1 billion per year versus the previous contract. As part of these changes, pilots' retirement benefits have been reduced through a decrease in the Company's contribution to the pilots' defined contribution plan and a reduction in the benefit formula for their defined benefit plan. The agreement also provides us with significantly enhanced flexibility with respect to regional jets and code share arrangements. There is also an agreement which provides for ALPA to retain a seat on UAL's Board of Directors.

        On April 29, 2003, United flight attendants ratified a tentative agreement between the Company and the Association of Flight Attendants ("AFA") on a restructured CBA, which is expected to reduce our average annual costs by approximately $300 million versus the previous CBA. As part of these changes, pension benefits for future retiring flight attendants have been reduced through changes in the AFA pension plan.

         On April 29, 2003, United employees represented by the International Association of Machinists and Aerospace Workers ("IAM") District Lodge 141 ratified an agreement between the Company and the IAM on four restructured CBAs as well as on a restructured CBA for employees of our subsidiary Mileage Plus, Inc. The agreements reduce average annual costs by approximately $450 million versus the previous CBAs. On April 29, 2003, employees represented by IAM District Lodge 141M ratified agreements between the Company and the IAM on three restructured CBAs. The agreements will reduce average annual costs by approximately $350 million versus the previous CBAs. These agreements also provide UAL increased flexibility with respect to outsourcing. There is also an agreement which provides for the IAM to retain a seat on UAL's Board of Directors. In July 2003, the National Mediation Board announced that United's mechanics and related employees, who were previously represented by the IAM 141M, had voted to change their union representation to the Aircraft Mechanics Fraternal Association. This change in representation will not affect the terms or duration of the CBA agreement ratified in April.

        On April 11, 2003, United's dispatchers represented by the Professional Airline Flight Control Association ("PAFCA") ratified a tentative agreement between PAFCA and the Company on a restructured CBA, which is expected to reduce average annual costs by approximately $4 million versus the previous CBA. The restructured CBA also transfers dispatchers to the management, administrative and public contact pension plan. On March 23, 2003, United meteorologists represented by the Transport Workers Union ("TWU") ratified a tentative agreement between the TWU and the Company on a restructured CBA that is expected to reduce average annual costs by approximately $1 million versus the previous CBA.

        In addition, all of the agreements provide for various common features. These include implementation of a Company-wide success-sharing program that provides the opportunity for payouts tied to the Company's level of profitability, operational performance and customer satisfaction. The agreements also provide us with an opportunity to introduce a low-cost operation, which began operations from Denver in February 2004, serving eight cities.

        We also agreed to include in our plan of reorganization provisions for each relevant employee group to receive a distribution of the equity, securities or other consideration provided to the pre-petition, general unsecured creditors. In addition, we have agreed that any plan of reorganization we propose or support will provide the relevant employee group with a distribution of the above-described equity, securities or other consideration (as compared to the total distribution provided to all employee groups) that matches the proportion of each employee groups' contribution to total employee cost reductions.

        Foreign Operations.  We generate revenues and incur expenses in numerous foreign currencies. Such expenses include aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact our operating income through changes in foreign currency-denominated operating revenues and expenses.

        Despite the adverse effects a strengthening foreign currency may have on U.S. originating traffic, a strengthening of foreign currencies tends to increase reported revenue and operating income because our foreign currency-denominated operating revenue generally exceeds our foreign currency-denominated operating expense for each currency. Likewise, despite the favorable effects a weakening foreign currency may have on U.S. originating traffic, a weakening of foreign currencies tends to decrease reported revenue and operating income.

        Our biggest net exposures are typically for British pound, Canadian dollar, Hong Kong dollar, euro and Japanese yen. The table below sets forth our exposure to various currencies for 2003:

	Operating revenue net of operating expense
Currency (in millions)	Foreign Currency	USD
	Value	Value
British pound	80	$ 131
Canadian dollar	121	88
Hong Kong dollar	610	78
Euro	60	70
Japanese yen	7,411	64

        Our foreign operations involve insignificant amounts of dedicated physical assets; however, we do have sizable intangible assets related to our previous acquisitions of Atlantic and Latin America route authorities. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of our international route authorities. Significant changes in such policies could also have a material impact on our operating revenues and results of operations.

        Environmental and Legal Contingencies.  United has been named as a Potentially Responsible Party at certain Environmental Protection Agency or State Environmental Protection Agency ("EPA or State EPA") cleanup sites that have been designated as Superfund Sites. Our alleged proportionate contributions at the sites are minimal; however, at sites where the EPA or State EPA has commenced litigation or administrative proceedings, potential liability is joint and several. Additionally, we have participated and are participating in remediation actions at certain other sites, primarily airports. We accrue the estimated cost of these actions when we have determined that it is probable that we are liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation will require further investigation and additional progress of the remediation. Therefore, the ultimate disposition cannot be determined at this time. However, while such cost may vary from our current estimate, we believe the difference between the accrued reserve and the ultimate liability will not be material.

        United has certain other contingencies resulting from the above environmental actions and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect the Company's financial condition, operating results or liquidity.

         As a result of our Chapter 11 filing, as of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Company.

        Critical Accounting Policies.  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies that impact the preparation of these financial statements.

        Accounting for Long-Lived Assets. We have approximately $15 billion in operating property and equipment at December 31, 2003. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections, including the estimation of useful lives and residual values and when necessary, impairment charges.

        We record aircraft at acquisition cost, upon delivery. Depreciable life is determined through economic analysis, reviewing existing fleet plans, and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives of 25 years which is consistent with the experience of United and other airlines. As aircraft technology has improved, useful life has increased and thus, we have estimated the lives of "new generation" aircraft to be 30 years. Residual values are estimated based on our historical experience with regards to the sale of both aircraft and spare parts and are established in conjunction with the estimated useful lives of the aircraft. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in our fleet plan and changes in conditions.

         Our policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value (estimated using third party appraisals). Typically, we estimate the undiscounted future cash flows for our aircraft fleet with models used to make fleet and scheduling decisions. These models utilize our projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where the specific aircraft will operate.

         In 2003, this process resulted in the recognition of an impairment charge of $26 million for the early retirement of the B767-200 aircraft fleet. In 2001, we recorded an impairment charge of $517 million for the B737-500 and B747-400 aircraft fleets resulting from the anticipated decrease in future cash flows. (See Note 3, "Special Charges" in the Notes to Consolidated Financial Statements.)

         See Note 2(f), "Summary of Significant Accounting Policies - Operating Property and Equipment" in the Notes to Consolidated Financial Statements for additional information regarding United's policies on accounting for long-lived assets.

        Frequent Flyer Accounting. United's Mileage Plus frequent flyer program awards miles to passengers who fly on United, Ted, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In either case, the outstanding miles may be redeemed for travel on any airline that participates in the program (in which case, United pays a designated amount to the transporting carrier). The Company has an obligation to provide this future travel; therefore, we recognize a liability and corresponding expense for mileage awards to passengers redeeming on United, Ted, United Express or one of the Mileage Plus partners. For miles sold to non-airline business partners, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.

         At December 31, 2003, our estimated outstanding number of awards was approximately 9.7 million, as compared with 10.5 million at the end of the prior year. We currently estimate that approximately 8.0 million of these awards will ultimately be redeemed and, accordingly, have recorded a liability of $717 million, which includes the deferred revenue from the sale of miles to program participants. We utilize a number of estimates in accounting for the Mileage Plus program that require management judgment.

         Members may not reach the threshold necessary for a free ticket and outstanding miles may not always be redeemed for free travel. Therefore, we estimate how many miles will never be used for an award and exclude those miles from our estimate of the liability. Based on historical data, the difference between the awards expected to be redeemed and the total awards outstanding arises because some awards will never be redeemed and some will be redeemed on partner carriers. We also estimate the number of miles that will be used per award. If actual miles used are more or less than estimated, we must adjust the liability and corresponding expense.

         When a travel award level is attained, we record a liability for the estimated incremental costs of providing travel, based on expected redemptions. United's incremental costs include the additional costs of providing service to the award recipient, such as fuel, meals, insurance and ticketing costs, for what would otherwise be a vacant seat.  The incremental costs do not include any contribution to overhead or profit.  A change to these cost estimates could have a significant impact on our liability in the year of change as well as in future years.

        In each of 2003, 2002 and 2001, 2.0 million Mileage Plus travel awards were used on United.  This number represents the number of awards for which travel was actually provided and not the number of seats that were allocated to award travel.  These awards represented 9.0% of United's total revenue passenger miles in 2003, 7.8% in 2002 and 8.1% in 2001.  Passenger preference for Saver awards, which have stringent inventory controls, keeps displacement of revenue passengers at a minimum.  Total miles redeemed for travel on United in 2003, including awards and upgrades, represented 78% of the total miles redeemed, of which 72% were used for travel within the U.S. and Canada.  In addition to the awards issued for travel on United, approximately 22% of the total miles redeemed in 2003 were used for travel on partner airlines.

         As the Company also sells mileage credits to participating airline and non-airline partners, a change to either the time period over which the credits are used or the estimate of the number or fair value of tickets could have a significant impact on our revenues in the year of change as well as future years. Additional information regarding the Mileage Plus frequent flyer program is included in Note 2(g), "Summary of Significant Accounting Policies - Mileage Plus Awards" in the Notes to Consolidated Financial Statements.

        Pension Benefits. The Company accounts for pension benefits using SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under SFAS No. 87, pension expense is recognized on an accrual basis over employees' approximate service periods and is generally calculated independent of funding decisions or requirements. Detailed information regarding our pension plans is included in Note 12, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements. Our anticipated future funding requirements are discussed in "Liquidity and Capital Resources" above.

        The calculation of pension expense and pension obligations requires the use of a number of assumptions, including the assumed discount rate and the expected return on plan assets. The fair value of plan assets increased from $6.3 billion at December 31, 2002 to $7.0 billion at December 31, 2003. Despite an increase in investment returns, higher benefit obligations resulting from increased retirements and declining discount rates have increased the difference between the plans' fair value and accumulated benefit obligations from $4.7 billion at December 31, 2002 to $5.7 billion at December 31, 2003.

         We utilized a discount rate of 6.25% at December 31, 2003, compared to 6.75% at December 31, 2002 and 7.5% at December 31, 2001. The discount rate is based on the Moody's Aa bond index as of December 31, 2003, adjusted for the duration of our pension obligations. Duration is a commonly used measure of interest rate risk that either assumes that yield changes do not change the expected cash flows ("modified duration") or assumes that expected cash flows may change given the fact that the yield changes ("effective duration"). Since United's pension obligations are generally not satisfied in a single lump sum distribution, management, with assistance from our actuary, used the modified duration methodology to determine an acceptable discount rate by matching the expected cash outflows of our pension obligations against available bonds with appropriate maturities.

        We assumed an expected rate of return on plan assets of 9.0% at December 31, 2003 and 2002 compared to 9.75% used at December 31, 2001. The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance. The expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types: 60% equities, 35% fixed income and 5% other with expected long-term rates of return of 10%, 7.5% and 15%, respectively.

        We believe that the long-term asset allocation on average will approximate the targeted allocation and regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Pension expense is reduced by the expected return on plan assets, which is measured by assuming the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

        Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under SFAS No. 87, those gains and losses are not required to be recognized currently as pension expense, but instead may be deferred. If the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligations and the market-related value of plan assets, the amount outside the 10% corridor is subject to amortization over the average remaining service life of the covered active employees. At December 31, 2003, we had unrecognized actuarial losses of $3.9 billion, which will be amortized into future years' pension expense. The amount of amortization is expected to be approximately $80 million, $125 million and $155 million in 2004, 2005 and 2006, respectively. Additionally, we had unrecognized prior service costs from past benefit improvements of $870 million, which will be amortized as a component of pension expense over the average remaining service of the covered active employees. The amount of amortization is expected to be approximately $85 million in each of 2004, 2005 and 2006. Upon emergence from bankruptcy, all unrecognized prior service costs and actuarial losses will be recognized immediately, thus eliminating the future amortization costs.

        Valuation Allowance for Deferred Tax Assets. We initially recorded a tax valuation allowance against our deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carryback potential and tax planning strategies, in accordance with SFAS No. 109, "Accounting for Income Taxes." At December 31, 2003, our valuation allowance totaled $2.3 billion. See also Note 6, "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

        New Accounting Pronouncements.  In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires the consolidation of variable interest entities ("VIEs"), as defined. FIN 46 is effective immediately for any interests acquired after January 31, 2003. The related disclosure requirements are also effective immediately and are provided in Note 13, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements.

        In December 2003, the FASB issued Interpretation 46R, "Consolidation of Variable Interest Entities" (revised December 2003), ("FIN 46R") which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003. See Note 2(n), "Summary of Significant Accounting Policies - New Accounting Pronouncements" in the Notes to Consolidated Financial Statements for more details on FIN 46 and FIN 46R and their impact on the Company.

Outlook

        Information regarding guidance for United's 2003 outlook can be obtained from UAL Corporation's Report on Form 10-K for the year 2003.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect net earnings, revenues, expenses, unit costs and profit improvements include, without limitation, the following: our ability to continue as a going concern; our ability to operate pursuant to the terms of the DIP Financing; our ability to obtain a federal loan guarantee from the ATSB; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 Cases on our liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; and other risks and uncertainties set forth from time to time in UAL's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risk - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of the borrowings is denominated in foreign currencies which exposes us to risks associated with changes in foreign exchange rates. To hedge against some of this risk, we have placed foreign currency deposits (primarily for Japanese yen and euros) to meet foreign currency lease obligations designated in the respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, we reduce our overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)	Expected Maturity Dates						2003		2002
								Fair		Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$1,115	$ -	$ -	$ -	$ -	$ -	$1,115	$1,115	$ 694	$ 694
Avg. interest rate	1.07%	-	-	-	-	-	1.07%		1.36%
Variable rate	$ 48	$ -	$ -	$ -	$ -	$ -	$ 48	$ 48	$ 24	$ 24
Avg. interest rate	1.30%	-	-	-	-	-	1.30%		2.07%
Short term investments
Fixed rate	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 88	$ 88
Avg. interest rate	-	-	-	-	-	-	-		6.50%
Variable rate	$ 52	$ -	$ -	$ -	$ -	$ -	$ 52	$ 52	$ 223	$ 223
Avg. interest rate	1.37%	-	-	-	-	-	1.37%		1.81%

Lease deposits
Fixed rate - yen deposits	$ -	$ -	$ -	$ 49	$ 41	$ 95	$ 185	$ 207	$ 357	$ 419
Avg. interest rate	-	-	-	3.30%	3.53%	2.66%	3.02%		3.06%
Fixed rate - EUR deposits	$ 2	$ 2	$ 2	$ 71	$126	$276	$ 479	$ 565	$ 405	$ 480
Avg. interest rate	4.59%	4.63%	4.66%	6.76%	6.69%	6.43%	6.53%		5.61%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ -	$ 15	$ 15	$ 17	$ 14	$ 16
Avg. interest rate	-	-	-	-	-	6.49%	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Variable rate debt	$ 663	$ -	$ -	$ -	$ -	$ -	$663	$663	$700	$700
Avg. interest rate	9.50%	-	-	-	-	-	9.50%		7.75%

		December 31, 2003
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive
Interest rate swap	$ 130	7.56%	$ (29)

		December 31, 2002
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive
Interest rate swap	$ 130	7.56%	$ (27)

INDEPENDENT AUDITORS' REPORTS

To the Board of Directors
United Air Lines, Inc.
Elk Grove Township, Illinois

We have audited the accompanying consolidated statements of financial position of United Air Lines, Inc., (a wholly owned subsidiary of UAL Corporation), (Debtor-in-Possession) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2 for the years ended December 31, 2003 and 2002. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements of the Company and financial statement schedule listed in the Index at Item 15(a)2 for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 20, 2002, and included an explanatory paragraph that described a change in accounting principle for the measurement of redeemable preferred ESOP stock.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. (Debtor-in-Possession) and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the basic 2003 and 2002 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

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

Deloitte & Touche LLP
Chicago, Illinois
February 27, 2004

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
United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Operations
(In millions)

	Year Ended December 31
Operating revenues:	2003	2002	2001
Passenger - United Airlines	$ 11,134	$ 11,872	$ 13,788
Passenger - Regional Affiliates	508	-	-
Cargo	630	673	704
Other operating revenues	1,126	1,371	1,595
	13,398	13,916	16,087
Operating expenses:
Salaries and related costs	5,226	6,971	7,041
Curtailment charge	152	-	-
Aircraft fuel	2,072	1,921	2,476
Purchased services	1,301	1,422	1,754
Landing fees and other rent	928	1,020	1,018
Aircraft rent	615	855	830
Depreciation and amortization	960	948	1,021
Aircraft maintenance	572	560	701
Commissions	312	443	734
Regional affiliates	634	-	-
Cost of sales	966	1,197	1,246
Other operating expenses	1,246	1,524	1,701
Special charges	26	67	1,313
	15,010	16,928	19,835
Loss from operations	(1,612)	(3,012)	(3,748)
Other income (expense):
Interest expense	(542)	(601)	(540)
Interest capitalized	3	25	79
Interest income	109	113	95
Equity in losses of affiliates	(4)	1	6
Gain on sale of investments	54	46	261
Gain on sale of affiliate's stock	23	-	-
Non-operating special charges	(251)	-	(49)
Government compensation	300	130	652
Reorganization items, net	(1,179)	(10)	-
Miscellaneous, net	14	(19)	(83)
	(1,473)	(315)	421
Loss before income taxes and cumulative
effect of accounting change	(3,085)	(3,327)	(3,327)
Provision (credit) for income taxes	-	-	(1,214)
Loss before cumulative effect of accounting change	(3,085)	(3,327)	(2,113)
Cumulative effect of accounting change, net of tax	-	-	3
Net loss	$(3,085)	$(3,327)	$(2,110)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions)

	December 31
Assets	2003	2002

Current assets:
Cash and cash equivalents	$ 1,163	$ 718
Restricted cash	657	450
Short-term investments	52	311
Receivables, less allowance for doubtful
accounts (2003 - $22; 2002 - $24)	837	704
Receivables from related parties	8	-
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2003 - $36; 2002 - $57)	264	310
Income tax receivables	4	373
Deferred income taxes	26	-
Prepaid expenses and other	409	217
	3,420	3,083
Operating property and equipment:
Owned -
Flight equipment	14,014	15,533
Advances on flight equipment	161	161
Other property and equipment	3,778	3,846
	17,953	19,540
Less - Accumulated depreciation and amortization	5,108	5,282
	12,845	14,258
Capital leases -
Flight equipment	2,637	2,489
Other property and equipment	84	84
	2,721	2,573
Less - Accumulated amortization	555	494
	2,166	2,079
	15,011	16,337
Other assets:
Long-term restricted cash	-	116
Investments	47	80
Intangibles, less accumulated amortization
(2003 - $355; 2002 - $340)	382	384
Pension assets	904	1,162
Aircraft lease deposits	679	776
Prepaid rent	79	338
Other	663	853
	2,754	3,709

	$ 21,185	$ 23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions, except share data)

	December 31
Liabilities and Stockholder's Equity	2003	2002
Current liabilities:
Long-term debt maturing within one year	$ 663	$ -
Current obligations under capital leases	26	-
Advance ticket sales	1,330	1,021
Accounts payable	492	280
Payables to related parties	211	-
Accrued salaries, wages and benefits	2,292	1,490
Current deferred income taxes	-	35
Other accrued liabilities	968	848
	5,982	3,674

Long-term debt	-	700
Long-term obligations under capital leases	163	-

Other liabilities and deferred credits:
Deferred pension liability	4,747	4,661
Postretirement benefit liability	1,924	1,809
Deferred income taxes	150	225
Other	288	539
	7,109	7,234
Liabilities subject to compromise (Note 8)	14,084	13,975
Commitments and contingent liabilities (Note 13)
Preferred stock committed to Supplemental ESOP	-	2

Stockholder's equity:
Common stock at par, $5.00 par value; authorized
1,000 shares; outstanding 205 shares	-	-
Additional capital invested	1,603	1,592
ESOP capital	3,988	3,986
Retained deficit	(6,839)	(3,756)
Accumulated other comprehensive loss	(3,290)	(2,661)
Receivables from affiliates	(1,615)	(1,615)
Other	-	(2)
	(6,153)	(2,456)

	$ 21,185	$ 23,129

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Cash Flows
(In millions)

	Year Ended December 31
	2003	2002	2001
Cash and cash equivalents at beginning of year	$ 718	$ 1,504	$ 1,468
Cash flows from (utilized by) operating activities:
Net loss before reorganization items	(1,906)	(3,317)	(2,110)
Adj to reconcile to net cash provided by operating activities -
Cumulative effect of accounting change, net of tax	-	-	(3)
Gain on sale of investments	(78)	(46)	(261)
Pension funding less than (greater than) expense	607	451	391
Deferred postretirement benefit expense	367	339	214
Depreciation and amortization	928	958	1,926
Provision (credit) for deferred income taxes	-	667	(1,146)
Undistributed (earnings) losses of affiliates	-	-	(4)
Decrease (increase) in receivables	(123)	64	128
Decrease (increase) in related party receivables	(8)	146	17
Decrease (increase) in other current assets	(170)	131	166
Increase (decrease) in advance ticket sales	309	(162)	(271)
Increase (decrease) in accrued income taxes	297	(83)	(2)
Increase (decrease) in accounts payable and accrued liabilities	(194)	(585)	510
Increase (decrease) in accrued aircraft rent	422	63	46
Amortization of deferred gains	(99)	(64)	(66)
Other, net	392	44	239
	744	(1,394)	(226)
Cash flows from (utilized by) reorganization activities:
Reorganization items, net	(1,179)	(10)	-
Transfer of Company lease certificates	223	-	-
Increase in liabilities	735	10	-
Loss on disposition of property	36	-	-
	(185)	-	-
Cash flows from (utilized by) investing activities:
Additions to property and equipment	(148)	(154)	(1,861)
Proceeds on disposition of property and equipment	123	364	178
Proceeds on sale of investments	65	137	259
Decrease (increase) in short-term investments	259	540	(197)
Decrease (increase) in loans to affiliates	90	282	(109)
Increase in restricted cash	(91)	(566)	-
Other, net	(55)	(255)	(90)
	243	348	(1,820)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	950	2,485
Proceeds from DIP financing	252	700	-
Repayment of long-term debt	(257)	(1,338)	(176)
Repayment of DIP financing	(289)	-	-
Principal payments under capital leases	(270)	(220)	(289)
Decrease in equipment certificates under Company leases	-	296	32
Increase (decrease) in short-term borrowings	-	(133)	133
Aircraft lease deposits, net	216	19	17
Dividend to parent	-	(3)	(150)
Other, net	(9)	(11)	30
	(357)	260	2,082
Increase (decrease) in cash and cash equivalents during the year	445	(786)	36

Cash and cash equivalents at end of year	$ 1,163	$ 718	$ 1,504

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Stockholder's Equity
(In millions)

		Additional		Retained	Other	Receivables
	Common	Capital	ESOP	Earnings	Comp.	From
	Stock	Invested	Capital	(Deficit)	Income	Affiliates	Other	Total
Balance at December 31, 2000	$ -	$ 232	$ 3,699	$ 1,833	$ 163	$ -	$ (8)	$ 5,919
Year ended December 31, 2001:
Net loss	-	-	-	(2,110)	-	-	-	(2,110)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	(121)	-	-	(121)
Unrealized losses on derivatives, net	-	-	-	-	(46)	-	-	(46)
Minimum pension liability adj.	-	-	-	-	(265)	-	-	(265)
Total comprehensive income	-	-	-	(2,110)	(432)	-	-	(2,542)
Dividend to parent company	-	-	-	(150)	-	-	-	(150)
Unearned compensation and
amortization of parent company
restricted stock plan	-	-	-	-	-	-	4	4
Preferred stock committed to
Supplemental ESOP	-	-	230	-	-	-	-	230
Other	-	(1)	(31)	-	-	-	-	(32)
Balance at December 31, 2001	-	231	3,898	(427)	(269)	-	(4)	3,429
Year ended December 31, 2002:
Net loss	-	-	-	(3,327)	-	-	-	(3,327)
Other comprehensive income, net:
Unrealized gains on investments, net	-	-	-	-	(44)	-	-	(44)
Unrealized losses on derivatives, net	-	-	-	-	16	-	-	16
Minimum pension liability adj.	-	-	-	-	(2,364)	-	-	(2,364)
Total comprehensive income	-	-	-	(3,327)	(2,392)	-	-	(5,719)
Dividend to parent company	-	-	-	(3)	-	-	-	(3)
Contribution of capital	-	1,359	-	-	-	-	-	1,359
Preferred stock committed to
Supplemental ESOP	-		75	-	-	-	-	75
Reclassification of affiliate receivables	-	-	-	-	-	(1,615)	-	(1,615)
Other	-	2	13	1	-	-	2	18
Balance at December 31, 2002	-	1,592	3,986	(3,756)	$(2,661)	(1,615)	(2)	(2,456)
Year ended December 31, 2003:
Net loss	-	-	-	(3,085)	-	-	-	(3,085)
Other comprehensive income, net:
Unrealized gains on investments, net	-	-	-	-	(6)	-	-	(6)
Unrealized losses on derivatives, net	-	-	-	-	7	-	-	7
Minimum pension liability adj.	-	-	-	-	(630)	-	-	(630)
Total comprehensive income	-	-	-	(3,085)	(629)	-	-	(3,714)
Other	-	11	2	2	-	-	2	17
Balance at December 31, 2003	$ -	$1,603	$3,988	$(6,839)	$(3,290)	$(1,615)	$ -	$(6,153)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Voluntary Reorganization Under Chapter 11

        Bankruptcy Proceedings. On December 9, 2002 ("Petition Date"), UAL Corporation, United Air Lines, Inc. and 26 direct and indirect wholly owned subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re UAL Corporation, et al., Case No. 02-48191." The consolidated financial statements shown here include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the Consolidated Financial Statements.

         As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization, and any disagreements between us and the Creditors' Committee could protract the Chapter 11 process, hinder our ability to operate during the Chapter 11 process and could delay our emergence from Chapter 11.

        With the exception of our non-filing subsidiaries, we continue to operate our businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

         All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed, except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect most pre-petition liabilities of this nature are automatically stayed for 60 days only (our automatic stay ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

        We have negotiated with lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates. To date, we have reached agreements in principle with respect to a substantial majority of our financed aircraft. There can be no assurance, however, that those tentative arrangements will be successfully converted to final contracts. To the extent we are unable to finalize these agreements, there can be no assurance that we will be able to reach new agreements at comparable economics or that financiers will not repossess aircraft. Either of these outcomes, although unlikely, could have a material adverse affect on our financial and operational performance.

        In accordance with Section 1110 of the Bankruptcy Code, we have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, we have converted many longer-term deals into short-term operating leases.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Currently, our Section 365 rights to assume, assume and assign, or reject such executory contracts and unexpired leases expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, April 7, 2004) or the date of a disclosure statement hearing in connection with a proposed plan of reorganization. In general, if we reject an unexpired lease or executory contract, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. Generally, if we assume an executory contract or unexpired lease we are required to cure most existing defaults under such contract or lease. As a result, liabilities subject to compromise have increased, and are likely to increase in the future, as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Conversely, we expect that the assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        We are currently seeking modifications to our retiree medical benefit obligations under Section 1114 of the Bankruptcy Code. We plan to propose modifications which would make the medical benefit plan and contributions of those who retired before July 1, 2003 comparable to the medical benefit plan and contributions provided to employees who retire after that date. While we plan to negotiate with our retiree representatives for consensual modifications, there can be no assurance that we can achieve such agreements. If we do not reach consensual agreements, we will seek court approval of such modifications. There can be no assurance that the Bankruptcy Court will approve such modifications.

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations and other liabilities subject to compromise, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. We are currently operating under an "exclusive period" which expires April 7, 2004, during which we are the only party permitted to file a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous other ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

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

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. As of December 31, 2003 and 2002, we had recognized the following reorganization expenses in our financial statements:

(In millions)	Year Ended December 31
	2003	2002
Aircraft rejection charges	$ 721	$ -
Transfer of lease certificates	223	-
Professional fees	142	10
Severance and employee retention	94	-
Interest income	(12)	-
Other	11	-
	$1,179	$ 10

        Aircraft rejection charges are non-cash costs which include our estimate of claims resulting from United's rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process.

        During 2003, we renegotiated certain off-balance sheet leases subject to Section 1110 of the Bankruptcy Code. Under the terms of the revised leases, we surrendered our investment in the junior portion of the original lease debt to the original equity participant. As a result, our investment in the corresponding lease certificates was reduced to zero, resulting in a $223 million non-cash charge in reorganization items.

        As we restructure aircraft financings as permitted by Section 1110 of the Bankruptcy Code, our policy is to reflect the revised lease rates in aircraft rent once we have signed definitive term sheets for the financing.

        The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable DIP Financing covenants, or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the forthcoming plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

         Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have been able to file proofs of claim with the Bankruptcy Court. The total amount of claims filed with the Bankruptcy Court far exceeds our estimate of ultimate liability. We believe that many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, or are otherwise overstated. Differences in amount between claims filed by creditors and liabilities shown in our records are being investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of claims asserted, will take significant time to complete. For this reason, the ultimate number and allowed amount of such claims cannot yet be determined.

         DIP Financing. The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A. and The CIT Group/Business Credit, Inc. ("Club Facility").

         The Bank One Facility consists of a $300 million term loan with an interest rate option of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2003, we had borrowed $300 million at an interest rate of 9.5% which is due in five equal monthly installments beginning in March 2004.

         The Club Facility consists of a revolving credit and letter of credit facility of $800 million and a term loan of $400 million, which matures on July 1, 2004. We have the option of borrowing under the Club Facility at an interest rate of the prime rate plus 5.5% or LIBOR plus 6.5% (with a LIBOR floor of 3%). As of December 31, 2003, we had outstanding $298 million under the term loan at an interest rate of 9.5% and $65 million under the letter of credit facility. In addition, we had issued $27 million in letters of credit under the facility.

         The DIP Financing is guaranteed by UAL and United and all filing subsidiaries and is secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 to the extent such financing agreements prohibit such junior liens. In addition, the Bank One Facility is secured by cash collateral collected under the Co-Branded Credit Card Agreement between Bank One and the Company.

         The terms of the DIP Financing include covenants that require us to satisfy ongoing monthly financial requirements as determined by EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rents) and covenants that limit, among other things, our ability to borrow additional money, make capital expenditures and make additional corporate investments. In addition, we are required to maintain a minimum unrestricted cash balance, excluding escrowed amounts, of $300 million. We have met, and continue to meet, each of these covenants throughout the course of the bankruptcy proceedings.

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

(2) Summary of Significant Accounting Policies

        (a) Basis of Presentation - United Air Lines, Inc. ("United," "we" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL"). The consolidated financial statements include the accounts of United and all of our majority-owned affiliates. All significant intercompany transactions are eliminated.

        (b) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (c) Airline Revenues - We record passenger fares and cargo revenues as operating revenues when the transportation is provided. The value of unused passenger tickets is included in current liabilities as advance ticket sales. We periodically evaluate the balance in advance ticket sales and record any adjustments in the period the evaluation is completed. In addition, we have code-sharing agreements with other airlines under which a carrier's flights can be marketed under the two-letter airline designator code of another carrier. Revenues earned under these arrangements are allocated between the code share partners based on existing contractual agreements and airline industry standard pro-ration formulas and are recognized as passenger revenue when the transportation is provided.

        (d) Cash and Cash Equivalents and Short-Term Investments - Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments.

        At December 31, 2003 and 2002, we had $98 million and $325 million, respectively, of investments in debt securities that were classified as available-for-sale, and $1.0 billion and $576 million, respectively, that were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value, based on the quoted market prices for the securities, which does not differ significantly from their cost basis. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

        We had $657 million and $556 million in restricted cash (short- and long-term) at December 31, 2003 and 2002, respectively, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales.

        (e) Aircraft Fuel, Spare Parts and Supplies - Aircraft fuel and maintenance and operating supplies are stated at average cost. Flight equipment spare parts are stated at average cost less an obsolescence allowance.

        (f) Operating Property and Equipment - Owned operating property and equipment are stated at cost. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

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

        Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 10 to 22 years for aircraft and 29 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

        Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense accounts as incurred. Costs of additions to and renewals of units of property are charged to property and equipment accounts.

        (g) Mileage Plus Awards - We accrue the estimated incremental cost of providing free travel awards earned under our Mileage Plus frequent flyer program when such award levels are reached. United sells mileage credits to participating airline partners in the Mileage Plus program and UAL Loyalty Services ("ULS"), one of our wholly owned subsidiaries, sells mileage credits to non-airline business partners.

        A portion of revenue from the sale of mileage credits is deferred and recognized as passenger revenue when the transportation is provided.

        (h) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the lives of the leases as a reduction of rental expense.

        (i) United Express - United has marketing agreements under which independent regional carriers, flying under the United Express ("UAX") brand, operate lower-density routes, usually connected to a United hub. These operations provide significant feed traffic into United mainline flights. During the third quarter of 2003, we reached agreements with several UAX carriers, including Air Wisconsin, Mesa Air Group, SkyWest and Trans States to operate select portions of our United Express service.

        Historically, we have paid these carriers on a fee-per-departure basis and included the revenues derived from them in passenger revenue, net of these expenses. However, our revised agreements with these UAX carriers change the previous fee-per-departure arrangement to a fixed rate and capital reimbursement arrangement. Thus, in accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), we have concluded that the revised agreements are leases as the agreements:

1)   identify "right of use" of a specific type and number of aircraft over a stated period of time; and
2)   give United the right to set the pricing, schedules and routes of aircraft specified in the agreements, as well as to direct the carriers' operating policies and procedures.
        EITF 01-08 was effective for new arrangements or arrangements modified after the beginning of the third quarter of 2003. Accordingly, based on the terms of the new agreements, we began recording revenues and expenses related to these UAX carriers at gross, rather than net, in the third quarter of 2003. Because we have been unsuccessful in negotiating a comparable, market-based arrangement with Atlantic Coast Airlines ("ACA"), we continue to include the revenues and expenses related to ACA net in passenger revenues.

        Amounts included in passenger revenues for 2003, 2002 and 2001 (which represent only the ACA relationship in the third and fourth quarters of 2003 and all UAX carriers in prior periods) were as follows:

(In millions)	Year Ended December 31
	2003	2002	2001
United Express revenues	$ 1,021	$ 1,281	$ 1,039
United Express expenses	(1,204)	(1,536)	(1,258)
Net amount in passenger revenues	$ (183)	$ (255)	$ (219)

        Additionally, the contractual payments to UAX carriers include payments for aircraft and as a result, we consider these aircraft to be effectively leased by UAL. Accordingly, the payments for these aircraft are included in our lease obligations as described in Note 10, "Lease Obligations."

         We also have call options on 148 regional jets owned or leased by these carriers. The call option is intended to allow United to secure control over regional jets used for United Express flying in the event a United Express agreement is terminated and is exercisable only if United maintains a specified credit rating and the United Express carrier fails to meet required operating and/or financial performance levels for a specified period of time. None of the call options are exercisable at this time.

        (j) Advertising - Advertising costs, which are included in other operating expenses, are expensed as incurred. Advertising expense was $169 million, $147 million and $208 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        (k) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 12, "Retirement and Postretirement Plans").

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result, we discontinued approximately $12 million in annual amortization expense on route acquisition costs, which are indefinite-lived intangible assets. SFAS No. 142 also requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs. At December 31, 2003, we performed an evaluation of our intangibles and determined that the fair value remained in excess of the book value.

         The following information relates to our intangibles at December 31, 2003 and 2002:

(In millions)	2003		2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 184	$ 167	$ 184	$ 166
Other	31	12	29	9
	$ 215	$ 179	$ 213	$ 175

Unamortized intangible assets
Routes	$ 344		$ 344
Goodwill	2		2
	$ 346		$ 346

         Gates are amortized on a straight-line basis over the life of the related leases. Other intangibles are amortized over periods of 3 to 10 years. Total amortization expense recognized was $4 million in 2003 and $7 million in 2002. We expect to record amortization expense of $4 million in each of the next five years.

         Route authorities are rights granted by governments to operate flights to and from a particular country. These authorities are very specific and limited, fixed in nature and are rarely available in the marketplace. Accordingly, route authorities are highly valued and sought after assets by all airlines. During 2003, we obtained third-party appraisals of our route authorities which concluded that the market value of these assets continues to be considerably in excess of the book value.

         Slots and gates, like routes, are highly valued assets that do not frequently come into the marketplace. We believe that the market value continues to be in excess of the recorded book value.

        (l) Measurement of Impairments - We recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

        (m) Stock Option Accounting - At December 31, 2003, we had certain stock-based employee compensation plans, as described in Note 11, "Related Party Transactions." We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we would have reported our net loss as the pro forma amounts indicated below:

(In millions, except per share)	Year Ended December 31
	2003	2002	2001
Net loss, as reported	$(3,085)	$ (3,327)	$ (2,110)
Less: Total compensation expense determined under
fair value method, net of tax in 2001	(14)	(28)	(16)
	$(3,099)	$ (3,355)	$ (2,126)

      (n) New Accounting Pronouncements - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the "primary beneficiary" of a Variable Interest Entity ("VIE") to:

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
        FIN 46 is effective immediately for any interests acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all definite VIEs acquired before February 1, 2003. In December 2003, the FASB issued Interpretation 46R, "Consolidation of Variable Interest Entities" (revised December 2003), ("FIN 46R") which further clarified the provisions of FIN 46 and delayed the effective date for applying the provisions of FIN 46 until the end of the first quarter of 2004 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003.

        We have reviewed the capacity purchase agreements entered into after February 1, 2003 with United Express regional carriers and determined the agreements fall under the purview of FIN 46. However, we have determined that we are not the "primary beneficiary" of these agreements and therefore have not consolidated the entities in our financial statements. We are still evaluating the impact of FIN 46 on our financial statements for VIEs or potential VIEs created before February 1, 2003.

        We have identified the following as potential VIEs (created before February 1, 2003), but are still evaluating the legal structure, operational results and the cash flow of each to determine if we are the primary beneficiary:

  Airport operating leases where UAL guarantees the underlying municipal or governmental debt held by public bondholders, where no one public bondholder owns more than 50% of the debt and the lessor is a trust established specifically to finance and lease the facilities.
  Fuel facilities where UAL guarantees the majority of the underlying debt and UAL consumes over 50% of the fuel facility capacity.
  Capacity purchase arrangements with certain regional airlines that specify limits on the regional carrier's operating margin and where over 50% of the regional carrier's capacity directly benefits United.
        For additional details on these potential VIEs, see Note 13, "Commitments, Contingent Liabilities and Uncertainties."

(3) Special Charges

2003 -

        Aircraft Impairment. As a result of our review of our operating fleet as part of our overall restructuring, we decided to accelerate the retirement of our B767-200 aircraft from 2008 to 2005. Therefore, in accordance with SFAS No. 144, we reviewed the fleet for impairment and wrote down the aircraft to their fair market values, as estimated using third party appraisals, resulting in an impairment charge of $26 million in the third quarter of 2003.

        Aircraft Write-down. During the third quarter of 2003, we also incurred a $25 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

        Curtailment Charge. Due to the ratification of new labor contracts for our major employee groups, and resulting lower wage and benefit levels, and significant levels of employee attrition (both voluntary and involuntary) we recorded a curtailment charge of $152 million in the second quarter of 2003.

        Air Canada. On April 1, 2003, Air Canada filed for protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. During 2003, we recorded a non-operating special charge of $226 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of our investment in Air Canada preferred stock, $91 million to record a liability resulting from our guarantee of Air Canada debt, and $89 million for the write-off of our equity interest in three Airbus A330 aircraft leased to Air Canada. We consider the liability for the guarantee to be a pre-petition obligation and accordingly, have classified it in liabilities subject to compromise.

        Government Compensation. On April 16, 2003, the Emergency Wartime Supplemental Appropriations Act ("Wartime Act") was signed into law. The legislation includes approximately $3 billion of direct compensation for U.S. airlines. Of the total, $2.4 billion compensates air carriers for lost revenues and costs related to aviation security (including $100 million for reinforcing cockpit doors). In addition, passenger and air carrier security fees were suspended from June 1 through September 30, 2003 and government-provided war risk insurance was extended for one year to August 2004.

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

2002 -

        Severance. During the fourth quarter of 2002, we announced the closing of three reservation centers, a maintenance line and four international stations and the conversion of five stations to United Express service, which resulted in the furloughing of a number of employees. Additionally, in connection with our plan to decrease the airline's flying schedule, as well as overall cost-saving measures, we announced a reduction in employment levels effective January and February 2003. As a result of the announced furloughs, we recorded a special charge of $67 million in the fourth quarter of 2002 for severance-related charges.

2001 -

         Related to September 11. During the third quarter of 2001, we recorded a special charge of $1.3 billion in operating expense and $49 million in non-operating expense for amounts relating to the September 11 terrorist attacks and the resulting impact on the Company's schedule and operations.

         The special charge in operating expense was made up of the following:

(In millions)	Amount
Special charges:
Aircraft groundings and impairment	$ 788
Reduction in force	217
Early termination fees	181
Discontinued capital projects	107
Miscellaneous	20
Total operating special charges	$ 1,313

         After the September 11 terrorist attacks, we grounded the B727-200 and B737-200 fleets and recorded a charge of $271 million, reflecting the write-down of the fleets to fair value.

         Due to the changes made in United's operations, we reviewed the fleet for impairment in accordance with SFAS No. 121, as amended by SFAS No. 144. Management determined that the estimated net undiscounted future cash flows generated by the B737-500 and B747-400 fleets would be less than their carrying value. Management estimated the undiscounted future cash flows with models used by the Company in making fleet and scheduling decisions. These models utilized our projections of passenger yield, fuel costs, labor costs and other relevant factors for the markets where these aircraft will operate. The aircraft in each of these fleets were written down to their fair market values, as estimated by management using published sources, third-party appraisals and bids received from third parties. Accordingly, the special charge includes an impairment charge of $517 million for these aircraft fleets resulting from the anticipated decrease in future cash flows.

          Also as a result of the terrorist attacks, we furloughed approximately 20,000 employees across all work groups (pilots, flight attendants, mechanics, ramp service, customer service and management and salaried employees). In connection with the furloughs, we accrued severance costs of approximately $217 million, including a one-time curtailment charge relating to the accelerated recognition of unrecognized prior service costs for certain of the Company's pension plans.

         As a direct result of September 11, management made the decision to terminate all funding and labor resources for numerous capitalized projects that were in-process prior to September 11 and which did not provide any immediate economic or long-term safety benefits to customers or the airline. Therefore the special charge includes $107 million to write-off amounts previously expended on these cancelled capital projects. The projects and related amounts capitalized that were discontinued following September 11 included computer system development costs ($48 million), aircraft improvements ($33 million), airport facility improvements ($21 million) and other miscellaneous projects ($5 million).

         After announcing the furlough and the freeze on all capital expenditures, we determined that we were unlikely to meet certain commitments or provisions of certain executory contracts with third parties. The executory contracts are related to agreements with state and local governments ($157 million), aircraft improvements ($11 million) and facilities and other ($13 million).

          Additionally, we recorded a non-operating special charge of $49 million related to certain non-operating aircraft that were leased to others. The fair value of these aircraft was significantly impacted by the events of September 11.

         As part of the Air Transportation Safety and System Stabilization Act of 2001 (the "Act") enacted in response to the events of September 11, 2001, the federal government made $5.0 billion in federal grants available to the airline industry. We received a total of $782 million in grants under the Act, of which $652 million was received in 2001 and $130 million in 2002. These amounts represent our total allocation of grant money under the Act.

        Following is a reconciliation of activity related to the accruals for the reduction in force and early termination fees:

(In millions)	Reduction in force	Early termination fees
Balance at December 31, 2001	$ 87	$ 171
Accruals	67	39
Payments	(43)	(48)
Reversal of overaccruals	(44)	-
Balance at December 31, 2002	$ 67	$ 162
Accruals	59	-
Payments	(81)	-
Reversal of overaccruals	(40)	-
Balance at December 31, 2003	$ 5	$ 162

(4) Comprehensive Income

         Accumulated other comprehensive income (loss) is made up of the following (net of taxes in 2001):

	Unrealized	Unrealized	Minimum
(In millions)	Gain/(Loss)	Losses on	Pension
	on Investments	Derivatives	Liability	Total
Balance at December 31, 2000	$ 170	$ -	$ (7)	$ 163
Current year net change	(121)	(46)	(265)	(432)
Balance at December 31, 2001	$ 49	$ (46)	$ (272)	$ (269)
Current year net change	(44)	16	(2,364)	(2,392)
Balance at December 31, 2002	$ 5	$ (30)	$(2,636)	$(2,661)
Current year net change	(6)	7	(630)	(629)
Balance at December 31, 2003	$ (1)	$ (23)	$(3,266)	$(3,290)

        The tax effect of those items included in other comprehensive income in 2001 was as follows:

	Year Ended December 31
(In millions)	2001
		Tax	Net of
	Pre-Tax	Effect	Tax
Unrealized holding gains (losses) on
investments arising during period	$ 71	$ (26)	$ 45
Less: reclassification adjustment
for gains included in net income	261	(95)	166
Net unrealized holding gains (losses)	(190)	69	(121)
Net unrealized gains (losses) on derivatives	(72)	26	(46)
Minimum pension liability	(418)	153	(265)
Total other comprehensive income	$ (680)	$ 248	$(432)

        Unrealized gains (losses) on securities primarily represent gains (losses) on the Company's various investments as discussed in Note 7, "Investments."

(5) Other Income (Expense) - Miscellaneous

        Other income (expense) - "Miscellaneous, net" includes $4 million, $13 million and $21 million of foreign exchange losses in 2003, 2002 and 2001, respectively.

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

        In 2003, United and its subsidiaries incurred both a regular and an alternative minimum tax ("AMT") loss. The primary differences between our regular tax loss and AMT loss are the depreciation adjustments and preferences.

         In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. During 2002 and 2003, we recorded a valuation allowance against our deferred tax assets.

        The provision (credit) for income taxes is summarized as follows:

(In millions)	2003	2002	2001
Current -
Federal	$ -	$ (673)	$ (70)
State	-	6	1
	-	(667)	(69)
Deferred -
Federal	-	763	(1,050)
State	-	(96)	(95)
	-	667	(1,145)
	$ -	$ -	$(1,214)

         The significant components of the deferred income tax provision (credit) are as follows:

(In millions)	2003	2002	2001
Deferred tax provision (exclusive of the
other components listed below)	$ (1,117)	$ (537)	$(1,151)
Increase in the valuation allowance
for deferred tax assets	1,117	1,204	6
	$ -	$ 667	$ (1,145)

        The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	2003	2002	2001
Income tax provision at statutory rate	$(1,080)	$(1,164)	$(1,165)
State income taxes, net of federal income
tax benefit	(53)	(58)	(61)
Nondeductible employee meals	10	13	18
Valuation allowance	1,117	1,210	6
Other, net	6	(1)	(12)
	$ -	$ -	$(1,214)

        Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities for 2003 and 2002 are as follows:

(In millions)	2003		2002
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,915	$ 28	$ 1,755	$ 29
Depreciation, capitalized interest
and transfers of tax benefits	-	3,936	-	3,739
Federal and state net operating loss
carryforwards	1,917	-	1,627	-
Mileage Plus deferred revenue	177	-	177	-
Gains on sale and leasebacks	220	-	247	-
Rent expense	735	-	468	-
AMT credit carryforwards	294	-	294	-
Restructuring charges	445	-	66	-
Sale of affiliates	329	-	-	-
Other	1,107	971	923	839
Less: Valuation allowance	(2,327)	-	(1,210)	-
	$ 4,812	$ 4,935	$ 4,347	$ 4,607

        At December 31, 2003, United and its subsidiaries had $294 million of federal AMT credits and $1.9 billion of federal and state tax benefits resulting from $5.0 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. Federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023 and $0.3 billion expire in 2024.

        We have determined that it is more likely than not that our net deferred tax asset at December 31, 2003, will be realized through the reversals of existing deferred tax credits.

(7) Investments

        At December 31, 2000, United owned 15,940,000 shares (18%) in Galileo, a leading provider of electronic global distribution services for the travel industry. On October 1, 2001, Cendant Corporation ("Cendant") acquired all of the outstanding common stock of Galileo for a combination of stock and cash. As a result, we tendered all of our shares in Galileo for net proceeds of $65 million and 21 million shares in Cendant. We subsequently sold 14 million shares of Cendant common stock for net proceeds of $194 million in the fourth quarter of 2001. These transactions resulted in a gain of $261 million in 2001. In January 2002, we sold our remaining investment in Cendant for net proceeds of $137 million, resulting in a gain of $46 million.

        We also owned approximately 26% of Orbitz, an Internet travel web site. In December 2003, Orbitz completed an initial public offering ("IPO") of its stock, which resulted in a reduction of our ownership percentage. As a result, we recognized a gain of $23 million in accordance with Staff Accounting Bulletin No. 51. In addition, we sold a portion of our investment in Orbitz for cash proceeds of $65 million and recognized a gain of $54 million. At December 31, 2003, our ownership percentage in Orbitz was approximately 17%, and we continue to account for this investment using the equity method. The market value of our investment in Orbitz was $157 million at December 31, 2003.

(8) Liabilities Subject to Compromise

         Liabilities subject to compromise refers to liabilities that will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. These amounts result from known or potential claims to be resolved through the Chapter 11 process and such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. To date, such adjustments, as reflected in reorganization expense, have been material and we anticipate that future adjustments will be material as well. Settlement of these amounts will be established through the plan of reorganization.

         At December 31, we had liabilities subject to compromise consisting of the following:

(In millions)	2003	2002
Long-term debt, including accrued interest	$ 7,598	$ 8,331
Aircraft-related accruals and deferred gains	3,195	2,272
Capital lease obligations, including accrued interest	1,989	2,195
Accounts payable	295	329
Intercompany payables and loans	266	277
Other	741	571
	$ 14,084	$ 13,975

(9) Long-Term Debt

        As of December 31, 2003 and 2002, our long-term debt consisted only of the DIP Financing, which is described more fully in Note 1, "Voluntary Reorganization Under Chapter 11." All of the DIP Financing is classified as current as of December 31, 2003.

        All of our pre-petition debt is in default due to the Chapter 11 filing. In general, we are not permitted to make payments on pre-petition debt while in Chapter 11; however, to the extent we have reached agreements with certain financiers on specific aircraft governed by Section 1110 of the Bankruptcy Code, we have continued to make payments on the secured notes financing the aircraft with approval of the Bankruptcy Court. In addition, we have rejected certain aircraft that were originally financed under secured notes and have written off $407 million in principal amount of these notes. Our pre-petition debt, which is included in liabilities subject to compromise, consisted of the following as of December 31:

	December 31
(In millions)	2003	2002
Secured notes, 2.03% to 9.52%, averaging
5.83%, due through 2014	$ 6,388	$ 7,102
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	646
Special facility bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2035	493	493
	$ 7,527	$ 8,241

        During 2002, we refinanced approximately $525 million in interim financing through a $775 million private debt financing that refinanced certain aircraft. We also arranged long-term financing for approximately $314 million in debt that had been placed in interim financing facilities and refinanced $238 million in long-term debt through a sale-leaseback transaction.

        At December 31, 2003, we had recorded $493 million in special facilities revenue bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. We guarantee the payment of these bonds under various payment and loan agreements. The bond proceeds are restricted to expenditures on the facilities and unspent amounts are classified as other assets in the Statements of Consolidated Financial Position.

        As a result of reaching agreements for specific aircraft under Section 1110, we currently anticipate making the following principal payments under long-term debt agreements (including the DIP Financing) in each of the next five years: 2004 - $761 million; 2005 - $114 million; 2006 - $120 million; 2007 - $125 million and 2008 - $167 million. However, because the agreements are subject to change until such time as we emerge from bankruptcy, these expected payment amounts are also subject to change.

        Various assets, principally aircraft, having an aggregate book value of $9.9 billion at December 31, 2003, were pledged as security under various loan agreements.

         The carrying amount of our borrowings under the DIP Financing approximates the fair value. The fair value of our debt included in liabilities subject to compromise cannot be reasonably estimated at December 31, 2003.

(10) Lease Obligations

        United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. Consequently, we anticipate that our liabilities pertaining to leases, and related amounts discussed below, will change significantly in the future.

        At December 31, 2003, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2004	$ 768	$ 490	$ 256
2005	913	401	262
2006	799	370	262
2007	776	350	288
2008	766	340	206
After 2008	4,679	3,577	214
Total minimum lease payments	$ 8,701	$ 5,528	$ 1,488

        As of December 31, 2003, we leased 280 aircraft, 58 of which were under capital leases. These leases have terms of 5 to 26 years, and expiration dates ranging from 2004 through 2018. Under the terms of all leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the above amounts include lease payments related to our UAX contracts for 46 aircraft under capital leases and 119 aircraft under operating leases as described in Note 2(i), "Summary of Significant Accounting Policies - United Express."

        Certain of our aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, any and all residual value guarantee amounts contained in an aircraft lease are fully reflected as capital lease obligations on the Statements of Consolidated Financial Position.

        In connection with the financing of certain aircraft accounted for as capital leases, United had on deposit at December 31, 2003 an aggregate 20 billion yen ($185 million), 713 million euro ($479 million) and $15 million in certain banks and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to pay off an equivalent amount of recorded capital lease obligations.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.2 billion in 2003, $1.5 billion in 2002 and $1.4 billion in 2001.

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

        United recognized the following amounts related to transactions with ULS in 2003 and 2002:

(In millions)	2003	2002
Revenues	$ 378	$ 326
Commission expense and purchased services	(39)	(51)
Interest income	55	60

        Air Wis Services, Inc., a wholly owned subsidiary of UAL, owns Air Wisconsin, Inc. At December 31, 2003 and 2002, United had outstanding loans to Air Wisconsin, Inc. in the amount of $129 million and $149 million, respectively. As a result of the bankruptcy filing, these loans are classified as liabilities subject to compromise.

        As of result of the bankruptcy filing, we reclassified all intercompany accounts receivable to equity and all intercompany accounts payable to liabilities subject to compromise.

        Certain officers and key employees of United participate in UAL stock award plans. We have also awarded shares of restricted stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. The amortization of restricted stock resulted in $1 million in compensation expense being recorded in 2002 and $2 million in 2001.

        SFAS No. 123 establishes a fair value based method of accounting for stock options. As discussed in Note 2(m), "Summary of Significant Accounting Policies - Stock Option Accounting," we have elected to continue using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2002	2001
Risk-free interest rate	4.8%	6.4%
Dividend yield	0.0%	2.4%
Volatility	46.0%	36.0%
Expected life (years)	4.0	4.0

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

(12) Retirement and Postretirement Plans

        We have various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which cover substantially all employees. We also provide certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. During 2003, we modified the benefit plans for active employees and future retirees effective July 1, 2003.

        As part of the Chapter 11 process, we are currently seeking modifications to our retiree medical benefit obligations under Section 1114 of the Bankruptcy Code. We plan to propose modifications which would make the medical benefit plan and contributions of those who retired before July 1, 2003 comparable to the medical benefit plan and contributions provided to employees who retire after that date. The amounts disclosed below do not reflect the impact of the changes, if any resulting from the current Section 1114 process nor any additional changes to the benefit plans that could occur during the bankruptcy process.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted to provide a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. As allowed by FASB Staff Position No. 106-1, we elected to reflect the effects of the Medicare Act on our accumulated benefit obligation ("APBO") and net periodic postretirement benefit cost for 2003. The Medicare subsidy resulted in a decrease in the APBO of approximately $280 million but was immaterial to our 2003 financial results. Upon the issuance of specific authoritative guidance on accounting for the subsidy, we could be required to adjust previously reported information, which we believe will not materially affect our financial position or results of operations.

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans as of December 31 (utilizing a measurement date of December 31):

(In millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Benefit obligation at beginning of year	$ 12,673	$10,095	$ 3,965	$ 2,359
Service cost	295	399	86	100
Interest cost	815	809	225	211
Plan participants' contributions	2	2	23	11
Amendments	(66)	544	(1,382)	217
Actuarial (gain) loss	279	1,442	583	1,218
Curtailments	(81)	-	(113)	-
Foreign currency exchange rate changes	19	17	-	-
Special termination benefits	10	-	4	-
Benefits paid	(829)	(635)	(205)	(151)
Benefit obligation at end of year	$13,117	$12,673	$ 3,186	$ 3,965

Change in Plan Assets
	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$ 6,298	$ 7,575	$ 119	$ 118
Actual return on plan assets	1,400	(704)	6	6
Employer contributions	86	53	175	135
Plan participants' contributions	2	2	23	11
Foreign currency exchange rate changes	4	7	-	-
Benefits paid	(829)	(635)	(205)	(151)
Fair value of plan assets at end of year	$ 6,961	$ 6,298	$ 118	$ 119

Funded status	$ (6,156)	$ (6,377)	$(3,069)	$(3,846)
Unrecognized actuarial (gains) losses	3,903	4,456	2,048	1,677
Unrecognized prior service costs	870	1,150	(1,128)	209
Unrecognized net transition obligation	11	13	-	-
Net amount recognized	$ (1,372)	$ (758)	$(2,149)	$(1,960)

Amounts recognized in the statement of
financial position consist of:	2003	2002	2003	2002

Prepaid (accrued) benefit cost	$ (1,372)	$ (758)	$(2,149)	$(1,960)
Accrued benefit liability	(4,327)	(3,956)	-	-
Intangible asset	904	1,162	-	-
Accumulated other comprehensive income	3,423	2,794	-	-
Net amount recognized	$ (1,372)	$ (758)	$(2,149)	$(1,960)

Increase in minimum liability included
in other comprehensive income	$ 630	$ 2,364	na	na

        The following information relates to all pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31
(In millions)	2003	2002
Projected benefit obligation	$ 13,117	$ 12,673
Accumulated benefit obligation	12,653	11,009
Fair value of plan assets	6,961	6,298

        The net periodic benefit cost included the following components:

(In millions)	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$ 295	$ 399	$ 352	$ 86	$ 100	$ 68
Interest cost	815	809	722	225	211	149
Expected return on plan assets	(718)	(822)	(805)	(9)	(9)	(9)
Amortization of prior service cost
including transition obligation/(asset)	93	89	73	(57)	10	-
Curtailment charge	125	-	74	13	-	4
Special termination benefit	10	-	-	4	-	-
Recognized actuarial (gain)/loss	73	26	16	102	27	2
Net periodic benefit costs	$ 693	$ 501	$ 432	$ 364	$ 339	$ 214

        The weighted-average assumptions used for the plans were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.44%	4.30%	-	-

Weighted-average assumptions used to determine
net periodic benefit cost for years ended December 31
Discount rate	6.51%	7.50%	6.43%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.75%	8.00%	8.00%
Rate of compensation increase	3.24%	4.20%	-	-

        The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance.

(In millions)	2003	2002
Health care cost trend rate assumed for next year	9.00%	10.0%
Rate to which the cost trend rate is assumed to
decline (ultimate trend rate)	4.50%	4.50%
Year that the trend rate reaches the ultimate trend rate	2009	2009

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care trend rate would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 47	$ 37
Effect on postretirement benefit obligation	$ 294	$ 145

        The weighted-average asset allocations for our pension plans at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2003	2002
Equity securities	60%	58%
Fixed income	35	37
Other	5	5
Total	100%	100%

        Our targeted allocation of assets to the following fund types: 60% equities, 35% fixed income and 5% other, with expected long-term rates of return of 10%, 7.5% and 15%, respectively.

         We believe that the long-term asset allocation on average will approximate the targeted allocation and regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Pension expense is reduced by the expected return on plan assets, which is measured by assuming the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

        The weighted-average asset allocation for our other benefit plans at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2003	2002
Fixed income	99%	98%
Other	1	2
Total	100%	100%

        We expect to contribute approximately $1.1 billion to our defined benefit pension plan trusts and approximately $200 million to our other benefit plans in 2004. In addition, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the trusts:

	Pension Benefits	Other Benefits
2004	$ 795	$ 225
2005	809	235
2006	826	230
2007	845	235
2008	854	235
Years 2009 - 2013	4,446	1,152

(13) Commitments, Contingent Liabilities and Uncertainties

        General Guarantees and Indemnifications. In the normal course of business, we enter into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, we typically indemnify the lessors, and any tax/financing parties against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, we believe that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premise.

         Financings and Guarantees. In addition to common commercial lease transactions, we have entered into numerous long-term agreements to lease certain airport and maintenance facilities which are financed through tax-exempt special facilities revenue bonds and issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, we are required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt and have not made any payments on account of any of the municipal bonds issued on our behalf. At December 31, 2003, $1.2 billion principal amount of such bonds was outstanding. As of December 31, 2003, UAL and United had jointly guaranteed $60 million of such bonds and United had guaranteed $1.2 billion of such bonds, including accrued interest.

         Fuel Consortiums. We also participate in numerous fuel consortiums with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortium members and provide for the allocation of the overall costs to operate the consortium based on usage. The consortiums (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, the consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2003, approximately $475 million principal amount of such bonds are direct indebtedness of fuel consortiums at major hubs in which we participate. United's maximum exposure is approximately $230 million principal amount of such bonds based on our past consortium participation and will only trigger if the other participating carriers or consortium members default on their lease payments. The guarantees are set to expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. We did not record a liability at the time the indirect guarantees were made.

          EETC Debt. In 1997 and 2000, we issued Enhanced Equipment Trust Certificates ("EETCs") to refinance certain owned aircraft and aircraft under operating leases. A portion of these proceeds are direct obligations of United and were recognized in the Statements of Consolidated Financial Position while certain proceeds were placed in trusts not owned or affiliated with United. The proceeds placed in off-balance sheet trusts were used to refinance the remaining bank debt of the lessors in existing leveraged leases with United. As of December 31, 2003, approximately $300 million of these proceeds were placed in off-balance sheet trusts. For one of the trusts, United is the swap provider and pays fixed interest and receives variable interest which converts the trust's variable rate assets to fixed rate assets and converts United's variable rate lease payments to fixed rate lease payments.

         Legal and Environmental Contingencies. United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations.

         We record liabilities for legal and environmental claims against us in accordance with generally accepted accounting principles. These amounts are recorded based on our assessments of the likelihood of their eventual settlements. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims. In addition, as a result of the bankruptcy filing, as of the Petition Date, virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us. Accordingly, we have classified certain of these liabilities as liabilities subject to compromise.

        The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant; however, we believe that, under the Act, our liability will be limited to our insurance coverage.

         We have not incurred any material environmental obligations relating to the events of September 11, 2001.

         Commitments. At December 31, 2003, commitments for the purchase of property and equipment, principally aircraft, approximated $1.5 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require the payment of an estimated $0.1 billion in 2004, $0.4 billion in each of 2005 and 2006, $0.5 billion in 2007 and $0.1 billion in 2008 and thereafter for the purchase of A319, A320 and B777 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety, as a result of our discussions with aircraft manufacturers or as a result of our right to reject executory contracts as part of the bankruptcy process. Additionally, the disposition of advance payments to the manufacturers of $161 million is subject to the ultimate outcome of these discussions.

        Approximately 78% of United's employees are represented by various U.S. labor organizations. In April 2003, we reached agreements with all of our labor unions for new collective bargaining agreements. All of these agreements became effective on May 1, 2003 and become amendable in six years.

(14) Financial Instruments and Risk Management

        Derivative Financial Instruments - Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. The adoption of SFAS No. 133 resulted in a cumulative charge of $8 million, net of tax, to 2001 earnings. This primarily related to the changes in fair values of certain equity warrants that were not designated as qualifying hedging instruments.

       Hedges of Future Cash Flows

        Foreign Currency - United enters into forwards and currency swaps to reduce exposure to currency fluctuations on Japanese yen- and euro-denominated capital lease obligations. The cash flows of the forwards and swaps mirror those of the capital leases. These forwards and swaps have been designated as cash flow hedges of the foreign currency denominated lease payments. For these forwards and swaps, we exclude changes in fair value resulting from changes in the forward points in our assessment of effectiveness. Any gains or losses realized upon early termination of these forwards and swaps are recorded (net of tax) as a component of other comprehensive income and recognized in income as the hedged transaction impacts earnings. As a result of the bankruptcy filing, all swaps and forwards were terminated by the respective counterparties while out of the money. The outstanding liabilities for these swaps and forwards are recorded as liabilities subject to compromise.

        We also hedge some of the risks of exchange rate volatility on our anticipated future Japanese yen, euro, Canadian dollar, Australian dollar and British pound revenues by purchasing put options and on Hong Kong dollar revenues by entering into forward contracts. These options and forwards have a duration of less than one year and the amounts are synchronized with the expected cash receipts. Accordingly, the put options and forwards have been designated as cash flow hedges of the anticipated cash receipts. Changes in the fair value of purchased put option contracts, to the extent they are effective, are recorded as a component of other comprehensive income (net of tax) and then recognized as a component of passenger revenue when the underlying hedged revenue is recorded. We exclude, in our assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value. As of December 31, 2003, we have no outstanding currency hedges.

        Aircraft Fuel - From time to time, we use crude oil and heating oil forwards and options to hedge a portion of our price risk related to aircraft fuel purchases. These contracts have maturity dates of less than two years and have been designated as cash flow hedges of anticipated jet fuel purchases. These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income (net of tax), until the underlying hedged fuel is consumed. We determine the ineffective portion of the fuel forwards and options as the change in the fair value of the hedge contracts compared to the change in expected cash outflows for the hedged jet fuel. We exclude, in our assessment of effectiveness, changes in the fair value of these instruments that are a result of changes in their time value. As a result of the bankruptcy filing, all fuel hedges were terminated by the respective counterparties. The gain that resulted from the early termination of the hedges is recorded as a component of other comprehensive income and will be reclassified into earnings in the period of the original maturity of the hedges.

        Interest Rate - United is a party to a series of interest rate swaps that convert floating-rate operating leases to fixed-rate leases. We have designated these swaps as cash flow hedges of the floating-rate leases and recorded these contracts at fair value with the effective portion recorded as a component of other comprehensive income (net of tax). As of December 31, 2003, we had $130 million notional amount of interest rate swaps outstanding with a fair value to United of $(29) million.  The ineffectiveness resulting from the change in fair value of our interest rate hedge position was immaterial.

        The following is a reconciliation of current period changes of the portion of stockholders' equity relating to derivatives that qualify as cash flow hedges:

(In millions)	(decrease)/increase
Balance as of December 31, 2002	$ (30)
Current period increase in fair value	-
Reclassifications into earnings	7
Balance as of December 31, 2003	$ (23)

        As this balance is associated with aircraft financings for which we have yet to reach agreements with the financiers, we are unable to determine what amount, if any, will be recorded in earnings in the next twelve months.

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

        To reduce hedging costs, we sell a correlation option denominated in Japanese yen, euros, Canadian dollars, Australian dollars and British pounds. These correlation options are not designated as a hedge and the changes in the fair market value of the correlation options are included in "Miscellaneous, net." As of December 31, 2003, we have no yen forwards or correlation options outstanding.

(15) Segment Information

        United has a global route network designed to transport passengers and cargo between destinations in North America, the Pacific, the Atlantic and Latin America. These regions constitute United's four reportable segments.

         In accordance with DOT guidelines, we allocate passenger and cargo revenues for the North America segment based on the actual flown revenue for flights with an origin and destination in the U.S. Passenger and cargo revenue for international segments is based on the actual flown revenue for flights with an origin or destination in that segment. Other revenues that are not directly associated with a flight (such as Red Carpet Club membership fees) are allocated based on available seat miles flown in that segment.

         The accounting policies for each of these segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," except that segment financial information has been prepared using a management approach which is consistent with how we internally disperse financial information for the purpose of making internal operating decisions. We evaluate performance based on earnings before income taxes, special charges, government compensation and gains on sales. A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

(In millions)	Year Ended December 31, 2003
					Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$9,083	$2,122	$1,761	$ 432	$ 13,398
Interest income	77	15	15	3	110
Interest expense	280	144	96	22	542
Equity in earnings of affiliates	(4)	-	-	-	(4)
Depreciation and amortization	595	188	140	37	960
Loss before income taxes,
special charges, gains on sales
and stabilization grant	(1,237)	(361)	(164)	(92)	(1,854)

(In millions)	Year Ended December 31, 2002
					Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$9,061	$2,483	$1,883	$ 489	$ 13,916
Interest income	74	20	15	4	113
Interest expense	338	126	106	31	601
Equity in earnings of affiliates	1	-	-	-	1
Depreciation and amortization	599	175	138	36	948
Loss before income taxes,
special charges, gains on sales
and stabilization grant	(2,298)	(565)	(369)	(194)	(3,426)

(In millions)	Year Ended December 31, 2001
					Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$10,664	$2,663	$2,081	$ 679	$ 16,087
Interest income	63	16	12	4	95
Interest expense	329	81	101	29	540
Equity in earnings of affiliates	4	1	1	-	6
Depreciation and amortization	689	161	153	18	1,021
Loss before income taxes,
special charges, gains on sales
and stabilization grant	(1,771)	(580)	(386)	(141)	(2,878)

(In millions)	2003	2002	2001
Total earnings for reportable segments	$ (1,854)	$ (3,426)	$ (2,878)
Special charges	(429)	(67)	(1,362)
Reorganization items	(1,179)	(10)	-
Government compensation	300	130	652
Gains on sales	77	46	261
Total earnings (loss) before income taxes,
extraordinary item and cumulative effect	$ (3,085)	$ (3,327)	$ (3,327)

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

(16) Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	2003	2002	2001
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 490	$ 506	$ 411
Income taxes	-	54	38

Non-cash transactions:
Long-term debt incurred in connection
with additions to equipment	-	733	669
Capital lease obligations incurred	191	-	-
Increase (decrease) in pension intangible assets	(258)	600	307
Net unrealized gain (loss) on investments	2	(27)	(167)

(17) Selected Quarterly Financial Data (Unaudited)

(In millions)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2003:
Operating revenues	$ 3,107	$ 3,035	$ 3,757	$ 3,499	$ 13,398
Loss from operations	(868)	(476)	(37)	(231)	(1,612)
Net loss	$ (1,385)	$ (654)	$ (416)	$ (630)	$ (3,085)

2002:
Operating revenues	$ 3,196	$ 3,706	$ 3,645	$ 3,369	$ 13,916
Loss from operations	(706)	(536)	(699)	(1,071)	(3,012)
Net loss	$ (496)	$ (363)	$ (911)	$ (1,557)	$ (3,327)

        The quarterly results are impacted by the following significant items:

        During the first quarter of 2003, we recorded a non-operating special charge of $137 million in connection with Air Canada's CCAA filing. We also recorded $249 million for reorganization items in connection with our bankruptcy filing in non-operating expense.

        During the second quarter of 2003, we recorded $152 million in curtailment charges as a result of the revaluation of certain pension and postretirement plans. Additionally, we recognized $300 million in compensation under the Wartime Act in non-operating income and recorded an additional $398 million in reorganization items.

        During the third quarter of 2003, we recorded an impairment charge of $26 million in operating expense for the impairment of the B767-200 fleet and incurred a $25 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft. We also recorded an additional $237 million in reorganization items in the third quarter.

        During the fourth quarter of 2003, we recognized a gain of $78 million on the sale of our investment in Orbitz. Additionally, we recorded a special charge of $89 million for the write-off of certain non-operating aircraft leased to Air Canada and recorded an additional $294 million in reorganization items.

        During the first quarter of 2002, we recognized a gain of $46 million in non-operating income on the sale of our remaining investment in Cendant.

        During the second quarter of 2002, we recognized $80 million in compensation under the Stabilization Act as non-operating income.

        During the third quarter of 2002, we recorded $418 million in non-cash tax expense to establish a valuation allowance against our deferred tax asset and recognized an additional $50 million in compensation under the Stabilization Act.

        During the fourth quarter of 2002, we recorded a special charge of $67 million for severance related to furloughs announced for various employee groups. In addition, we recorded $10 million of reorganization items in non-operating expense related to our bankruptcy filing and we recorded $326 million in additional non-cash tax expense to achieve a 0% effective tax rate for the full year.

        Each of the above items is described more fully in Note 3, "Special Charges", Note 6, "Income Taxes" and Note 7, "Investments."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        For information regarding the Company's change in independent auditors from Arthur Andersen LLP to Deloitte and Touche LLP, please refer to United's Form 8-K filed with the SEC on May 2, 2002.

ITEM 9A.  CONTROLS AND PROCEDURES.

      An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the directors of the Company, each of whom is also an executive officer of the Company, is as follows:

Directors.

        Glenn F. Tilton.Age 55.  Director since 2002.  Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL (holding company) and the Company, a wholly owned subsidiary of UAL (air transportation) since September 2002.  From October 2001 to August 2002, he served as Vice Chairman of ChevronTexaco Corporation (global energy).  In addition, from December 2001 to September 2002 he served as Non-Executive Chairman of Dynegy, Inc. (energy). From February to October 2001 he served as Chairman and Chief Executive Officer of Texaco Inc. (global energy).  He previously served as President of Texaco's Global Business Unit.  He serves as a director of Lincoln National Corporation.

        Frederic F. Brace.  Age 46.  Director since 2001. Mr. Brace has been Executive Vice President and Chief Financial Officer of UAL and the Company since August 2002.  From September 2001 to August 2002, Mr. Brace served as UAL and the Company's Senior Vice President and Chief Financial Officer.  From July 1999 to September 2001, Mr. Brace had served as the Company's Senior Vice President - Finance and Treasurer.  From February 1998 through July 1999, he served as Vice President - Finance of the Company. He serves as a director of Electric City Corp.

        Douglas A. Hacker.  Age 48.  Director since 2002. Mr. Hacker has beenExecutive Vice President -Strategy of UAL and the Company since December 2002.  From September 2001 to December 2002, Mr. Hacker served as the Company's Executive Vice President and President of UAL Loyalty Services, Inc., a wholly owned subsidiary of UAL (manages non-core marketing business and other strategic assets of UAL). From July 1999 to September 2001, Mr. Hacker had served as UAL's Executive Vice President and Chief Financial Officer and as the Company's Executive Vice President Finance & Planning and Chief Financial Officer. From July 1994 to July 1999, he served as Senior Vice President and Chief Financial Officer of the Company. He serves as a director of Orbitz, Inc.

        Peter D. McDonald.  Age 52.  Directors since 2002. Mr. McDonald has been Executive Vice President - Operations of UAL and the Company since September 2002.  From January to September 2002, Mr. McDonald served as the Company's Senior Vice President - Airport Operations.  From May 2001 to January 2002, he served as the Company's Senior Vice President - Airport Services.  From July 1999 to May 2001, he served as Vice President - Operational Services.  From July 1995 to July 1999, he served as Managing Director - Los Angeles Metro Area for the Company.

        John P. Tague. Age 41. Director since May 29, 2003. Mr. Tague has been Executive Vice President - Customer of UAL and the Company since May 2003. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holding Corp. (air transportation). He serves as a director of Pacer International, Inc.

Executive Officers.

        In addition to the executive officers described above, information regarding the other executive officers of the Company is as follows:

       Sara A. Fields.  Age 60.  Ms. Fields has been Senior Vice President - People of the Company since December 2002. From January to December 2002, Ms. Fields served as the Company's Senior Vice President - People Services and Engagement. Ms. Fields previously served as Senior Vice President - Onboard Service of the Company.

        Paul R. Lovejoy.  Age 49.  Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of UAL and the Company since June 2003.  From September 1999 to June 2003, he was a partner with Weil, Gotshal & Manges, LLP (law firm). He previously served as Assistant General Counsel of Texaco Inc.

         Rosemary Moore.  Age 53. Ms. Moore has been the Senior Vice President - Corporate and Government Affairs of the Company since December 2002. From November to December 2002, Ms. Moore had been the Senior Vice President - Corporate Affairs of the Company. From October 2001 to October 2002, she was the Vice President - Public and Government Affairs of ChevronTexaco Corporation. From June 2000 to October 2001, she was Vice President - Corporate Communications and Government Affairs of Texaco, Inc. From September 1996 to June 2000, she was an independent consultant.

        There are no family relationships among the executive officers or the directors of the Company. Our executive officers of the Company serve at the discretion of the UAL Corporation Board of Directors.

Code of Ethics

        UAL Corporation has adopted a code of business conduct and ethics for directors, officers (including UAL and United's principal executive officer, principal financial officer and principal accounting officer or controller) and employees of UAL, United and its subsidiaries, known as "Our Code of Business Conduct". The Code is available on United's website at http://www.united.com/page/article/0,1360,50581,00.html or at www.united.com under "About United/Company Information/Investor Relations/Corporate Governance/Code of Conduct".

ITEM 11.  EXECUTIVE COMPENSATION.

Director Compensation

      Each director of the Company is also a United employee. We do not pay our employees additional compensation for their services as directors.

Executive Compensation

Summary Compensation Table

		Annual Compensation			Long Term Compensation			All Other Compensation ($)(5)
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (4)

Glenn F. Tilton Chairman, President, Chief Executive Officer	2003 2002	745,749 312,314	0 3,000,000	31,478 88,683	0 287,000	0 1,150,000	0 0	0 4,500,000

Douglas A. Hacker Executive Vice President - Strategy	2003 2002 2001	582,000 524,100 515,000	0 0 192,880	11,811 111,260 70,037	0 0 0	0 0 60,700	2,083,492 161,693 160,116	3,253 37,387 41,482
Frederic F. Brace Executive Vice President and Chief Financial Officer	2003 2002 2001	461,066 445,717 350,953	232,500 0 0	5,049 33,552 38,193	0 82,000 0	0 200,000 52,300	0 0 0	960 9,884 12,166

Peter D. McDonald Executive Vice President - Operations	2003 2002	443,301 301,818	226,500 0	4,379 32,913	0 58,500	0 157,650	0 0	1,350 8,963

Paul R. Lovejoy Senior Vice President, General Counsel and Secretary	2003	225,323	212,500	14,497	0	0	0	0

(1) Amounts for Messrs. Brace, McDonald and Lovejoy were paid under the UAL Corporation Retention and Recognition Bonus Plan (referred to as the key employee retention plan or KERP). Any bonus for 2003 under the UAL Corporation Performance Incentive Plan for the named executive officers is not calculable at the time of filing this report as the Human Resources Subcommittee has not determined the amounts to pay the officers at this time.

(2) The amounts under "Other Annual Compensation" include payments to the named executive officers to cover their tax liabilities incurred in connection with the free transportation and cargo shipment on United that it provides to the officers as well as for Messrs. Tilton and Lovejoy, payments to cover tax liabilities associated with relocation and temporary living expenses.

(3)  The number and value of restricted stock holdings as of December 31, 2003 for each of Messrs. Brace and Hacker is 25,000 shares and $35,750. These grants vest 100% five years from the date of grant. In 2003, Mr. McDonald forfeited his restricted stock holdings. For Mr. Tilton the number and value of restricted stock holdings as of December 31, 2003 is 75,000 shares and $143,000.  This grant vests in four annual installments beginning September 2, 2003. Dividends are paid on these restricted shares/units to the extent paid on our common stock.  UAL expects that these shares will be cancelled upon exit from bankruptcy.

(4)  Amounts represent awards under the UAL Loyalty Services ("ULS") long-term incentive plan ("LTIP") which was adopted in 2000. For 2003, amount represents award accrued for the net value created of ULS asset portfolio during the performance period under the LTIP. This award was reduced significantly from its stated dollar amount and the unvested portion was forfeited when the LTIP was amended in June 2003. This amount is subject to reduction based on the proportionate amount paid to all eligible participants if the total payments for all LTIP awards exceed the maximum amount specified in the LTIP. In addition, this amount is expected to be paid only upon UAL's emergence from bankruptcy and is contingent upon Mr. Hacker's continued employment at that time. For 2002 and 2001, amount represents a payment under the LTIP equal to Mr. Hacker's vested interest in net value created of ULS' asset portfolio upon a liquidating event involving a sale of a portfolio asset.

(5)  Amount in 2003 includes split dollar life insurance compensation for Messrs. Brace, Hacker and McDonald in the amount of $3,253, $960 and $1,350, respectively. For Mr. Tilton, amount in 2002 represents $4.5 million paid by the Company into three secular trusts on Mr. Tilton's behalf. The secular trusts are described in more detail under "Employment Contracts and Arrangements - Mr. Tilton's Employment Agreement."

Aggregated 2003 FY-End Option Values
         The table below provides information about stock options held at the end of 2003 by the officers named in the Summary Compensation Table.  No options were exercised by these officers in 2003. The option exercise price was higher than the fair market value of the underlying stock at year-end. The options are exercisable into shares of UAL Corporation common stock.

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Glenn F. Tilton	287,500/862,500	0/0
Douglas A. Hacker	337,800/46,600	0/0
Frederic F. Brace	230,750/107,750	0/0
Peter D. McDonald	42,550/13,700	0/0
Paul R. Lovejoy	0/0	0/0

Pension Plan Table

Years of Participation

Final Average Pay	1	5	10	15	20	25	30	35
$200,000	$3,260	$16,300	$32,600	$48,900	$65,200	$81,500	$97,800	$114,100
400,000	6,520	32,600	65,200	97,800	130,400	163,000	195,600	228,200
600,000	9,780	48,900	97,800	146,700	195,600	244,500	293,400	342,300
800,000	13,040	65,200	130,400	195,600	260,800	326,000	391,200	456,400
1,000,000	16,300	81,500	163,000	244,500	326,000	407,500	489,000	570,500

        This table is based on retirement at age 65 and selection of a straight life annuity (other annuity options are available, which would reduce the amounts shown).  The amount of the normal retirement benefit under the plan is the product of 1.63% times years of credited participation in the plan times final average pay (highest five of last ten years of covered compensation).  The retirement benefit amount is not offset by the participant's social security benefit.   The only compensation used in calculating benefits under the plan is base salary. Under the qualified plan, years of participation for persons named in the compensation table are as follows: Mr. Hacker - 10 years; Mr. Brace - 15 years; Mr. McDonald - 33 years and Mr. Tilton - 3 months. Mr. Tilton began participation in the Company's qualified plan on October 1, 2003. Since Mr. Lovejoy joined the Company in June of 2003, he is not eligible to participate in the Company's qualified plan until July 1, 2004.  The amounts shown do not reflect limitations imposed by the Internal Revenue Code on retirement benefits that may be paid under plans qualified under the code.  United has agreed to provide under non-qualified plans the portion of the retirement benefits earned under the pension plan that would otherwise be subject to code limitations.

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

        In connection with the hiring of Mr. Tilton, United agreed to provide a pension make-whole payment, which is described below.

Employment Contracts and Arrangements

Mr. Tilton's Employment Agreement

        Mr. Tilton was elected Chairman, President and Chief Executive Officer of UAL and United on September 2, 2002.  UAL and the Company entered into a five-year employment agreement with Mr. Tilton in 2002, which agreement was amended on December 8, 2002 and again on February 17, 2003 in connection with the Company's bankruptcy filing.  The amended agreement provides for an annual base salary of $845,500 (which reflects an 11% reduction from the original amount), and is subject to increases as part of the normal salary program for UAL and the Company's senior executives.  On April 4, 2003, Mr. Tilton agreed to an additional 14% reduction in base salary from $845,500 to $712,500 effective April 1, 2003. The agreement also provided Mr. Tilton a $3 million signing bonus, which Mr. Tilton will be required to repay if he voluntarily resigns other than for good reason or the Company terminates him for cause on or before the earlier of June 1, 2004 or the date a plan of reorganization is approved by the Bankruptcy Court.

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

        If Mr. Tilton's employment is terminated by the Company without "cause," or by him for "good reason," or if there is a "change in control," the Company will pay him his base salary as reduced by the December 8th amendment, any annual bonus and any earned and vested benefits he may be entitled to through the termination date.  The Company will also pay Mr. Tilton a lump sum payment equal to his base salary reduced by the December 8th amendment and target bonus multiplied by the greater of (1) the remaining term of his agreement or (2) three years.  Mr. Tilton's other benefits will be continued for this period.  All long-term incentive awards will immediately vest on the termination date, including any unvested stock options or restricted stock awards.  Under Mr. Tilton's agreement, a "change of control" is defined as: (1) a merger, consolidation or sale of substantially all the Company's assets in which the voting securities of the Company immediately before the merger, consolidation or sale represent less than 80% of the voting power after the merger, consolidation or sale; (2) the acquisition by a person or group of 25% or more of the voting securities of the Company; (3) the UAL shareholders approve any plan or proposal for the liquidation of the Company; (4) a change in the majority of the Board over a 24-month period (unless the new directors were approved by a two-thirds majority of prior directors); or (5) any other event or transaction that the Board of Directors determines is a change of control.

        A "change of control" will generally not arise as a result of events occurring prior to or on account of a plan of reorganization of the Company under Chapter 11 of the Bankruptcy Code, unless (1) there is a merger with another commercial airline and the holders of the claims and/or interests in the Company before the merger have less than 80% of the combined voting power after the merger; or (2) creditors of the Company with an intent to control the management and policies of the Company on an on-going basis acquire at least 25% of the voting securities of the Company; or (3) a sale of the assets of the Company to another commercial airline, unless the creditors and/or interest holders in the Company receive, directly or indirectly, at least 80% of the combined voting power of the acquirer.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        UAL owns all of the outstanding shares of United Air Lines, Inc. The directors and executive officers do not own shares in United Air Lines, Inc. The Company does not have any equity based compensation plans.

        The following table sets forth the number of shares of UAL common stock owned as of February 20, 2004, by each director, and each executive officer of the Company included in the Summary Compensation Table, and by our directors and executive officers as a group.  The owner exercises sole voting and investment power over the UAL securities (other than unissued securities which ownership the Company has imputed to the owner).

Name of Director or Executive Officer and Group	Common Stock Beneficially Owned(1)	Percent Of Class
Frederic F. Brace	294,175	*
Douglas A. Hacker	394,225	*
Peter D. McDonald	50,650	*
John P. Tague	0	*
Glenn F. Tilton	362,500	*
Directors and Executive Officers as a Group (8 persons)	1,361,076	1.2
*        Less than 1%

(1)     These numbers include options exercisable within 60 days of February 20, 2004 for Brace 269,175, Hacker 369,225, McDonald 50,650, and Tilton 287,500 and for the group 234,526.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There are no Human Resources Committee interlocks or insider participation at the Company. For a description of the Human Resources Committee Interlocks and Insider Participation at UAL, please refer to the UAL Corporation Form 10-K for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Accountant Fees

       The aggregate fees billed for professional services rendered by Deloitte & Touche in 2003 and 2002 are as follows:

Service	2003	2002
Audit Fees	$1,322,546	$ 908,000
Audit-Related Fees	696,289	485,000
Tax Fees	310,585	112,215
All Other Fees	694,470	300,679
Total	$3,023,890	$1,805,894

        Fees for audit services related to 2003 and 2002 consist of audits of the Company's consolidated financial statements, limited reviews of the Company's consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges, statutory audits of the Schedule of Airport Improvement Fees and statutory audits of certain subsidiary's financial statements.

        Fees for audit-related services billed in 2003 consisted of audits of employee benefit plans and the United Airlines Foundation, financial accounting and reporting consultations, Sarbanes-Oxley Act readiness assistance and bankruptcy accounting consultation. Fees for audit-related services billed in 2002 consisted of audits of employee benefit plans, the United Airlines Foundation and passenger and property screening costs and an audit certification for a foreign jurisdiction.

        Fees for tax services billed in 2003 consisted of assistance with tax issues in certain foreign jurisdictions, preparation of expatriate tax returns, state tax returns and bankruptcy tax assistance. Fees for tax services in 2002 consisted of preparation of expatriate tax returns.

        Fees for all other services billed in 2003 consisted of government contracting consulting services, preparation of employee payroll tax filings, annual tax software license fees and expatriate tax consultation. Fees for all other services billed in 2002 consisted of annual tax software license fees and expatriate tax consultation.

        All of the services in 2003 under the Audit Related, Tax and All Other Fees categories above have been approved by the UAL Corporation Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

The Company does not have an Audit Committee. For a description of the UAL Corporation Audit Committee Pre-Approval Policy and Procedures, please refer to the UAL Corporation Form 10-K for the year ended December 31, 2003.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

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

(b)     Reports on Form 8-K.

        No current reports on Form 8-K were filed by United in the fourth quarter of 2003.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2004.

UNITED AIR LINES, INC.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President and
Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 1st day of March 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President and Chief Executive Officer and a Director (principal executive officer)

/s/ Frederic F. Brace
Frederic F. Brace Executive Vice President and Chief Financial Officer and a Director (principal financial officer)

/s/ M. Lynn Hughitt
M. Lynn Hughitt
Vice President and Controller
(principal accounting officer)

/s/ Douglas A. Hacker
Douglas A. Hacker
Director

/s/ Peter D. McDonald
Peter D. McDonald
Director

/s/ John P. Tague
John P. Tague
Director

Schedule II

United Air Lines, Inc. and Subsidiary Companies

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(In millions)

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Year

Year Ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 14	$ 37	$ 24	$ 27

Obsolescence allowance -
Flight equipment spare parts	$ 55	$ 27	$ 12	$ 70

Valuation allowance for
deferred tax assets	$ -	$ 6	$ -	$ 6

Year Ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 27	$ 38	$ 41	$ 24

Obsolescence allowance -
Flight equipment spare parts	$ 70	$ 14	$ 27	$ 57

Valuation allowance for
deferred tax assets	$ 6	$1,204	$ -	$1,210

Year Ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 24	$ 27	$ 29	$ 22

Obsolescence allowance -
Flight equipment spare parts	$ 57	$ 14	$ 35	$ 36

Valuation allowance for
deferred tax assets	$1,210	$1,117	$ -	$2,327

F-1

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of United (filed as Exhibit 3.1 of United's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

3.2	By-laws of United (filed as Exhibit 3.2 of United's Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

4.1	Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.7 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.2	First Amendment and Limited Waiver dated February 19, 2003 to Debtor in Possession Credit Agreement dated December 24, 2002 by and among United Air Lines, Inc., the United subsidiaries named therein, the Lenders named therein and Bank One, NA, as agent (filed as Exhibit 4.8 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.3	Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al (filed as Exhibit 4.9 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.4	First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al (filed as Exhibit 4.10 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.5	Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al (filed as Exhibit 4.11 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

4.6	Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain Subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al (filed as Exhibit 4.12 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

United's indebtedness under any single instrument does not exceed 10% of United's total assets on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

10.1	United Supplemental Retirement Plan (filed as Exhibit 10.35 to UAL Corporation's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.2	Description of Officer Benefits (filed as Exhibit 10.45 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.3	2000 Agreement between United Air Lines, Inc. and the Air Line Pilots in the service of United Air Lines, Inc. represented by ALPA (filed as Exhibit 10.41 to UAL Corporation's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

10.4	UAL Corporation 2000 Incentive Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.5	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.6	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.7	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.8	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL Corporation's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.9	Letter Agreement dated April 4, 2003 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.10	Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.11	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.12	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.13	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.14	Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.15	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.16	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.17	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.18	Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.19	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.20	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

10.21	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company

10.22	Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.23	Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

10.24	Addendum to Restricted Stock Agreement dated October 24, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.65 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.25	Addendum to Non-Qualified Stock Option Agreement dated March 1, 2002 between UAL Corporation and Frederic F. Brace (filed as Exhibit 10.66 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.26	Addendum to Non-Qualified Stock Option Agreement dated February 27, 2002 between UAL Corporation and Peter D. McDonald (filed as Exhibit 10.67 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.27	UAL Corporation 1998 Restricted Stock Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference)

10.28	UAL Corporation 2002 Share Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.29	UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.30	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.31	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

10.32	First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.33	UAL Corporation Success Sharing Program - Performance Incentive Plan (filed as Exhibit 10.41 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

10.34	United Supplemental Retirement Plan as amended and restated May 15, 2003 (filed as Exhibit 10.44 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges

21	List of United's subsidiaries (filed as Exhibit 21 to UAL Corporation's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

23	Consent of Independent Public Accountants

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

        With respect to the documents incorporated by reference to this Form 10-K, United's Commission File Number is 1-11355 and UAL's Commission File Number is 1-6033.