Form 10-Q
period 2004-03-31
UNITED AIR LINES INC
filed 2004-05-03
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2004
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Financial Position (Unaudited)

(In Millions)

	March 31	December 31
Assets	2004	2003

Current assets:
Cash and cash equivalents	$ 1,365	$ 1,163
Restricted cash	661	657
Short-term investments	8	52
Receivables, net	954	837
Related party receivables	-	8
Income tax receivables	-	4
Deferred income taxes	35	26
Inventories, net	207	264
Prepaid expenses and other	425	409
	3,655	3,420

Operating property and equipment:
Owned	17,948	17,953
Accumulated depreciation and amortization	(5,257)	(5,108)
	12,691	12,845

Capital leases	2,721	2,721
Accumulated amortization	(581)	(555)
	2,140	2,166
	14,831	15,011

Other assets:
Investments	45	47
Intangibles, net	382	382
Pension assets	904	904
Aircraft lease deposits	488	679
Prepaid rent	78	79
Other, net	651	663
	2,548	2,754

	$21,034	$21,185

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Financial Position (Unaudited)

(In Millions)

	March 31	December 31
Liabilities and Stockholder's Equity	2004	2003

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 630	$ 689
Advance ticket sales	1,669	1,330
Accrued salaries, wages and benefits	2,100	2,292
Accounts payable	505	492
Related party accounts payable	307	211
Other	1,056	968
	6,267	5,982

Long-term obligations under capital leases	158	163

Other liabilities and deferred credits:
Deferred pension liability	4,976	4,747
Postretirement benefit liability	1,973	1,924
Deferred income taxes	157	150
Other	290	288
	7,396	7,109

Liabilities subject to compromise	13,908	14,084
Commitments and contingent liabilities (See note)

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,603	1,603
ESOP capital	3,988	3,988
Retained deficit	(7,381)	(6,839)
Accumulated other comprehensive loss	(3,290)	(3,290)
Receivables from affiliates	(1,615)	(1,615)
	(6,695)	(6,153)

	$21,034	$ 21,185

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Statements of Consolidated Operations (Unaudited)

(In Millions)

	Three Months Ended
	March 31
	2004	2003
Operating revenues:
Passenger - United Airlines	$ 2,933	$ 2,548
Passenger - Regional Affiliates	293	-
Cargo	148	164
Other	252	395
	3,626	3,107
Operating expenses:
Salaries and related costs	1,241	1,524
Aircraft fuel	603	571
Commissions	93	73
Purchased services	352	335
Aircraft rent	138	202
Landing fees and other rent	231	239
Depreciation and amortization	228	232
Regional affiliates	374	-
Cost of sales	187	362
Aircraft maintenance	185	118
Other	297	319
	3,929	3,975

Loss from operations	(303)	(868)

Other income (expense):
Interest expense	(123)	(147)
Interest capitalized	-	1
Interest income	22	16
Equity in losses of affiliates	(3)	-
Non-operating special charges	-	(137)
Reorganization items, net	(130)	(249)
Miscellaneous, net	(6)	(1)
	(240)	(517)

Loss before income taxes	(543)	(1,385)
Credit for income taxes	-	-

Net loss	$ (543)	$(1,385)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

(Debtor and Debtor-in-Possession)

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In Millions)

	Three Months
	Ended March 31
	2004	2003
Cash and cash equivalents at beginning
of period	$ 1,163	$ 718

Cash flows from operating activities	392	(223)

Cash flows from reorganization activities:
Reorganization items, net	(130)	(249)
Write off of Company lease certificates	-	215
Increase in liabilities	93	24
	(37)	(10)

Cash flows from investing activities:
Additions to property and equipment	(60)	(36)
Proceeds on disposition of property and
equipment	7	6
Increase in restricted cash	(4)	(66)
Decrease in short-term investments	44	119
Increase in related party receivables	(4)	(1)
Other, net	(5)	(32)
	(22)	(10)

Cash flows from financing activities:
Proceeds from DIP Financing Repayment of DIP Financing	- (62)	92 -
Repayment of long-term debt	(44)	(65)
Principal payments under capital
lease obligations	(169)	(53)
Decrease in advances/loans with affiliates	(4)	(10)
Aircraft lease deposits, net	148	1
	(131)	(35)

Increase (decrease) in cash and cash equivalents	202	(278)

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,365	$ 440

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 157	$ 103

Non-cash transactions:
Net unrealized gain (loss) on investments	$ (1)	$ (2)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies

Notes to Consolidated Financial Statements (Unaudited)

The Company

        United Air Lines, Inc. ("United," "we," "our" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

        We prepared the consolidated financial statements shown here as required by the Securities and Exchange Commission ("SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles have been condensed or omitted as permitted by the SEC. We believe that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, reorganization items and other special charges described below) that are considered necessary for a fair presentation of our financial position and operating results. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2003.

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

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our plan of reorganization, and any disagreements between the Creditors' Committee and us could protract the Chapter 11 process, hinder our ability to operate during the Chapter 11 process, and delay our emergence from Chapter 11.

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

        All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed (except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract). Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related pre-petition liabilities are automatically stayed for 60 days only (our automatic stay ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

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

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. In addition, as part of on-going negotiations with financiers, we have converted many long-term financing arrangements into short-term operating leases and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Currently, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expiring on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, June 30, 2004) or the date of a disclosure statement hearing in connection with a proposed plan of reorganization.

        In general, if we reject an executory contract, unexpired lease or aircraft, it is treated as a pre-petition breach of the lease or contract in question and, subject to certain exceptions, relieves us of performing any future obligations but entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise have increased, and are likely to increase in the future, as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease we are required to cure most existing defaults under such contract or lease. We expect that the assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        We are currently seeking modifications to our retiree medical benefit obligations under Section 1114 of the Bankruptcy Code. We have proposed modifications which would make the medical benefit plan of those who retired before July 1, 2003 the same as the medical benefit plan provided to employees who retire after that date. We have also proposed an increase in the amount of contributions that most individuals who retired before July 1, 2003 would have to pay towards their medical benefits. While we are currently working with retiree representatives to achieve consensual agreements, such an outcome is not assured. If we do not reach consensual agreements, we will seek Bankruptcy Court approval of such modifications. The Bankruptcy Court has issued an order requiring us to file a motion seeking to modify retiree benefits by May 21, 2004, with a hearing to follow beginning June 11, 2004, if consensual modifications have not been reached by such date. There can be no assurance, however, that the Bankruptcy Court will adhere to this schedule or approve such modifications.

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations and other liabilities subject to compromise, set forth our revised capital structure and establish our corporate governance subsequent to exit from bankruptcy. We are currently operating under an "exclusive period" which expires June 30, 2004, during which we are the only party permitted to file a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous other ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        DIP Financing.In connection with the Chapter 11 filings, the Company arranged a debtor-in-possession secured financing ("DIP Financing"). The DIP Financing consists of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A., and The CIT Group/Business Credit, Inc. ("Club Facility"). As of March 31, 2004, we had $240 million in outstanding borrowings under the Bank One Facility and $362 million under the Club Facility. Repayment of the Bank One Facility began in March 2004 and will be completed by July 2004. While the Club Facility matures on July 1, 2004, we are currently in negotiations with the Club Facility lenders to extend and modify certain terms of the agreement to more favorable terms as a reflection of our improved financial condition.

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

        SOP 90-7 requires that the financial statements separate transactions and events that are directly associated with the restructuring from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses, and provisions for losses) directly related to the reorganization and restructuring of the business are reported separately in the financial statements. The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise both from those that are not subject to compromise as well as from all post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filings, the realization of assets and the satisfaction of liabilities (without substantial adjustments and/or changes in ownership) are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable DIP Financing covenants, or otherwise as permitted in the ordinary course of business, we may sell or dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, our plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

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

New Accounting Pronouncements - Consolidation of Variable Interest Entities

        Issued in January 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and subsequently revised in December 2003 with the Financial Accounting Standards Board ("FASB") interpretation of FIN 46 ("FIN 46R"), requires the "primary beneficiary" of a variable interest entity ("VIE") to include the VIE's assets, liabilities and operating results in its consolidated financial statements. FIN 46 also requires the disclosure of information about the VIE's assets and liabilities and the nature, purpose and activities of consolidated VIEs in its financial statements. Additionally, FIN 46R requires disclosure of information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest.

        Certain legal entities established by various governmental municipalities for the purpose of issuing special facility revenue bonds are not subject to the provisions of FIN 46R. Also, certain entities with which the Company has capacity purchase agreements are not consolidated as these arrangements are not considered VIEs, but rather businesses as defined by FIN 46R, or because United is not considered the primary beneficiary of the VIE. We have also evaluated our interests in VIEs including those related to financing and leasing of aircraft and certain fuel consortia arrangements that are used to maintain fuel storage and distribution facilities. We have concluded that while the Company holds interests in these VIEs, we are not the primary beneficiaries of these VIEs.

        The provisions of FIN 46R were effective immediately for any interest in a VIE acquired after January 31, 2003 and beginning in the fourth quarter of 2003 for any interest in a VIE that was acquired before February 1, 2003. The FASB deferred the effective date of FIN 46R to the first quarter of 2004 for any other interests in a VIE acquired before February 1, 2003. As of March 31, 2004, we have adopted FIN 46 and FIN 46R with no impact to our financial statements.

        United has 120 aircraft operating leases where the lease contains a fair market value purchase option. These leases are subject to and will become effective upon the acceptance of the leases by United and confirmation of the plan of reorganization. In addition, the Company has 94 operating leases that have either fixed price or fair market value purchase options the majority of which the Company expects to renegotiate under the Section 1110 process. United does not guarantee the residual value of these aircraft.

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

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as the pro forma amounts shown below:

(In millions)	Three Months
	Ended March 31
	2004	2003
Net loss, as reported	$ (543)	$ (1,385)
Less: Total compensation expense determined under
fair value method	(2)	(5)
	$ (545)	$ (1,390)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, United has a zero percent effective tax rate for both 2003 and 2004. As of March 31, 2004, our valuation allowance totaled $2.5 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at March 31, 2004, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") effective for all interim periods following December 15, 2003. SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans including disclosures made in interim periods. While it does not change the measurement or recognition of those plans, it requires additional interim disclosures as detailed below.

        Our net periodic benefit cost included the following components for the three months ended March 31:

(In millions)	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$ 58	$ 99	$ 11	$ 30
Interest cost	198	275	50	80
Expected return on plan assets	(180)	(242)	(2)	(3)
Amortization of prior service cost
including transition obligation/(asset)	20	31	(25)	(20)
Recognized actuarial (gain)/loss	27	25	28	36
Net periodic benefit costs	$ 123	$ 188	$ 62	$ 123

        We are currently required to contribute approximately $725 million to our pension plans in 2004 after giving consideration to the estimated impact of the Pension Funding Equity Act enacted in April 2004. We made $17 million in contributions to our plans in the three months ended March 31, 2004 and $110 million in contributions to the plans on April 15, 2004.

Restricted Cash

        At March 31, 2004, United had $661 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales.

Liabilities Subject to Compromise

        Liabilities subject to compromise refers to obligations which will be accounted for under a plan of reorganization, including claims incurred prior to the Petition Date. They result from known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. To date, such adjustments, as reflected in reorganization expense, have been material and we anticipate that future adjustments will be material as well. Payment terms for these amounts will be established in connection with the Chapter 11 process.

        At March 31, 2004, we had liabilities subject to compromise of $13.9 billion consisting of:

(In millions)
Long-term debt, including accrued interest	$ 7,539
Aircraft-related accruals and deferred gains	3,302
Capital lease obligations, including accrued interest	1,783
Intercompany payables and loans	261
Accounts payable	295
Other	728
$ 13,908

United Express

        United has marketing agreements under which independent regional carriers, flying under the United Express ("UAX") name, feed passengers to other United-branded flights. During the second half of 2003, we reached agreements with several UAX carriers, including Air Wisconsin Airlines Corporation, Mesa Air Group, SkyWest Airlines and Trans States Airlines to operate select portions of our United Express service.

        Historically, we paid our UAX partner carriers on a fee-per-departure basis and included the revenues derived from them in passenger revenue, net of expenses. However, the long-term agreements we are currently entering into with these and other UAX carriers change the previous fee-per-departure arrangement to a fixed rate and capital reimbursement arrangement. Thus, in accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), we have concluded that the revised agreements are leases.

        EITF 01-08 is effective for new arrangements or arrangements modified after the beginning of the third quarter of 2003. Accordingly, based on the terms in the new agreements, we have begun recording revenues and expenses related to these UAX carriers at gross, rather than net. As we were not able to negotiate a comparable, market-based arrangement with Atlantic Coast Airlines ("ACA"), revenues and expenses related to ACA will continue to be reflected net in passenger revenues for the duration of our relationship with ACA. (See "United Express - Atlantic Coast Airlines" in Management's Discussion and Analysis of Financial Condition and Results of Operations for an update on the United Express relationship with ACA.)

        Amounts included in passenger revenues for the three-month period (which represent only the ACA relationship in 2004, and all UAX carriers in the prior year) were:

	Net revenues (net expenses)
(In millions)	Three Months
	Ended March 31
	2004	2003
United Express revenues	$ 147	$ 309
United Express expenses	(177)	(404)
Net amount in passenger revenues	$ (30)	$ (95)

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

(In millions)	Three Months Ended March 31, 2004
	United Air Lines, Inc.				Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$2,422	$ 624	$ 461	$ 119	$ 3,626
Loss before
reorganization items	$ (360)	$ (18)	$ (28)	$ (7)	$ (413)
(In millions)	Three Months Ended March 31, 2003
	United Air Lines, Inc.				Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,005	$ 577	$ 411	$ 114	$ 3,107
Loss before
special charges
and reorganization items	$ (687)	$ (150)	$ (117)	$ (45)	$ (999)
	Three Months Ended
	March 31
(In millions)	2004	2003
Total loss for reportable segments	$ (413)	$ (999)
Special charges	-	(137)
Reorganization items, net	(130)	(249)
Total loss before income taxes	$ (543)	$ (1,385)

Other Comprehensive Income

Total comprehensive income (loss):	Three Months
	Ended March 31
(In millions)	2004	2003
Net loss	$ (543)	$ (1,385)
Unrealized gains (losses)	-	4
Total comprehensive loss	$ (543)	$ (1,381)

Reorganization Items

        In connection with our Chapter 11 filings, we recognized $130 million of largely non-cash reorganization expenses in the first quarter 2004 and $249 million in the first quarter 2003.

	Three Months
	Ended March 31
(In millions)	2004	2003
Aircraft rejection charges	$ 121	$ -
Transfer of lease certificates	-	215
Professional fees	34	34
Severance and employee retention	7	-
Interest income	(4)	(3)
Other	(28)	3
	$ 130	$ 249

        Aircraft rejection charges include our estimate of claims resulting from United's rejection of certain aircraft financing obligations (and return of the associated aircraft) as part of the bankruptcy process.

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

Reconciliation of Accruals

        In the period following September 11, 2001, we recorded an accrual of $162 million to reflect our estimate of the early termination fees associated with certain contracts. This obligation has yet to be resolved, and therefore remains included in our overall liabilities subject to compromise in its entirety. Following is a reconciliation of activity related to the accruals for early termination fees as of March 31, 2004 (liabilities are included in subject to compromise):

(In millions)	Early termination fees
Balance at December 31, 2003	$ 162
Accruals	-
Payments	-
Balance at March 31, 2004	$ 162

Related Party Transactions

        United recognized the following amounts related to transactions with UAL Loyalty Services, Inc. ("ULS") in 2004 and 2003:

(in millions)	Three Months
	Ended March 31
	2004	2003
Revenues	$ 82	$ 93
Commission expense and purchased services	(13)	(12)
Interest income	12	11

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

        The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant; however, we believe that, under federal law, our liability will be limited to our insurance coverage.

        At March 31, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. Our current commitments would require the payment of an estimated $0.1 billion in 2004, $0.4 billion in each of 2005 and 2006, $0.5 billion in 2007 and $0.2 billion in 2008 and thereafter, primarily for the purchase of A319, A320 and B777 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers of $161 million is subject to the ultimate outcome of these discussions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Reorganization

        On December 9, 2002, UAL, United and 26 of its subsidiaries filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code. For further details regarding the Chapter 11 Cases, see "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements. In addition, specific information pertaining to our bankruptcy filing may be obtained through the website www.pd-ual.com.

        We are working towards emerging from Chapter 11 in the summer of 2004. That timing depends upon, among other things, establishment of our post-exit capital structure and financing, as well as the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how certain claims will be valued in the bankruptcy proceedings. However, we currently believe that UAL's presently outstanding equity securities will have no value and expect that those securities will be canceled under any proposed plan of reorganization. For this reason, we urge that caution be exercised with respect to existing and future investments in any UAL equity security.

        We are currently operating under an "exclusive period" which expires June 30, 2004, during which we are the only party permitted to file a plan of reorganization. We believe the additional time will ensure that our plan of reorganization reflects the actual outcome of issues critical to our restructuring, including our pending application for a federal loan guarantee from the Air Transportation Stabilization Board ("ATSB"), Section 1114 proposed changes to retiree medical benefits, Section 1110 aircraft financing restructuring efforts, municipal bond obligations and the claims resolution process.

       Federal Loan Guarantee. In December 2003, we updated our application for a federal loan guarantee from the ATSB in conjunction with receiving conditional commitments from J.P. Morgan Chase Bank and Citicorp USA, Inc., for $2 billion in exit financing. These conditional commitments expire on June 30, 2004 and if necessary we expect to, but have no assurances we can, extend that date should the ATSB require additional time to review our application.

        Based on our projected future liquidity needs, we believe that $2 billion is the amount needed to optimally run our operations and would enable us to achieve and maintain a level of liquidity comparable to that of the rest of the airline industry, thereby enabling us to effectively compete. Absent an ATSB loan guarantee, our ability to access the capital markets is highly uncertain. As of the date of this filing, the ATSB has not yet reached a decision on our application.

        Retiree Medical Benefits.As part of the Chapter 11 process, we are also seeking, under Section 1114 of the Bankruptcy Code, to modify the medical benefits we currently provide to our approximately 35,000 retired employees who retired before July 1, 2003. We have proposed modifications which would make the medical benefit plan of those who retired before July 1, 2003 the same as the medical benefit plan now provided to employees who retire after that date. We have also proposed that most individuals who retired before July 1, 2003 would have to pay increased contributions towards their coverage. We estimate that these modifications would enable us to realize over $250 million in cash savings over five years. While we are currently working with retiree representatives to achieve consensual agreements, this outcome is not assured. If we do not reach consensual agreements, we will seek Bankruptcy Court approval of such modifications. The Bankruptcy Court has issued an order requiring us to file a motion to modify retiree benefits by May 21, 2004, with a hearing to follow beginning June 17, 2004, if consensual modifications have not been reached by such date. There can be no assurance, however, that the Bankruptcy Court will adhere to this schedule or approve such modifications.

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

        In accordance with Section 1110 of the Bankruptcy Code, we have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand. As part of ongoing negotiations, we have also, on occasion, subsequently re-acquired rejected aircraft, under favorable financing arrangements, to optimize our overall cost of aircraft ownership, support operational needs and/or to take advantage of marketplace opportunities. In addition, we have converted many longer-term financing arrangements into short-term operating leases, and reduced the outstanding obligations and payment termson other aircraft financings. Through this process, we expect to achieve cash savings of approximately $900 million annually over the next five years. (See "Voluntary Reorganization Under Chapter 11" of the Notes to Consolidated Financial Statements for details on Section 1110 of the Bankruptcy Code.)

        Municipal Bond Obligations.   At March 31, 2004, we had approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") outstanding that were issued on behalf of United to build or improve airport-related facilities. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of the airport-related projects.

        During 2003, we filed four complaints for declaratory judgment and corresponding motions for temporary restraining order concerning municipal bonds issued for facilities at the Denver International Airport, the New York City - John F. Kennedy International Airport ("JFK"), the San Francisco International Airport ("SFO"), and the Los Angeles International Airport ("LAX"). In each case, we sought clarification of our obligations under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airport.

        On March 30, 2004, the Bankruptcy Court granted our motions for summary judgment with respect to the JFK, SFO and LAX municipal bonds, holding that our payment obligations related to airport improvements at these sites are not obligations arising under "leases" pursuant to Section 365 of the Bankruptcy Code. Based on this ruling, the outstanding $248 million in principal and interest in connection with these bonds is considered pre-petition debt. The rights and claims of these bondholders, therefore, will be determined by our plan of reorganization.

        In our adversary proceeding involving the Denver airport, however, the Bankruptcy Court did not grant our motion for summary judgment. Rather, the Bankruptcy Court found that our payment obligations related to airport improvements at the Denver airport (which represents approximately $261 million of debt) are obligations arising under a true lease. In accordance with the Bankruptcy Court's order, we paid $27 million into escrow (pending the outcome of our appeal) for the April 2003, October 2003 and April 2004 interest payments related to the Denver airport municipal bonds.

        In April 2004, the defendants in the SFO and JFK adversary proceedings appealed the Bankruptcy Court's ruling, and we expect the defendants in the LAX adversary proceeding to do the same. Also, in April, United appealed the Bankruptcy Court's ruling with regard to the Denver airport. At the time of this filing, the Bankruptcy Court has transferred the SFO, JFK and Denver appeals to the Federal District Court for the Northern District of Illinois. The District Court has not set a schedule for these appeals.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues relating to our facilities at Chicago O'Hare International Airport ("O'Hare") (which represents approximately $601 million in debt), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. At the time of this filing, the Bankruptcy Court has not ruled on this matter. While that case is pending and as ordered by the Bankruptcy Court, we have paid into escrow payments totaling $15 million related to the O'Hare municipal bonds for March, April, May, September, October and November of 2003 and for March and April of 2004.

        Pending the Bankruptcy Court's ruling, we are unable to predict what, if any, action might be taken in the future by either the bondholders or the airport authorities as a result of United's failure to pay these O'Hare contractual obligations. However, we believe that the Bankruptcy Court's orders substantially reduce the risk of any declared default by providing us an opportunity to make required payments and preserve our rights under the leases.

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

Pension Legislation

        On April 10, 2004, the President signed into law the Pension Funding Equity Act of 2004 (the "Act"). The Act provides temporary pension funding relief for U.S. companies by replacing the interest rate on the discontinued 30-year Treasury bond with a rate based on a composite of long-term corporate bonds for years 2004 and 2005, which lowers required pension funding obligations (for United as well as for most companies that sponsor defined benefit pension plans) during these two years. In addition, the Act permits airlines and steel companies to elect to pay reduced Deficit Reduction Contributions for their under-funded defined benefit pension plans, which has the effect of deferring a portion of our previously scheduled 2004 and 2005 pension funding obligations to future years.

        In total, the Act reduced our minimum required pension funding obligations from $1.1 billion to $0.7 billion in 2004. It may also change the pattern of our 2005 to 2008 contributions depending on future economic conditions, asset returns, and interest rates. However, our overall expected funding contributions over the 2004 to 2008 time period remains unchanged at approximately $4.1 billion. Significant future changes to the Company's demographic mix, funded status, regulatory requirements, projected obligations and expected benefit disbursements could also impact future funding decisions. As a result, actual future contributions may differ materially.

        In light of the passage of the Act, we withdrew our applications for certain pension funding waivers, which were filed in October 2003 with the Internal Revenue Service.

United Express - Atlantic Coast Airlines

        On April 2, 2004, the Company and Atlantic Coast Airlines, Inc. ("ACA") agreed to end our United Express ("UAX") relationship and entered into a formal transition agreement providing for an orderly transition of UAX flying and ground handling operations between June 3 and August 4, 2004. On April 16, 2004, the Bankruptcy Court approved both the rejection of our United Express agreement with ACA and the transition agreement.

        As part of our transition plan, we will replace ACA with a combination of six regional airlines (and some United Airlines mainline service), who will also assume ground-handling responsibilities at Chicago O'Hare, Washington Dulles and the spoke cities. To support this transition, we are expanding our relationship with current UAX partners Air Wisconsin Airlines Corporation, Mesa Air Group and SkyWest Airlines. We have also entered into new agreements with Chautauqua Airlines, Republic Airlines and Shuttle America to operate thirty-two regional jets and ten turbo-prop aircraft under the United Express brand.

Results of Operations

        Summary of Results. The air travel business is subject to seasonal fluctuations. United's operations are often adversely affected by winter weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, operating results are better in the second and third quarters. However, in the periods since the September 11 terrorist attacks (which has also seen the eruption of hostilities in Iraq as well as the emergence of the SARS epidemic in Asia) overall customer demand and hence revenue (as well as typical seasonality patterns) have been severely disrupted across the airline industry.

        Not unexpectedly, we experienced under-performance in revenues following the Chapter 11 filings in December of 2002. This under-performance accelerated in the first quarter of 2003 as weak economic conditions, the outbreak of war in Iraq and aggressive fare competition with low-cost competitors contributed to a 9% drop in passenger unit revenue in the first quarter of 2003 versus the same period of 2002 (as compared to a 4% drop for the airline industry overall). Throughout the balance of 2003, we implemented a number of marketing, sales, inventory management and pricing actions to restore customer confidence, stimulate demand and increase revenue. As a result of these actions, we out-performed the industry in yield, load factor and passenger unit revenue growth performance during the first quarter of 2004, as passenger unit revenue grew by 14%, on a 1% increase in capacity, as compared to a 6% increase for the overall airline industry.

        United had an operating loss of $(303) million in the first quarter of 2004, a $565 million improvement over the first quarter of 2003. United's net loss in the first quarter of 2004 was $(543) million, compared to $(1.4) billion in the same period of 2003.

        During the third quarter of 2003, we began recording revenues and expenses related to certain United Express carriers at gross, rather than net. See "United Express" in the Notes to Consolidated Financial Statements.

        The first quarter 2004 results include $130 million in reorganization items recorded in connection with our bankruptcy proceedings and $13 million (included in Miscellaneous, net) to write-down certain non-operating aircraft to their net realizable value. The first quarter 2003 results included $249 million in reorganization items as well as $137 million of non-cash asset impairments related to the bankruptcy filing of our Star Alliance partner Air Canada. See "Special Charges" in the Notes to Consolidated Financial Statements.

        Specific factors affecting our consolidated operations for the first quarter of 2004 are described below.

        First Quarter 2004 Compared with First Quarter 2003.  Operating revenues increased $519 million (17%) driven by a 6% rise in traffic and 9% increase in yield on slightly higher capacity. The following analysis by market is based on information reported to the U.S. Department of Transportation:

	Increase (Decrease)
	Available Seat	Revenue Passenger Miles	Revenue Per Revenue
	Miles (Capacity)	(Traffic)	Passenger Mile (Yield)
Domestic	2%	4%	9%
Pacific	(2%)	11%	9%
Atlantic	2%	10%	15%
Latin America	(13%)	(2%)	16%
System	1%	6%	9%

        Cargo revenues decreased $16 million (10%) largely due to a 16% decrease in cargo ton miles. Other operating revenues decreased $143 million (36%) primarily as the result of a $160 million decline in fuel sales to third parties. Passenger revenues were increased by an out of period adjustment of approximately $60 million.

        Operating expenses decreased $46 million (1%) and United's mainline unit cost (operating expenses, excluding regional affiliates costs per available seat mile) decreased 11%. Salaries and related costs decreased $283 million (19%) primarily due to productivity improvements enabled by new labor agreements for all employee groups. Aircraft fuel increased $32 million (6%) due to rising fuel prices. Aircraft rent decreased $64 million (32%) due to the restructuring of aircraft financings under Section 1110 of the Bankruptcy Code. Cost of sales decreased $175 million (48%) due to lower fuel sales. Aircraft maintenance increased $67 million (57%) due to increases in purchased maintenance, including contracted maintenance and maintenance materials. This increase is largely driven by higher levels of outsourcing and is slightly offset by lower salary costs. In line with higher commissionable revenues, commission expense increased $20 million (27%).

        Other non-operating expense amounted to $110 million in the first quarter of 2004, compared to $131 million in the first quarter of 2003, excluding non-operating special charges and reorganization items. Inclusive of non-operating special charges and reorganization items, other non-operating expense amounted to $240 million in the first quarter of 2004, compared to $517 million in the first quarter of 2003. For details on the special charges and reorganization items, see "Reorganization Items" and "Special Charges" in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.0 billion at March 31, 2004, compared to $1.9 billion at December 31, 2003.

        As of March 31, 2004, we had $661 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales. Prior to 2002, we met many of these obligations through surety bonds or a secured letter of credit facility; however, such facilities are more difficult to access and have become largely unavailable to us. As a result, we may be required to post additional cash collateral to support such obligations in the future.

        During the first three months of 2004, we generated $455 million of cash from operations excluding a $63 million retro-wage payment for IAM- and AMFA-represented employees ($392 million of cash from operations inclusive of the retro-wage payment). Overall, total cash and cash equivalents rose by $202 million during the quarter, as compared to a net cash outflow of $278 million during the same period in 2003.

        During the first three months of 2004, we contributed $17 million (and then an additional $110 million on April 15) towards our 2004 pension obligation. We are required to contribute a further $600 million in 2004 to our pension plans. For further details see "Retirement and Post-Retirement Plans" in the Notes to Consolidated Financial Statements.

        Property additions, including aircraft and aircraft spare parts, amounted to $60 million. In the first three months of 2004, we re-acquired two B737, one B757, and one B777 aircraft (all of which were previously rejected) and rejected two B737, one B747 and one B777 under Section 1110 of the Bankruptcy Code. In addition, two B767 aircraft were transferred to non-operating status.

        Financing activities included principal payments under debt and capital lease obligations of $44 million and $169 million, respectively. These amounts represent payments made under Section 1110 elections for aircraft-secured obligations which are currently classified as liabilities subject to compromise. During the first quarter of 2004, we made $62 million in principal and interest payments towards the DIP Financing.

        We expect to spend an estimated $0.1 billion during the remainder of 2004 for the purchase of property and equipment. At March 31, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.6 billion, after deducting advance payments. For further details, see "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

Outlook

        Information regarding guidance for United's 2004 outlook can be obtained from UAL Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to our operations and business environments that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect load factor and capacity include, without limitation, the following: our ability to continue as a going concern; our ability to operate pursuant to the terms of the DIP Financing; risks associated with (i) third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases, and (ii) other legal proceedings associated with the Chapter 11 process; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 process; the potential adverse impact of the Chapter 11 filings on our liquidity or results of operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; and other risks and uncertainties set forth from time to time in our reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2003.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (29)

*Estimated fair values represent the amount United would pay/receive on March 31, 2004 to terminate the contracts.

Item 4.  Controls and Procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the first quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b) Reports on Form 8-K

Form 8-K dated January 27, 2004 attaching the Company's Monthly Operating Report for the period December 1, 2003 through December 31, 2003.

Form 8-K dated January 27, 2004 attaching the Company's quarterly and annual earnings release.

Form 8-K dated February 26, 2004 attaching the Company's Monthly Operating Report for the period January 1, 2004 through January 31, 2004.

Form 8-K dated March 25, 2004 attaching the Company's Monthly Operating Report for the period February 1, 2004 through February 29, 2004.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended March 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April, 2004.

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