Form 10-Q
period 2004-09-30
UNITED AIR LINES INC
filed 2004-11-09
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	September 30, 2004
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
2For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Assets	2004	2003

Current assets:
Cash and cash equivalents	$ 792	$ 1,163
Restricted cash	834	657
Short-term investments	22	52
Receivables, net	1,028	837
Deferred income taxes	17	26
Inventories, net	239	264
Prepaid expenses and other	487	421
	3,419	3,420

Operating property and equipment:
Owned	17,869	17,953
Accumulated depreciation and amortization	(5,520)	(5,108)
	12,349	12,845

Capital leases	2,720	2,721
Accumulated amortization	(629)	(555)
	2,091	2,166
	14,440	15,011

Other assets:
Investments	59	47
Intangibles, net	379	382
Pension assets	904	904
Aircraft lease deposits	497	679
Prepaid rent	76	79
Other, net	797	663
	2,712	2,754

	$20,571	$21,185

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Liabilities and Stockholder's Equity	2004	2003

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 891	$ 689
Advance ticket sales	1,595	1,330
Accrued salaries, wages and benefits	2,142	2,292
Accounts payable	496	492
Related party accounts payable	308	211
Other	1,108	968
	6,540	5,982
Long-term debt	172	-
Long-term obligations under capital leases	151	163

Other liabilities and deferred credits:
Deferred pension liability	4,874	4,747
Postretirement benefit liability	1,982	1,924
Deferred income taxes	161	150
Other	228	288
	7,245	7,109

Liabilities subject to compromise	13,757	14,084
Commitments and contingent liabilities (See note)

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	1,603	1,603
ESOP capital	3,988	3,988
Retained deficit	(8,022)	(6,839)
Accumulated other comprehensive loss	(3,248)	(3,290)
Receivables from affiliates	(1,615)	(1,615)
	(7,294)	(6,153)

	$ 20,571	$ 21,185

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months Ended
	September 30
	2004	2003
Operating revenues:
Passenger - United Airlines	$ 3,298	$ 3,141
Passenger - Regional Affiliates	495	428
Cargo	171	145
Other	261	250
	4,225	3,964
Operating expenses:
Salaries and related costs	1,274	1,210
Aircraft fuel	805	514
Commissions	91	94
Purchased services	370	319
Aircraft rent	134	151
Landing fees and other rent	237	239
Depreciation and amortization	211	263
Regional affiliates	576	521
Cost of sales	203	189
Aircraft maintenance	184	167
Other	291	308
Special items	-	26
	4,376	4,001

Loss from operations	(151)	(37)

Other income (expense):
Interest expense	(103)	(126)
Interest capitalized	-	-
Interest income	16	14
Equity in earnings/(losses) of affiliates	2	(1)
Non-operating special items	18	(25)
Reorganization items, net	(117)	(237)
Miscellaneous, net	(2)	(4)
	(186)	(379)

Loss before income taxes	(337)	(416)
Credit for income taxes	-	-

Net loss	$ (337)	$ (416)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2004	2003
Operating revenues:
Passenger - United Airlines	$ 9,504	$ 8,451
Passenger - Regional Affiliates	1,440	1,105
Cargo	486	463
Other	709	901
	12,139	10,920
Operating expenses:
Salaries and related costs	3,716	4,073
Aircraft fuel	2,101	1,538
Commissions	276	239
Purchased services	1,092	963
Aircraft rent	407	490
Landing fees and other rent	709	714
Depreciation and amortization	654	768
Regional affiliates	1,732	1,417
Cost of sales	526	748
Aircraft maintenance	562	399
Other	875	926
Special items	-	26
	12,650	12,301

Loss from operations	(511)	(1,381)

Other income (expense):
Interest expense	(347)	(420)
Interest capitalized	1	2
Interest income	54	86
Equity in losses of affiliates	-	(4)
Non-operating special items	18	138
Reorganization items, net	(394)	(884)
Miscellaneous, net	(4)	8
	(672)	(1,074)

Loss before income taxes	(1,183)	(2,455)
Credit for income taxes	-	-

Net loss	$ (1,183)	$ (2,455)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Nine Months
	Ended September 30
	2004	2003
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 1,163	$ 718

Cash flows from operating activities	156	749

Cash flows from reorganization activities:
Reorganization items, net	(394)	(884)
Transfer of Company lease certificates	-	215
Increase in liabilities	276	497
Loss on disposition of property	-	36
	(118)	(136)
Cash flows from investing activities:
Additions to property and equipment	(218)	(85)
Proceeds on disposition of property and
equipment	17	120
Proceeds on sale of investments	18	15
Increase in restricted cash	(176)	(63)
Additions to long-term investments	(15)	-
Increase in deferred software costs	(18)	(14)
Decrease in short-term investments	30	202
Increase in deferred financing costs	(20)	(62)
Other, net	(32)	9
	(415)	122
Cash flows from financing activities:
Proceeds from DIP Financing	513	138
Repayment of DIP Financing	(313)	(111)
Repayment of long-term debt	(126)	(210)
Principal payments under capital
lease obligations	(214)	(86)
Aircraft lease deposits, net	160	28
Decrease in related party debt	(15)	(20)
Other, net	-	10
	6	(251)

Increase (decrease) in cash and cash equivalents	(371)	484

Cash and cash equivalents at end of period,
excluding restricted cash	$ 792	$ 1,202

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 333	$ 276

Non-cash transactions:
Increase in long-term debt incurred in
connection with additions to other assets	$ 172	$ 9
Net unrealized gain on investments	$ -	$ 3
Decrease in pension assets	$ -	$ (200)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

        United Air Lines, Inc. ("United," "we," "our" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

        We prepared the consolidated financial statements shown here as required by the Securities and Exchange Commission ("SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles have been condensed or omitted as permitted by the SEC. We believe that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, reorganization items and other special items described below) that are considered necessary for a fair presentation of our financial position and operating results.

        Certain prior year financial statement items have been reclassified to conform to the current year's presentation. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2003.

        As of third quarter 2004, our Consolidated Statements of Operations reflect reclassifications in order to provide better clarity regarding our Mainline and Regional operations. Revenues and expenses for all of our United Express ("UAX") carriers are presented gross on our financial statements as "Regional Affiliates". Prior periods have been reclassified to conform to the current year's presentation. These reclassifications did not impact our operating income (loss) or net income (loss) for each period presented. For further details, see "United Express" in the Notes to the Consolidated Financial Statements.

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

        All vendors are being paid for all goods furnished and services provided after the Petition Date in the ordinary course of business. However, under Section 362 of the Bankruptcy Code, actions to collect most of our pre-petition liabilities are automatically stayed (except for liabilities relating to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract). Under Section 1110 of the Bankruptcy Code, actions to collect such aircraft-related pre-petition liabilities are automatically stayed for 60 days only (our automatic stay ended on February 7, 2003), except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant financier and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the financier may demand the return of the aircraft and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such property.

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

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, December 1, 2004) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

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

        To successfully exit Chapter 11, we must obtain confirmation by the Bankruptcy Court of a plan of reorganization. A plan of reorganization would, among other things, resolve our pre-petition obligations and other liabilities subject to compromise and establish our corporate governance subsequent to exit from bankruptcy. The plan of reorganization would also address the terms and conditions of exit financing as part of our revised capital structure. There can be no assurance that we will obtain the necessary financing to exit from bankruptcy. We believe that UAL's presently outstanding equity securities will have no value as we expect those securities will be canceled under any proposed plan of reorganization. Thus, we urge that caution be exercised with respect to existing and future investments in any UAL equity security. The rights and claims of various creditors and security holders will also be determined by the plan. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, nor can we make any predictions concerning how certain claims will be valued in UAL's bankruptcy case.

        We are currently operating under an "exclusive period" which expires December 1, 2004, during which we are the only party permitted to file a plan of reorganization. The decision as to when we will file a plan of reorganization depends on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for UAL's emergence from bankruptcy, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

        DIP Financing.   In connection with UAL's Chapter 11 case, the Company arranged a debtor-in-possession secured financing ("DIP Financing"). The initial DIP Financing consisted of two facilities, a $300 million facility provided by Bank One N.A. ("Bank One Facility") and a $1.2 billion facility provided by J.P. Morgan Chase Bank, Citicorp USA, Inc., Bank One, N.A., and The CIT Group/Business Credit, Inc. ("Club Facility"). Subsequently, we reached agreements to modify terms of the Club Facility. The Club Facility currently consists of a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, which matures on June 30, 2005. We have the option of borrowing under the Club Facility at an interest rate of the prime rate plus 4% or LIBOR plus 5% (with a LIBOR floor of 3%). As of September 30, 2004, we had repaid the Bank One Facility and had outstanding borrowings of $863 million under the Club Facility at a rate of 8%. In addition, letters of credit were issued under the Club Facility in the amount of $36 million.

         The terms of the amended Club Facility include covenants that require us to satisfy ongoing monthly financial requirements as determined by reference to EBITDAR (earnings before interest, income taxes, depreciation, amortization and aircraft rents) thresholds and limitations on capital expenditures. In addition, we are required to maintain a minimum unrestricted cash balance of $600 million. The terms of the amended Club Facility also contain financial covenants that do not permit us to make payments inconsistent with our business plan, unless the lenders otherwise consent based on a modified business plan. To preserve the Company's liquidity, this business plan does not contemplate contributions to our pension plans.

        While we are currently in compliance with the terms of the Club Facility, we believe that due to record high fuel prices and continued weakness in the revenue environment, there is a strong possibility that we will not comply with the Club Facility's EBITDAR covenant in the fourth quarter. Under the current terms of the Club Facility, failure to comply with the EBITDAR covenant would constitute a default of the Club Facility, which would allow the lenders to accelerate the loan. We are currently in discussions with the Club Facility lenders regarding, among other things, the possibility of waiving the EBITDAR provisions for October, November and December 2004, retaining 100% of the proceeds received in connection with the sale of our equity investment in Orbitz, Inc. and increasing the unrestricted minimum cash balance covenant.

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

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as the pro forma amounts shown below:

(In millions, except per share)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Net loss, as reported	$ (337)	$ (416)	$ (1,183)	$ (2,455)
Less: Total compensation expense determined under
fair value method	(2)	(5)	(7)	(15)
	$ (339)	$ (421)	$ (1,190)	$ (2,470)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, United has a zero percent effective tax rate for both 2003 and 2004. As of September 30, 2004, our valuation allowance totaled $2.8 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at September 30, 2004, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        In December 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS No. 132") effective for all interim periods following December 15, 2003. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans including disclosures made in interim periods. While it does not change the measurement or recognition of those plans, it requires additional interim disclosures as detailed below.

        Our net periodic benefit cost included the following components for the three months and nine months ended September 30:

(In millions)	Pension Benefits		Other Benefits
	Three Months Ended September 30
	2004	2003	2004	2003
Service cost	$ 62	$ 66	$ 7	$ 18
Interest cost	197	181	30	46
Expected return on plan assets	(175)	(160)	(2)	(2)
Amortization of prior service cost
including transition obligation/(asset)	20	21	(37)	(12)
Recognized actuarial (gain)/loss	23	16	19	21
Net periodic benefit costs	$ 127	$ 124	$ 17	$ 71

(In millions)	Pension Benefits		Other Benefits
	Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$ 182	$ 235	$ 34	$ 69
Interest cost	592	648	122	182
Expected return on plan assets	(531)	(571)	(7)	(7)
Amortization of prior service cost
including transition obligation/(asset)	61	74	(88)	(46)
Curtailment charge	-	125	-	13
Special termination benefit	-	10	-	4
Recognized actuarial (gain)/loss	73	58	70	83
Net periodic benefit costs	$ 377	$ 579	$ 131	$ 298

        After giving consideration to the temporary funding relief provided by the Pension Funding Equity Act of April 2004, our minimum required contribution to our defined benefit pension plan trusts for all employee groups is approximately $700 million in 2004. Of this total, we contributed $127 million (which is related to the 2003 plan year) during the first half of 2004. In July 2004, the Company announced that it was suspending contributions to its defined benefit pension plans to preserve its liquidity. At this time, the Company believes that in order to obtain exit financing, successfully reorganize and exit Chapter 11 bankruptcy proceedings, it will be necessary to terminate and replace these pension plans. The financial statements do not include any adjustments that might result from this potential action.

Restricted Cash

        At September 30, 2004, United had $834 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process the Company's sales.

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

        At September 30, 2004, liabilities subject to compromise of $13.8 billion consisted of:

(In millions)
Long-term debt, including accrued interest	$ 7,354
Aircraft-related accruals and deferred gains	3,372
Capital lease obligations, including accrued interest	1,765
Accounts payable	295
Intercompany loans and payables	251
Other	720
$ 13,757

United Express

        United has marketing agreements under which independent regional carriers, flying under the UAX name, feed passengers to other United-branded flights. During the second half of 2003, we reached new or substantially revised agreements with UAX carriers Air Wisconsin Airlines Corporation, Mesa Air Group, SkyWest Airlines and Trans States Airlines.

        However, we were unable to reach a comparable market-based contract with Atlantic Coast Airlines ("ACA") and, on April 2, 2004, we agreed to end our UAX relationship with ACA and entered into a formal transition agreement. This orderly transition of UAX flying and ground handling began in June and was completed in August.

        To support these changes, we expanded our relationship with other UAX partners and entered into new agreements with Chautauqua Airlines, Republic Airlines, and Shuttle America. Additionally, we replaced ACA's ground-handling responsibilities at Chicago O'Hare, Washington Dulles and other cities.

        As discussed in the Notes to the Consolidated Financial Statements, we now report all UAX carrier revenues and expenses gross as "Regional Affiliates" on the financial statements. The following table shows the effect of these reclassifications on operating revenues and operating expenses:

(In millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Increase in operating revenues	$ 20	$ 207	$ 345	$ 1,021
Increase in operating expenses	$ 20	$ 207	$ 345	$ 1,021

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

(In millions)	Three Months Ended September 30, 2004
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,824	$ 747	$ 558	$ 96	$ 4,225
Earnings (loss) before
special items and
reorganization items	$ (267)	$ 14	$ 18	$ (3)	$ (238)
(In millions)	Three Months Ended September 30, 2003
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 2,801	$ 560	$ 494	$ 109	$ 3,964
Earnings (loss) before
special items and
reorganization items	$ (93)	$ (34)	$ 11	$ (12)	$ (128)
(In millions)	Nine Months Ended September 30, 2004
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 8,269	$ 2,030	$ 1,525	$ 315	$ 12,139
Earnings (loss) before
special items and
reorganization items	$ (812)	$ 11	$ 11	$ (17)	$ (807)
(In millions)	Nine Months Ended September 30, 2003
Reportable
	North			Latin	Segment
	America	Pacific	Atlantic	America	Total
Revenue	$ 7,734	$ 1,514	$ 1,351	$ 321	$ 10,920
Earnings (loss) before
special items and
reorganization items	$(1,017)	$ (305)	$ (126)	$ (83)	$ (1,531)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(In millions)	2004	2003	2004	2003
Total loss for reportable segments	$ (238)	$ (128)	$ (807)	$ (1,531)
Curtailment charge	-	-	-	(152)
Special charges	18	(51)	18	112
Reorganization items, net	(117)	(237)	(394)	(884)
Total loss before income taxes	$ (337)	$ (416)	$ (1,183)	$ (2,455)

Other Comprehensive Income

Total comprehensive income (loss):	Three Months		Nine Months
	Ended September 30		Ended September 30
(In millions)	2004	2003	2004	2003
Net loss	$ (337)	$ (416)	$ (1,183)	$ (2,455)
Pension liability adjustment	-	-	-	(964)
Unrealized gains on derivatives and securities:
Unrealized holding gains arising during period	52	-	52	3
Less: reclassification adjustment for gains included in net
losses	(10)	-	(10)	-
	42	-	42	3
Total comprehensive loss	$ (295)	$ (416)	$ (1,141)	$ (3,416)

        See "Special Items" note below for details regarding the 2003 pension liability adjustment and "Aircraft Fuel Hedging" note below for details regarding fuel hedge gains in 2004.

Reorganization Items

        We recognized the following reorganization expense in conjunction with our Chapter 11 filings:

	Three Months		Nine Months
	Ended September 30		Ended September 30
(In millions)	2004	2003	2004	2003
Aircraft rejection charges	$ 88	$ 170	$ 312	$ 449
Transfer of lease certificates	-	-	-	215
Professional fees	40	37	123	112
Severance and employee retention	-	33	7	81
Interest income	(2)	(3)	(7)	(7)
Other	(9)	-	(41)	34
	$ 117	$ 237	$ 394	$ 884

        Aircraft rejection charges are non-cash items that include our estimate of claims resulting from United's rejection of certain aircraft financing obligations (and return of the associated aircraft) as part of the bankruptcy process.

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

Special Items

         Aircraft Impairment. As a result of the review of our operating fleet as part of our overall restructuring, we decided to accelerate the retirement of our B767-200 aircraft from 2008 to 2005. Therefore, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we reviewed the fleet for impairment and wrote down the aircraft to their fair market values, as estimated using third-party appraisals, resulting in an impairment charge of $26 million in the third quarter of 2003.

        Aircraft Write-down. During the third quarter of 2003, we also incurred a $25 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

       Air Canada. On April 1, 2003, Air Canada filed for protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. During the first quarter of 2003, the Company recorded a non-operating special charge of $137 million in connection with Air Canada's CCAA filing. The charge included $46 million for the impairment of our investment in Air Canada preferred stock and $91 million to record a liability resulting from our guarantee of Air Canada debt. We consider this liability to be a pre-petition obligation and accordingly, it is considered a liability subject to compromise.

       During the third quarter of 2004, Air Canada successfully emerged from protection under the CCAA. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our pre-petition claim and recorded a non-operating gain of  $18 million during the third quarter of 2004.

         Curtailment Charge.  During the second quarter of 2003, we revalued our pension and postretirement plans for certain employee groups as a result of the ratification of new labor contracts for our major employee groups and employee furloughs. The significant actuarial assumptions used for the revaluation of the plans were unchanged from December 31, 2002, except for the discount rate and weighted average salary scale. The revaluation of the plans resulted in special termination and curtailment charges of $152 million recognized in salaries and related costs in the second quarter of 2003. In addition, as a direct result of the revaluation of the pension plans, stockholders' equity and pension intangible assets were reduced by approximately $964 million and $200 million, respectively. These changes to the pension and postretirement plans also reduced salaries and related costs by approximately $100 million in the second quarter of 2003 or approximately $550 million on an annualized basis.

        Government Assistance.  In May 2003, we received approximately $300 million in compensation under the Emergency Wartime Supplemental Appropriations Act. The legislation included approximately $3 billion of financial aid for U.S. air carriers as follows: $2.4 billion to compensate air carriers for expenses and forgone revenues related to aviation security, including $100 million for reinforcing cockpit doors; suspension of the passenger and air carrier security fees from June 1, 2003 through September 30, 2003; and an extension of government-provided war-risk insurance through December 2004.

Reconciliation of Accruals

        In the period following September 11, 2001, we recorded an accrual of $162 million to reflect our estimate of the early termination fees associated with certain contracts. This obligation has yet to be resolved, and therefore continues to be included in liabilities subject to compromise in its entirety.

Related Party Transactions

        United recognized the following amounts related to transactions with UAL Loyalty Services, Inc. ("ULS"):

(in millions)	Three Months		Nine Months
	Ended September 30		Ended September 30
	2004	2003	2004	2003
Revenues	$ 108	$ 106	$ 299	$ 300
Commission expense and purchased services	(13)	(10)	(38)	(30)
Interest income	11	11	35	32

Aircraft Fuel Hedging

        Aircraft fuel represented 18% and 17%, respectively, of our total operating expenses for the three months and nine months ended September 30, 2004.

        During the second quarter of 2004, we began to implement a strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars (designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. These contracts are recorded at fair value with the changes in fair value, to the extent they are effective, recorded in other comprehensive income until the underlying hedged fuel is consumed. See "Other Comprehensive Income" note above for details. The fair value is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. To date, the impact of these hedge transactions has been immaterial to our financial statements.

        Currently, we have hedged approximately 36% of our fourth quarter 2004 projected fuel requirements at an average price of $1.00 to $1.17 per gallon, excluding taxes. The current fair value of our position is approximately $43 million as of September 30, 2004. We expect that the entire amount of $43 million will be recognized into earnings within the next 12 months as a reduction to fuel expense. We plan to continue to hedge future fuel purchases for 2004 and beyond as circumstances and market conditions allow.

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

        At September 30, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments. Our current commitments would require the payment of an estimated $0.1 billion for the remainder of 2004, $0.6 billion in 2007, $0.5 billion in 2008, $0.4 billion in 2009 and $0.2 billion in 2010 and thereafter, primarily for the purchase of A319, A320 and B777 aircraft. On October 6, 2004, we announced plans to reduce the size of our aircraft fleet from its August 2004 level of 541 aircraft to 455 aircraft by March 2005. In light of the above, it is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers of $161 million is subject to the ultimate outcome of these discussions.

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

       To successfully obtain exit financing, the Company must have a viable and financeable business plan. Currently, the airline industry faces record high fuel costs, overcapacity and a weak pricing environment. These marketplace dynamics demand even further cost reductions, above and beyond the approximate $5 billion in financial improvements already targeted through our restructuring activities, to enable United to exit bankruptcy as a financially stable and competitive enterprise. Given the stark realities facing the airline industry today, we now believe that we will need to achieve additional cost savings of approximately $2 billion annually, inclusive of savings that would be realized from terminating and replacing our pension plans.

        The Company believes it has no choice but to turn to its workforce, creditors and other stakeholders for further savings. We are currently in the process of working with all of our constituents to lower the Company's costs across the board. We believe that these efforts require further reductions in labor costs by mid-January 2005 to maintain adequate cash balances, potentially satisfy our Club Facility covenants, and obtain exit financing. To that end, we will commence the process available to us under Section 1113 of the Bankruptcy Code while we work with our unions to achieve a consensual resolution. Section 1113(c) of the Bankruptcy Code provides a mechanism for a debtor to reject its collective bargaining agreements, assuming certain requirements are satisfied. In addition, the Section 1113 process allows the court to take all steps necessary to permit the successful reorganization of the debtor and to ensure that all of the affected parties are treated fairly and equitably. The Company expects that part of its proposal to its unions will be to remove any requirement in the collective bargaining agreements that the Company maintain defined benefit pension plans.

        Pensions.  Our projected minimum pension funding obligation over the 2004 to 2008 time period is approximately $4.2 billion even after giving consideration to the temporary pension funding relief provided by the Pension Funding Equity Act of 2004. In July 2004, the Company announced that it was suspending contributions to its defined benefit pension plans to preserve its liquidity. At this time, the Company believes that in order to obtain exit financing, successfully reorganize and exit Chapter 11 bankruptcy proceedings, it will be necessary to terminate and replace these pension plans.

          On August 30, 2004, the Pension Benefit Guarantee Corporation purported to perfect certain statutory liens, allegedly arising as a result of United not making its minimum funding contributions, on the following non-filing, direct and indirect wholly-owned subsidiaries of UAL: ULS Ventures, Inc., United Air Lines Ventures, Inc., and Covia LLC.

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

        Municipal Bond Obligations.  At September 30, 2004, we had approximately $1.7 billion in special facilities revenue bonds ("municipal bonds") outstanding that were issued on behalf of United to build or improve airport-related facilities. The Company leases facilities at airports pursuant to lease agreements where municipal bonds funded at least some of the airport-related projects.

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

        In our adversary proceeding involving the Denver airport, however, the Bankruptcy Court did not grant our motion for summary judgment. Rather, the Bankruptcy Court found that our payment obligations related to airport improvements at the Denver airport (which represents approximately $261 million of debt) are obligations arising under a true lease. While we have appealed this ruling, in accordance with the Bankruptcy Court's order, we paid $36 million into escrow (pending the outcome of our appeal) for the April 2003, October 2003, April 2004 and October 2004 interest payments related to the Denver airport municipal bonds.

        The defendants in the SFO, JFK and LAX adversary proceedings appealed the Bankruptcy Court's ruling. These appeals are pending in the United States District Court for the Northern District of Illinois. The parties have fully briefed the issues, and the District Court has not set a date for its ruling.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represents approximately $601 million in debt) relating to our facilities at Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. At our October 15, 2004 omnibus hearing, we announced that we had reached a settlement agreement with the relevant indenture trustees and bondholders of these seven municipal bond issues that in effect reduces the Company's indebtedness related to these bond issues from approximately $601 million to $150 million (the "Settlement Agreement"). The Settlement Agreement is subject to Bankruptcy Court approval, and we have filed a motion requesting approval of the Settlement Agreement, which is set to be heard at the December 17, 2004 omnibus hearing. The City of Chicago, a party to these adversary proceedings, is not a party to the Settlement Agreement.

        The Settlement Agreement requires the indenture trustees and certain designated bondholders to waive any existing defaults with respect to the bonds, and not to seek any further payment on account of the bonds beyond the consideration set forth in the Settlement Agreement. It requires the Company, in connection with the confirmation of its plan of reorganization, to relinquish any claims to certain construction fund monies (which currently total approximately $65 million) and issue convertible debt of reorganized UAL Corporation having a par value of $150 million to the counterparties in the Settlement Agreement.

        As of September 30, 2004, we have paid into escrow payments totaling $22 million related to the O'Hare municipal bonds for March, April, May, September, October and November of 2003 and for March, April and May of 2004. As part of the Settlement Agreement, we will not make any further payments into escrow unless approval of the Settlement Agreement is denied by the Bankruptcy Court.

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

        United Express. On April 2, 2004, we agreed to end our UAX relationship with ACA and entered into a formal transition agreement. This orderly transition of UAX flying and ground handling began in June and was completed in August.

        To support these changes, we expanded our relationship with other UAX partners and entered into new agreements with Chautauqua Airlines, Republic Airlines, and Shuttle America. Additionally, we replaced ACA's ground-handling responsibilities at Chicago O'Hare, Washington Dulles and other cities.

        ULS. On November 5, 2004, UAL filed a motion requesting that the Bankruptcy Court authorize a contribution by UAL of ULS stock to United and convert ULS into a single-member limited liability company ("ULS Transaction"). It is currently contemplated that the ULS Transaction, if approved, will become effective in the first quarter of 2005.

Results of Operations

        Summary of Results. During 2004, the airline industry has endured record high fuel prices and a weak revenue environment largely driven by intense fare competition and overcapacity within the domestic markets. As a result, the U.S. airline industry, including United, continues to post significant financial losses.

        During what is typically our strongest quarter, United had an operating loss of $(151) million in the third quarter of 2004, a $114 million decline over the third quarter of 2003. United's net loss in the third quarter of 2004 was $(337) million, compared to $(416) million in the same period of 2003.

        United had an operating loss of $(511) million in the first nine months of 2004, an $870 million improvement over the first nine months of 2003. United's net loss in the first nine months of 2004 was $(1.2) billion, compared to $(2.5) billion in the same period of 2003.

        As of third quarter 2004, all of our UAX carrier revenues and expenses are presented gross on our financial statements. Prior periods have been reclassified to conform to this presentation. See "United Express" in the Notes to Consolidated Financial Statements.

        The third quarter 2004 results include $117 million in reorganization items recorded in connection with our bankruptcy proceedings as well as an $18 million gain on the sale of our pre-petition claim against Air Canada. The third quarter 2003 results include $237 million in reorganization items recorded in connection with our bankruptcy proceedings, $26 million in impairment charges and $25 million for the write-down of certain aircraft. For further details, see "Special Items" in the Notes to Consolidated Financial Statements.

        Specific factors affecting our consolidated operations for the third quarter and the first nine months of 2004 are described below.

        Third Quarter 2004 Compared with Third Quarter 2003.

        Operating Revenues. Operating revenues increased $261 million (7%) on an 11% rise in traffic and 5% decrease in yield supported by 8% higher capacity. Strong international results, in particular in our Pacific operation could not fully overcome the effects of a weak U.S. pricing environment. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2004	System	North America	Pacific	Atlantic	Latin America
Passenger revenues (in millions)	$ 3,298	$ 2,116	$ 621	$ 479	$ 82

Increase (Decrease) from 2003:
Passenger revenues (in millions)	157	(47)	159	55	(10)
Percent	5%	(2)%	34%	13%	(11)%

Available seat miles (capacity)	8%	7%	22%	4%	(20)%
Passenger load factor	1.9 pts	2.8 pts	(1.4) pts	1.3 pts	3.8 pts
Revenue passenger miles (traffic)	11%	11%	20%	6%	(16)%
Revenue per revenue passenger mile (yield)	(5)%	(11)%	12%	6%	6%

        Cargo revenues increased $26 million (18%) largely due to a 15% increase in cargo ton miles. Other operating revenues increased $11 million (4%) primarily as the result of higher Mileage Plus mileage sales and other miscellaneous third party sales partially offset by a decline in fuel sales to third parties.

        Operating Expenses. Overall, operating expenses increased $375 million (9%). Mainline operating expenses (excluding regional affiliates) increased $320 million (9%). United's mainline unit cost (operating expenses, excluding regional affiliates' costs per available seat mile) increased 1% as record high fuel expense more than overcame productivity and cost improvements elsewhere.

(In millions) Operating expenses:	Three Months Ended September 30, 2004	Increase/(Decrease) from 2003	Percentage Change
Salaries and related costs	$ 1,274	$ 64	5.3%
Aircraft fuel	805	291	56.6%	(a)
Purchased services	370	51	16.0%	(b)
Aircraft rent	134	(17)	(11.3%)	(c)
Landing fees and other rent	237	(2)	(0.8%)
Depreciation and amortization	211	(52)	(19.8%)	(d)
Regional affiliates	576	55	10.6%	(e)
Cost of sales	203	14	7.4%
Aircraft maintenance	184	17	10.2%	(f)
Commissions	91	(3)	(3.2%)
Other	291	(17)	(5.5%)
Special items	-	(26)	-
	$ 4,376	$ 375	9.4%

(a) Increased due to an increase in the average price per gallon (44%) and increased consumption (9%) as a result of additional flying.

(b) Increased due to higher credit card processing and reservation fees associated with higher passenger revenues and increased levels of outsourcing.

(c) Decreased largely due to restructuring of aircraft financings under Section 1110 of the Bankruptcy Code.

(d) Decreased due to the 2003 loss on the sale of certain aircraft.

(e) Increased due to the expansion of UAX flying.

(f) Increased due to higher levels of purchased maintenance, including contracted maintenance and maintenance materials.

        Other non-operating expense amounted to $87 million in the third quarter of 2004, compared to $117 million in the third quarter of 2003, excluding non-operating special items and reorganization items. Inclusive of non-operating special items and reorganization items, other non-operating expense amounted to $186 million in the third quarter of 2004, compared to $379 million in the third quarter of 2003. For details on the special items and reorganization items, see "Reorganization Items" and "Special Items" in the Notes to Consolidated Financial Statements.

        First Nine Months 2004 Compared with First Nine Months 2003.

        Operating Revenues. Operating revenues increased $1.2 billion (11%) driven by a 12% rise in traffic and 1% increase in yield supported by 7% higher capacity. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2004	System	North America	Pacific	Atlantic	Latin America
Passenger revenues (in millions)	$ 9,504	$ 6,242	$ 1,691	$ 1,300	$ 271

Increase (Decrease) from 2003:
Passenger revenues (in millions)	1,053	334	523	188	8
Percent	13%	6%	45%	17%	3%

Available seat miles (capacity)	7%	6%	16%	5%	(14)%
Passenger load factor	3.6 pts	2.1 pts	8.6 pts	3.5 pts	5.0 pts
Revenue passenger miles (traffic)	12%	9%	29%	10%	(9)%
Revenue per revenue passenger mile (yield)	1%	(3)%	12%	9%	13%

        Other operating revenues decreased $192 million (21%) primarily  as the result of a decline in fuel sales to third parties partially offset by higher Mileage Plus mileage sales and other miscellaneous third party sales.

        Operating Expenses. Overall, operating expenses increased $349 million (3%). Mainline operating expenses (excluding regional affiliates) decreased $34 million and United's mainline unit cost (operating expenses, excluding regional affiliates costs per available seat mile) decreased 6%.

(In millions) Operating expenses:	Nine Months Ended September 30, 2004	Increase/(Decrease) from 2003	Percentage Change
Salaries and related costs	$ 3,716	$ (357)	(8.8%)
Aircraft fuel	2,101	563	36.6%	(a)
Purchased services	1,092	129	13.4%	(b)
Aircraft rent	407	(83)	(16.9%)	(c)
Landing fees and other rent	709	(5)	(0.7%)
Depreciation and amortization	654	(114)	(14.8%)	(d)
Regional affiliates	1,732	315	22.2%	(e)
Cost of sales	526	(222)	(29.7%)	(f)
Aircraft maintenance	562	163	40.9%	(g)
Commissions	276	37	15.5%	(h)
Other	875	(51)	(5.5%)
Special items	-	(26)	-
	$ 12,650	$ 349	2.8%

(a) Increased due to an increase in the average price per gallon (27%) and increased consumption (8%) as a result of additional flying.

(b) Increased due to higher credit card processing and reservation fees associated with higher passenger revenues and increased levels of outsourcing.

(c) Decreased due to restructuring of aircraft financings under Section 1110 of the Bankruptcy Code.

(d) Decreased largely due to the 2003 loss on the sale of certain aircraft.

(e) Increased due to the expansion of UAX flying.

(f) Decreased due to lower fuel sales to third parties.

(g) Increased due to higher levels of purchased maintenance, including contracted maintenance and maintenance materials.

(h) Increased in line with higher commissionable revenues.

        Other non-operating expense amounted to $296 million in expense for the first nine months of 2004, compared to $328 million in the first nine months of 2003, excluding non-operating special items and reorganization items. Inclusive of non-operating special items and reorganization items, other non-operating expense amounted to $672 million in the first nine months of 2004, compared to $1.1 billion in the first nine months of 2003. For details on the special items and reorganization items, see "Reorganization Items" and "Special Items" in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        United's total of cash, cash equivalents and short-term investments, including restricted cash, was $1.6 billion at September 30, 2004, compared to $1.9 billion at December 31, 2003.

        As of September 30, 2004, we had $834 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our sales. Prior to 2002, we met many of these obligations through surety bonds or a secured letter of credit facility; however, such facilities are more difficult to access and have become largely unavailable to us. As a result, we have been, and will continue to be required to post additional cash collateral to support such obligations.

        During the first nine months of 2004, we generated $156 million of cash from operations. Overall, total cash and cash equivalents decreased by $371 million during the first nine months.

        During the first nine months of 2004, we contributed $127 million towards our pension funding obligations (of the approximately $700 million in funding contributions due this year). We currently anticipate that we will not make any further pension contributions, and now believe that it will be necessary for the Company to terminate and replace its pension plans to obtain exit financing and successfully exit from bankruptcy. For further details see "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

       During the third quarter, we renegotiated and expanded our Club Facility, allowing us to draw down an additional $503 million. While we are currently in compliance with the terms of the Club Facility, we believe that due to record high fuel prices and continued weakness in the revenue environment, there is a strong possibility that we will not comply with the Club Facility's EBITDAR covenant in the fourth quarter. Under the current terms of the Club Facility, failure to comply with the EBITDAR covenant would constitute a default of the Club Facility, which would allow the lenders to accelerate the loan. We are currently in discussions with the Club Facility lenders regarding, among other things, the possibility of waiving these EBITDAR provisions for October, November and December 2004, retaining 100% of the proceeds received in connection with the sale of our equity investment in Orbitz, Inc. and increasing the unrestricted minimum cash balance covenant.

        Property additions, including aircraft and aircraft spare parts, amounted to $218 million in the first nine months of 2004 as we re-acquired two B737, one B757, and one B777 aircraft (all of which were previously rejected). In addition, two B767 aircraft were transferred to non-operating status, and rejected (and/or returned to the lessor) 17 B737 (of which seven will be returned in the fourth quarter of 2004), two B747, two B767 and four B777 under Section 1110 of the Bankruptcy Code.

        Financing activities included principal payments under debt and capital lease obligations of $126 million and $214 million, respectively. These amounts represent payments made under Section 1110 elections for aircraft-secured obligations, which are currently classified as liabilities subject to compromise. During the first nine months of 2004, we made $313 million in principal payments towards the DIP Financing.

        We expect to spend an estimated $0.1 billion during the remainder of 2004 for the purchase of property and equipment. At September 30, 2004, commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments. For further details, see "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

        During the third quarter 2004, we agreed to sell our equity investment in Orbitz, Inc. pursuant to a tender offer by Cendant Corporation. Although there can be no assurance this transaction will be consummated, we anticipate that it will close before year end, subject to regulatory approvals and other customary conditions. The Bankruptcy Court approved United's participation in the transaction on October 15, 2004. If consummated, this transaction will generate approximately $185 million in proceeds (of which 25% would, under the current terms, be used to pay down the Club Facility) and a one-time gain of approximately $155 million. We are currently in discussions with the Club Facility lenders to retain 100% of these proceeds. For further details, see "DIP Financing" in the Notes to Consolidated Financial Statements.

Outlook

        Information regarding guidance for United's 2004 outlook can be obtained from UAL Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks and uncertainties relating to the operations and business environments of the Company that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could significantly affect revenues, expenses, costs and capacity include, without limitation, the following: the Company's ability to continue as a going concern; the Company's ability to comply with the terms of the DIP financing or negotiate modifications or amendments thereto as necessary; the Company's ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company's ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusive period for the Company to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on the Company's liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; the Company's ability to execute its business plan; the Company's ability to attract, motivate and/or retain key employees; the results of the Section 1113 process and the ability to reach consensual resolution with the union groups; labor and other employee issues as a result of this process; the Company's ability to attract and retain customers; demand for transportation in the markets in which the Company operates; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; competitive pressures on pricing (particularly from lower-cost competitors); government legislation and regulation; and other risks and uncertainties set forth from time to time in United's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

September 30, 2004
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call options - Heating oil	$ 251	$ 1.21/gal	$ 43
Sold put options - Heating oil	$ (215)	$ 1.03/gal	$ -

*Estimated fair values represent the amount United would pay/receive on September 30, 2004 to terminate the contracts.

Item 4.  Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        As disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2004, on July 29, 2004, the International Association of Machinists and Aerospace Workers ("IAM") and certain IAM members filed complaints in the United States District Court for the Northern District of Illinois alleging breaches of fiduciary duty by our chairman, president and chief executive officer and certain other officers in connection with the Company's decision not to make the July 2004 pension plan contribution and the amendment to its Club Facility. On July 30, 2004, the IAM files a similar suit in the United States District Court of New Jersey. In August 20, 2004, the Bankruptcy Court stayed these matters and the United States District Court of New Jersey subsequently dismissed the suit before it. Although currently stayed, the lawsuit in the United States District Court for the Northern District of Illinois is still pending.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits.

(b)  There were no Form 8-Ks filed in the third quarterof 2004.

 SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 2004.

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