Form 10-Q
period 2005-03-31
UNITED AIR LINES INC
filed 2005-05-20
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 13, 2005
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	March 31	December 31
Assets	2005	2004

Current assets:
Cash and cash equivalents	$ 1,389	$ 1,248
Restricted cash	864	856
Short-term investments	24	32
Receivables, net	1,147	941
Related party receivable	252	239
Deferred income taxes	122	117
Inventories, net	211	234
Prepaid fuel expense	255	187
Prepaid expenses and other	357	260
	4,621	4,114

Operating property and equipment:
Owned	17,553	17,730
Accumulated depreciation and amortization	(5,718)	(5,623)
	11,835	12,107

Capital leases	2,724	2,708
Accumulated amortization	(677)	(653)
	2,047	2,055
	13,882	14,162

Other assets:
Investments	22	22
Intangibles, net	379	380
Pension assets	233	665
Aircraft lease deposits	525	540
Prepaid rent	70	71
Other, net	751	782
	1,980	2,460

	$20,483	$20,736

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	March 31	December 31
Liabilities and Stockholder's Equity	2005	2004

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 902	$ 903
Advance ticket sales	1,828	1,361
Accrued salaries, wages and benefits	1,664	2,098
Accounts payable	652	599
Related party payable	235	478
Fuel purchase commitments	255	187
Other	1,623	1,321
	7,159	6,947

Long-term debt and capital lease obligations	310	301

Other liabilities and deferred credits:
Deferred pension liability	1,289	2,333
Postretirement benefit liability	1,915	1,920
Deferred income taxes	335	330
Other	982	938
	4,521	5,521

Liabilities subject to compromise	17,665	16,162

Commitments and contingent liabilities (See note)

Stockholder's equity:
Common stock at par	-	-
Additional capital invested	4,152	4,152
Retained deficit	(8,791)	(7,779)
Accumulated other comprehensive loss	(3,296)	(3,331)
Receivables from affiliates	(1,237)	(1,237)
	(9,172)	(8,195)

	$20,483	$20,736

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months Ended
	March 31
	2005	2004
Operating revenues:
Passenger -United Airlines	$ 2,916	$ 2,991
Passenger - Regional Affiliates	524	440
Cargo	172	148
Other	304	335
	3,916	3,914
Operating expenses:
Salaries and related costs	1,031	1,249
Aircraft fuel	805	603
Regional affiliates	645	551
Purchased services	360	352
Landing fees and other rent	233	231
Aircraft maintenance	219	185
Depreciation and amortization	212	229
Cost of sales	136	191
Aircraft rent	121	138
Commissions	77	81
Other	316	303
	4,155	4,113

Loss from operations	(239)	(199)

Other income (expense):
Interest expense	(112)	(123)
Interest capitalized	(5)	-
Interest income	4	10
Non-operating special charges	-	(13)
Reorganization items, net	(718)	(130)
Miscellaneous, net	58	9
	(773)	(247)

Loss before income taxes and equity in losses of
affiliates	(1,012)	(446)
Credit for income taxes	-	-
Loss before equity in losses of affiliates	(1,012)	(446)
Equity in losses of affiliates	-	(3)
Net loss	$(1,012)	$ (449)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

Three Months
Ended March 31
2005	2004
Cash and cash equivalents at beginning
of period	$ 1,248	$ 1,646

Cash flows provided by operating activities	257	385

Cash flows provided (used) by reorganization activities:
Reorganization items, net	(718)	(130)
Pension curtailment	433	-
Increase in liabilities	244	93
Other	11	-
(30)	(37)

Cash flows provided (used) by investing activities:
Additions to property and equipment	(13)	(60)
Proceeds on disposition of property and
equipment	22	7
Increase in restricted cash	(8)	(4)
Decrease in short-term investments	8	44
Increase in related party receivables	-	(4)
Other, net	(3)	(5)
	6	(22)

Cash flows provided (used) by financing activities:
Repayment of DIP Financing	(4)	(62)
Repayment of long-term debt	(55)	(44)
Principal payments under capital
lease obligations	(28)	(169)
Decrease in advances/loans with affiliates	(5)	(4)
Aircraft lease deposits, net	-	148
	(92)	(131)

Increase in cash and cash equivalents	141	195

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,389	$ 1,841

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 102	$ 157

Non-cash transactions:
Net unrealized gain (loss) on investments	$ -	$ (1)

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

        Certain prior year financial statement items have been reclassified to conform to the current year's presentation. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2004.

        Effective first quarter 2005, our financial statements reflect reclassifications associated with a corporate reorganization of the entities under common control. Prior periods have been reclassified to conform to the current year's presentation. For further details, see "Related Party Transactions" in the Notes to the Consolidated Financial Statements.

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

        With the exception of our non-filing subsidiaries, we continue to operate our businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtor-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult changes in the airline industry, substantially higher fuel prices and the continuing weak revenue environment has required us to re-examine these agreements and to seek to renegotiate certain of those financings. To the extent we are unable to restructure any financings that we believe are unaffordable under our revised business plan, we may face the possibility that one or more lessors or lenders may seek to repossess a significant number of aircraft. We also will need to finalize those agreements in principle, and to the extent we are unable to do so, we may likewise face the possibility of repossessions. In either case, the loss of a significant number of aircraft could result in a material adverse affect on our financial and operational performance.

       We are currently in discussions over a significant number of aircraft with a group of mostly public-market financiers to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew due to the need for further cost reductions. While we believe we can ultimately reach a mutually acceptable restructuring for the continued use of these aircraft at affordable rates, the financiers have demanded the return of certain aircraft and there can be no assurance that these aircraft will be available for our continued use.

        Previously, the Bankruptcy Court had enjoined the repossession of six B737 and eight B767 aircraft. On May 6, 2005, the Seventh Circuit Court of Appeals ordered the Bankruptcy Court to vacate the temporary restraining order ("TRO") issued in November 2004 preventing the repossession of these aircraft. Dissolution of the TRO will affect only the eight B767 aircraft as United has since rejected leases for the six B737s that were previously subject to it. The Company is exploring all legal and business options to decrease the risk that this would disrupt our ongoing operations. However, if  we do not successfully negotiate a solution with the financiers, our operational and financial performance could be adversely affected.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve a reduced fleet of 455 aircraft in 2005. In addition, as part of ongoing negotiations with financiers, we have converted some long-term financing arrangements into operating leases of a reduced term and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court, our Section 365 rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on the earlier of the date of termination of our exclusive period to file a plan of reorganization (currently, July 1, 2005) or the date of the conclusion of a disclosure statement hearing in connection with a proposed plan of reorganization.

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

        To successfully emerge from Chapter 11, in addition to obtaining exit financing, the Bankruptcy Court must confirm a plan of reorganization, the filing of which will depend on the timing and outcome of numerous ongoing matters in the Chapter 11 process. We expect to file a plan of reorganization that provides for United's emergence from bankruptcy later in 2005, but there can be no assurance that the Bankruptcy Court will confirm a plan of reorganization or that any such plan will be implemented successfully.

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

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. For the three-month periods ending March 31, 2005 and 2004, we recognized the following reorganization expenses in our financial statements:

(In millions)	Three Months Ended March 31
	2005	2004
Curtailment charges	$ 433	$ -
Aircraft rejection charges	244	121
Professional fees	44	34
Severance and employee retention	7	7
Interest income	(7)	(4)
Other	(3)	(28)
	$ 718	$ 130

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

        In the first quarter of 2005, we recognized a pension curtailment charge of $433 million associated with a motion filed by the Pension Benefit Guaranty Corporation ("PBGC") to involuntarily terminate (on March 11, 2005) the Company's defined benefit pension plan for covered members of certain represented ground employees. Based upon the involuntary nature of the termination of this plan and its direct relationship to the Company's reorganization, the 2005 curtailment charge is classified as a reorganization expense.

        The Condensed Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable debtor-in-possession secured financing ("DIP Financing") covenants, or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the forthcoming plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements.

        Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have been able to file proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Approximately 13,000 proofs of claim (including late-filed claims) have been filed so far with the Bankruptcy Court requesting payments from United. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. As of March 31, 2005, approximately 5,000 of the total claims have either been withdrawn by the claimants or disallowed by the Bankruptcy Court.

        As of March 31, 2005, approximately 8,000 proofs of claim totaling $31.4 billion remain filed with the Bankruptcy Court. The remaining amount of the proofs of claim filed continues to far exceed our estimate of ultimate liability. Differences in amount between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time and believe that further resolution of claims will enable us to determine with more precision the likely range of creditor distributions under a proposed plan of reorganization. We have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the attached Condensed Statements of Consolidated Financial Position.

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

        DIP Financing. In connection with the Chapter 11 filings, the Company arranged DIP Financing. As of March 31, 2005, the DIP Financing consisted of a $1.0 billion facility of which $900 million was available due to a $100 million reserve for collateral maintenance and liquidation expenses. The facility included a revolving credit and letter of credit facility of $200 million and a term loan of $800 million, and is scheduled to mature on September 30, 2005. We have the option of borrowing under the DIP Financing at an interest rate of the prime rate plus 3.5% or LIBOR plus 4.5% plus mutually agreed upon fees. As of March 31, 2005, we had outstanding borrowings of $859 million at a rate of 7.5%. In addition, letters of credit were issued under the DIP Financing in an aggregate amount equal to $37 million. We are required to maintain a minimum unrestricted cash balance of $750 million with the possibility of a reduction to $600 million if certain EBITDAR milestones are met.

        The terms of the DIP Financing include covenants that require us to satisfy ongoing monthly financial requirements, including minimum EBITDAR thresholds, limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would constitute an event of default under the DIP Financing and allow the lenders to accelerate the loan. For the month of January 2005, we obtained a waiver from the lenders under the DIP Financing with respect to the defaults and events of default created as a result of our failure to comply with the EBITDAR covenant during such time. The Company complied with the EBITDAR covenant in February, March and April, 2005.

        The terms of the DIP Financing also contain a financial covenant which does not permit us to make payments which are not materially consistent with our business plan, unless the lenders otherwise consent based on approval of a modified business plan. To preserve the Company's liquidity, our business plan does not provide for contributions to our defined benefit pension plans.

        Effective April 28, 2005, we entered into an agreement with the DIP Financing lenders to waive certain events of default and to modify certain terms of the DIP Financing. The modified DIP Financing (i) includes certain technical amendments to the definition of EBITDAR, (ii) requires the delivery of an updated business plan on or before July 31, 2005, (iii) increases the Company's flexibility to lease and sublease a limited number of engines, and (iv) makes certain other technical modifications.

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

        The DIP Financing is guaranteed by UAL and all filing subsidiaries and is secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 and to the extent such financing agreements prohibit such junior liens.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which establishes standards for accounting for transactions in which an entity obtains employee services in exchange for stock options or share-based payments. SFAS 123R requires that the compensation cost (as measured by the fair value of the equity or liability instruments issued) relating to share-based payment transactions be recognized in financial statements. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Currently we account for stock options under APB Opinion No. 25 as permitted by SFAS No. 123. SFAS No. 123R is effective for the first interim or annual reporting period of the Company's first fiscal year that begins after June 15, 2005. The Company will recognize compensation expense for its participation in stock-based compensation plans for the portion of outstanding awards for which the employee service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS 123R. We anticipate the adoption of SFAS 123R will not have a material impact on our financial statements while we are in bankruptcy.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143 ("FIN47"). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN47 is effective no later than the end of fiscal year ending December 31, 2005. Currently, we are evaluating the impact of FIN47 on our financial statements.

Stock Option Accounting

        At March 31, 2005, we had certain stock-based employee compensation plans. We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we would have reported our net loss as the pro forma amounts shown below:

(In millions)	Three Months
	Ended March 31
	2005	2004
Net loss, as reported	$ (1,012)	$ (449)
Less: Total compensation expense determined under
fair value method	(1)	(2)
	$ (1,013)	$ (451)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, United has a zero percent effective tax rate for the three month periods ended March 31, 2005 and 2004. As of March 31, 2005, our valuation allowance totaled $3.1 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at March 31, 2005, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        Our net periodic benefit cost included the following components for the three month periods ended March 31, 2005 and 2004:

(In millions)	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$ 38	$ 58	$ 12	$ 11
Interest cost	221	198	35	50
Expected return on plan assets	(182)	(180)	(2)	(2)
Amortization of prior service cost
including transition obligation/(asset)	8	20	(38)	(25)
Curtailment charge	433	-	-	-
Settlement gain	(15)	-
Recognized actuarial (gain)/loss	47	27	26	28
Net periodic benefit costs	$ 550	$ 123	$ 33	$ 62

        Historically, the Company has maintained a nonqualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits. In June 2003, we terminated all participation and benefit payments under the nonqualified plan for those participants who had terminated employment with the Company prior to December 9, 2002. Effective February 28, 2005, we terminated the nonqualified supplemental plan for all remaining participants and recorded a settlement gain of $15 million.

       On March 11, 2005, the PBGC filed a complaint against the Company in the U.S. District Court for the Eastern District of Virginia to seek the involuntary termination of the Ground Employees' Plan. Participants in this defined benefit pension plan include United's mechanics and related employees represented by the Aircraft Mechanics Fraternal Association ("AMFA"); United's ramp and stores, food services, and security officer employees represented by the International Association of Machinists and Aerospace Workers ("IAM"); and a small number of retired flight dispatchers. The PBGC is seeking to assume pension responsibility with benefit accruals terminated effective March 11, 2005. The Company recorded a $433 million pension curtailment charge in the first quarter of 2005 relating to the PBGC's involuntary termination action.

        Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans to preserve its liquidity and does not anticipate making further contributions. We believe that in order to obtain exit financing and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it will be necessary to terminate and replace all of our defined benefit pension plans.

Restricted Cash

        At March 31, 2005, United had $864 million in restricted cash, primarily representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks. The Company was notified in the second quarter of 2005 that one such institution processing credit card ticket sales plans to increase their level of reserve holdbacks.

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

        At March 31, 2005, we had liabilities subject to compromise of $17.7 billion consisting of the following:

(In millions)
Long-term debt, including accrued interest	$ 7,016
Qualified defined benefit pension plans	3,980
Aircraft-related accruals and deferred gains	3,637
Capital lease obligations, including accrued interest	1,744
Accounts payable	287
Intercompany payables and loans	266
Other	735
$ 17,665

Segment Information

        We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

(In millions)	Three Months Ended March 31, 2005
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 2,394	$ 693	$ 461	$ 125	$ 243	$ -	$ 3,916
Intersegment revenue	59	20	14	4	-	(97)	-
Earnings (loss) before
reorganization items	$ (304)	$ (26)	$ (41)	$ (17)	$ 94	$ -	$ (294)

(In millions)	Three Months Ended March 31, 2004
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 2,542	$ 609	$ 451	$ 116	$ 196	$ -	$ 3,914
Intersegment revenue	66	17	12	3	-	(98)	$ -
Earnings (loss) before
reorganization items	$ (331)	$ (10)	$ (23)	$ (6)	$ 64	$ -	$ (306)

        Beginning in the third quarter of 2004, our Statements of Consolidated Operations reflect reclassifications of regional carrier revenue and expenses in order to provide better presentation of results of operations for United Airlines mainline and United Express (Regional affiliates). Prior periods have been reclassified to conform to the current year's presentation. The effect of these reclassifications on reportable segments for the first quarter of 2004 from amounts previously reported on our Form 10-Q was an increase of $177 million to North America revenue.

        A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Three Months Ended
	March 31
(In millions)	2005	2004
Total loss for reportable segments	$ (294)	$ (306)
Special items	-	(13)
Reorganization items, net	(718)	(130)
Total loss before income taxes	$ (1,012)	$ (449)

        United's dedicated revenue-producing assets (primarily aircraft) generally can be deployed in any of its reportable segments, while ULS had $1.2 billion in total assets as of March 31, 2005.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following:

(In millions)	Minimum	Unrealized	Total
	Pension	Gains (Losses)	Comprehensive
	Liability	on Derivatives	Income (Loss)
Balance at December 31, 2004	$ (3,311)	$ (20)	$ (3,331)
Current year net change	-	35	35
Balance at March 31, 2005	$ (3,311)	$ 15	$ (3,296)

Special Items

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

Aircraft Fuel Hedging

        Aircraft fuel represented 19% and 15%, respectively, of our total operating expenses for the three month periods ended March 31, 2005 and 2004.

        During the second quarter of 2004, we began to implement a strategy to hedge a portion of our price risk related to projected jet fuel requirements, primarily using collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Those contracts designated as hedges are recorded at fair value, with the changes in fair value, to the extent they are effective, recorded in other comprehensive income until the underlying hedged fuel is consumed. To the extent that the designated hedges are ineffective, gain or loss is recognized currently. The fair value of each designated hedge is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. For those contracts not designated as hedges, the related gain or loss is recognized currently as an element of non-operating income. In the first quarter of 2005, the Company recognized $41.5 million ($3.8 million relating to the options' time-value and $2.7 million as a result of ineffective hedges) in non-operating income from ineffective hedges and from contracts not designated as hedges of fuel purchases.

        We have hedged approximately 12% of our remaining 2005 projected fuel requirements at an average price of $1.24 per gallon, excluding taxes. We are currently hedged through December 31, 2005. The current fair value of our designated hedge position is approximately $38.3 million as of March 31, 2005 and is included in other comprehensive income. We expect that this entire amount, to the extent it remains effective, will be recognized into earnings within the next nine months as a reduction to fuel expense. We plan to continue to hedge future fuel purchases as circumstances and market conditions allow.

Commitments and Contingencies

        In addition to common commercial lease transactions, we have entered into numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt special facilities revenue bonds ("municipal bonds") and issued by various local municipalities to build or improve airport and maintenance facilities.

        During 2003, we filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United's municipal bond obligations for facilities at Denver International Airport ("DEN"), John F. Kennedy International Airport ("JFK"), San Francisco International Airport ("SFO"), and Los Angeles International Airport ("LAX"). In each case, we sought clarification of our obligations to pay principal and interest under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airports.

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

        In our adversary proceeding involving DEN, however, the Bankruptcy Court did not grant our motion for summary judgment. Rather, the Bankruptcy Court found that our payment obligations for the municipal bonds financing airport improvements at DEN (which represents approximately $261 million in principal) are obligations arising under a true lease. We have appealed the adverse ruling of the DEN proceeding, but in accordance with the Bankruptcy Court's order, we have paid $45 million into escrow for the April 2003, October 2003, April 2004, October 2004 and April 2005 interest payments due for the DEN municipal bonds.

        The defendants in the JFK, SFO and LAX adversary proceedings also appealed the Bankruptcy Court's ruling in the U.S. District Court for the Northern District of Illinois ("District Court"). In November 2004, the District Court reversed the Bankruptcy Court's ruling and held in favor of the defendants in the SFO adversary proceeding. In January 2005, the District Court affirmed the Bankruptcy Court's ruling with respect to the DEN adversary proceeding and reversed the Bankruptcy Court's ruling with respect to the LAX adversary proceeding. On February 18, 2005, the District Court affirmed the Bankruptcy Court's ruling in the Company's favor in the JFK adversary proceeding.

        The Company has appealed the District Court's ruling with respect to the SFO, LAX and DEN adversary proceedings to the United States Court of Appeals, Seventh Circuit, and the defendants have appealed the ruling in the Company's favor in the JFK matter. The outcome of these matters is uncertain and, therefore, the ultimate treatment of these municipal bond obligations in reorganization is uncertain. In accordance with the Bankruptcy Court's order, we have paid $10 million into escrow for the April 2003, May 2003, October 2003, November 2003, April 2004, May 2004, October 2004, November 2004 and April 2005 interest payments due for the LAX municipal bonds, and $22 million for the April 2003, October 2003, April 2004, October 2004 and April 2005 interest payments for the SFO municipal bonds.

        Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represents approximately $601 million in principal) relating to our facilities at Chicago O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. On February 15, 2005, the Bankruptcy Court approved an agreement ("O'Hare Settlement Agreement") resolving the disputes between United, the trustees and the bondholders that in effect reduces the Company's indebtedness related to these bond issues from approximately $601 million to approximately $150 million. The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement.

        The O'Hare Settlement Agreement requires the indenture trustees and certain designated bondholders to waive any existing defaults with respect to the bonds, and not to seek any further payment on account of the bonds beyond the consideration set forth in the O'Hare Settlement Agreement. It requires UAL, in connection with the confirmation of its plan of reorganization, to relinquish any claims to certain unused construction fund monies (which currently total approximately $65 million) and to issue convertible debt to the counterparties in the O'Hare Settlement Agreement, upon emergence from bankruptcy of the reorganized UAL Corporation, having a par value of $150 million.

        As of March 31, 2005, the Company had paid into escrow cash payments totaling approximately $22 million related to interest due on three of the seven O'Hare municipal bonds for semi-annual interest payments that are purported to come due during the pendency of the Chapter 11 reorganization. As part of the O'Hare Settlement Agreement, these escrow funds, less the legal fees of the trustees and certain holders, will be remitted back to the Company.

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

        The Company anticipates that its liability from claims arising from the events of September 11, 2001 will be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to our insurance coverage.

        At March 31, 2005, commitments for the purchase of property and equipment, principally aircraft, approximated $1.7 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay or cancel delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require the payment of an estimated $0.1 billion in 2005, $0.1 billion in 2006, $0.4 billion in 2007, $0.5 billion in 2008 and $0.6 billion in 2009 and thereafter primarily for the purchase of A319 and A320 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments to the manufacturers of $116 million is subject to the ultimate outcome of these discussions.

        In March 2005, the Bankruptcy Court approved an agreement which eliminated the obligation to accept delivery of one remaining B777 aircraft and allowed United to use a significant portion of the approximately $45 million in associated advance payments for other purposes. Therefore, this commitment has been excluded from the obligations and advance payments disclosed above.

Related Party Transactions

        On March 21, 2005, the Bankruptcy Court approved a corporate restructuring that (a) moved Confetti, Inc. as a subsidiary of ULS to a subsidiary of MyPoints.com, Inc. ("MyPoints"), (b) moved MyPoints as a subsidiary of ULS to a subsidiary of UAL, and (c) moved ULS as a subsidiary of UAL to a subsidiary of United. This change in ownership was accounted for as a restructuring of entities under common control and all assets and liabilities transferred have been stated at net book values and all prior periods presented have been reclassified. This restructuring resulted in a decreased net loss of $94 million for three-months ended March 31, 2004. In addition, the restructuring resulted in a change in classification of operating revenues that are associated with our Mileage Plus program as follows:

Increase/(decrease)	Three Months Ended
March 31
(In millions)	2004
Operating revenues:
Passenger - United Airlines	$ 28
Other	(28)
Total operating revenues	$ -

       As of result of the bankruptcy filing, we reclassified all pre-petition intercompany accounts receivable to equity and all pre-petition intercompany accounts payable to liabilities subject to compromise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Restructuring Efforts

        The following sections describe details of restructuring efforts underway by the Company in the areas of labor agreements, defined benefit pension plans, aircraft financings, future operating fleet redeployment and reductions, municipal bond obligations, and the ongoing bankruptcy claims resolution process. See "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements for further information on the reorganization process.

        Labor Restructuring.  Effective January 1, 2005, the Company reduced the compensation of its non-represented salaried and management employees and announced changes to benefits and productivity for this group. The combination of lower salaries, benefit changes and workforce reductions are expected to provide the Company with approximately $112 million of $725 million in targeted average annual labor and benefit cost savings, other than pensions.

        On January 31, 2005, the Bankruptcy Court approved amended collective bargaining agreements ("CBAs") between the Company and the Association of Flight Attendants ("AFA"), the Air Line Pilots Association ("ALPA"), the Professional Airline Flight Control Association ("PAFCA"), and the Transport Workers Union ("TWU") (all of whom had ratified such amendments) that are expected to provide approximately $130 million, $181 million, $2.8 million and $0.2 million, respectively, in average annual savings through 2009 from changes in salaries, work rules and benefits, other than pensions. Together with savings expected from salaried and management employees, all expected savings realized to date for labor groups represents approximately 60% of the $725 million target.

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

        The AFA, ALPA, PAFCA, and TWU agreements each contain termination rights for the respective union. Among other things, all provide that the unions can terminate the agreement (upon a failure of the Company to cure within twenty days) if the Company fails to obtain specified levels of average annual savings from all other union groups and the Company's salaried and management employees. Additionally, the PAFCA and TWU agreements each provide that the Company can terminate the agreements if a court of competent jurisdiction enters a final order that the Company is not entitled to terminate the defined benefit pension plans covering that employee group.

        On April 8, 2005, the AFA served notice to the Company of their intention to exercise this termination provision. Although the Company believes that the union has no right to terminate this amendment, the parties have agreed to resolve the matter through expedited arbitration.

        We were unable to reach ratified agreements on amended CBAs with the employees represented by IAM and AMFA. As such, on January 6, 2005, the Bankruptcy Court approved the Company's 1113(e) motion seeking interim savings from IAM. The Bankruptcy Court's order, effective through April 11, 2005, and which has now been extended through May 31, 2005, requires a temporary pay rate reduction for IAM-represented employees of 11.5%, elimination of a scheduled May 1 increase in hourly pay rates, and provides that these employees will receive 70% of the pay they would normally have received for sick days taken.

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

        These interim cost savings ordered by the Bankruptcy Court will provide the Company with additional time to attempt to resolve the longer-term cost savings it needs from both IAM and AMFA and to work together to resolve pension issues. Since the Company was unable to reach ratifiable long-term agreements with both IAM and AMFA, the Company proceeded to trial under Section 1113(c) of the Bankruptcy Code, which began on May 11, 2005 in the Bankruptcy Court.

        The AFA, AMFA and IAM have indicated that they may seek to engage in self-help activities due to the settlement agreement reached with the PBGC (see "Pensions" below for further details) and/or the Bankruptcy Court's ruling in the Section 1113(c) proceedings. Such self-help could adversely affect the Company's operations and/or customer demand for the Company's products and services. The Company believes that such actions would violate both the Railway Labor Act and the Bankruptcy Code and will pursue all available legal remedies to defend itself against disruptions.

        On May 16, 2005, United and AMFA reached a consensual tentative agreement outside of Bankruptcy Court providing for wage reductions and other contractual modifications to their existing CBA. The tentative agreement will provide the Company with approximately $96 million in average annual savings from changes in salaries, work rules and benefits, other than pensions over its five year term. The agreement provides, among other things, for the issuance of $40 million in convertible notes upon the emergence of the Company from bankruptcy in the event their defined benefit pension plan is terminated. The agreement also eliminates any CBA requirement to maintain, and not to oppose efforts by the Company to terminate, their respective defined benefit pension plans. The agreement is subject to ratification by AMFA membership which is expected to be completed on May 31, 2005. If the tentative agreement is ratified, it is also subject to Bankruptcy Court approval. In the event that the membership does not ratify the tentative agreement, the parties would explore various alternatives such as returning to negotiations, returning to the Bankruptcy Court or engaging in self-help.

        The 1113(c) trial with respect to the IAM is proceeding, but at the same time the Company continues to engage in active negotiations with the IAM to reach a consensual agreement.

        In recognition of savings provided throughout the bankruptcy case, the Company has agreed to provide each employee group a portion of the equity, securities or other consideration provided to general unsecured creditors under any plan of reorganization proposed or supported by the Company. Each employee group is to receive a distribution based on the value of cost savings provided by that group.

        Pensions.  As of December 31, 2004 our projected minimum pension funding obligation between 2005 and 2010 was approximately $4.9 billion for our defined benefit pension plans, even after giving consideration to the temporary pension funding relief provided by the Pension Funding Equity Act of 2004. Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans to preserve its liquidity and does not anticipate making further contributions.

        On November 30, 2004, Independent Fiduciary Services, Inc. ("IFS"), the independent fiduciary appointed by the Company, filed a motion in the Bankruptcy Court requesting the allowance of a $288 million to $993 million administrative claim against the Company for unpaid minimum funding contributions. On March 18, 2005, the Bankruptcy Court ruled that only those contributions arising from pension benefits associated with service performed by participants in the post-petition period would be considered an administrative claim. IFS is appealing this decision.

        We believe that in order to obtain exit financing and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it will be necessary to terminate and replace all of our defined benefit pension plans. To this end, on April 22, 2005, the Company and the PBGC entered into a global settlement agreement which provides for the settlement and compromise of various disputes and controversies with respect to four defined benefit pension plans of United, including the United Pilot Pension Plan, Flight Attendant Pension Plan, Ground Employees' Pension Plan and the Management, Administrative and Public Contact Pension Plan (collectively, the "Pension Plans"). In addition, in accordance with requests by certain creditors, the Company negotiated modifications and clarifications to the terms of the settlement agreement in the beginning of May, 2005. The Bankruptcy Court approved the settlement agreement on May 10, 2005.  The AFA has filed an appeal of the Bankruptcy Court's approval of the settlement.

        Upon the receipt of the approvals required under the settlement agreement, the PBGC and the Company will execute termination and trusteeship agreements with respect to each of the Pension Plans. As previously mentioned, the termination date for the Ground Employees' Pension Plan will be March 11, 2005, while termination dates for the other plans will be as specified in the settlement agreement. As of the date specified in the termination and trusteeship agreement for each of the Pension Plans, the PBGC will become the statutory trustee of those plans, and the Company will have no further duties or rights with respect to the plans.

        Under the settlement agreement, the Company has agreed to propose a plan of reorganization that provides for the distribution of the following consideration to the PBGC:

  $500 million in principal amount of 6% senior subordinated unsecured notes to be issued to the PBGC no later than the bankruptcy exit date; maturing 25 years from issuance date; with interest payable in kind (notes or common stock) through 2011 (and thereafter in cash) in semi-annual installments; the notes will rank pari passu with all current and future UAL or United senior unsecured debt; and be callable at any time at 100% of par value.
  5,000,000 shares of 2% convertible preferred stock to be issued to the PBGC no later than the bankruptcy exit date, at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the reorganized Company at a conversion price equal to 125% of the average closing price of the common stock during the first 60 days following exit from bankruptcy; with dividends payable in kind semi-annually; the preferred stock will rank pari passu with all current and future UAL or United preferred stock; and be redeemable at any time at $100 par value at the option of the issuer; and being non-transferable until two years after the issuance date.
  $500 million in principal amount of 8% senior subordinated unsecured notes contingently issuable to the PBGC in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date), beginning with the fiscal year ending December 31, 2009 and ending with the fiscal year ending December 31, 2017 in which there is an issuance trigger date. Issuance is triggered when, among other things, the Company's EBITDAR exceeds $3.5 billion over the prior twelve months, provided that issuance would not cause a default under any other securities then existing. Each issued tranche would mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; the notes will rank pari passu with the notes to be issued to ALPA under the January 2005 Letter of Agreement between ALPA and United, and be callable at any time at 100% of par value. For more information on the terms of the settlement agreement, see the Company's Form 8-K filed with the SEC on April 28, 2005.
        The distribution of these securities to the PBGC is subject to a "safety valve" provision that allows for modifications to the terms of the securities to the extent that such terms are materially impairing, hindering or delaying the Company's ability to obtain the necessary financing to exit bankruptcy.

        The settlement agreement requires that any defined contribution plan proposed to be provided by the Company to its employees following the termination of the Pension Plans shall be subject to the PBGC's consent, such consent not to be unreasonably withheld. The Company further agrees not to establish any ERISA-qualified defined benefit pension plan for five years after the date of the Company's exit from bankruptcy.

        Additionally, the Company has agreed to propose a plan of reorganization that provides the PBGC with a single pre-petition general unsecured unfunded liability claim arising from the termination of the Pension Plans. At United's option, the PBGC will assign 45% of the distribution it receives from this claim as directed by United; provided that United's direction of this assignment must be (1) consistent with the best interests of general unsecured creditors, (2) subject to at least 10 business days prior notice to the Creditor's Committee and after consultation with the Committee, and (3) subject to Bankruptcy Court approval under the best interest of creditors' test in a de novo review. If United does not comply with the above, the distribution will be directed to the unsecured creditors.

       Since the settlement agreement shall be deemed to have settled and released any claims by the PBGC on its own behalf or on behalf of the Pension Plans arising from or related to any minimum funding obligations (subject to certain terms and conditions), it also provides for United to terminate the IFS agreement, and for the PBGC to support the Company's actions in certain circumstances.

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

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult changes in the airline industry, substantially higher fuel prices and the continuing weak revenue environment has required us to re-examine these agreements and to seek to renegotiate certain of those financings. To the extent we are unable to restructure any financings that we believe are unaffordable under our revised business plan, we may face the possibility that one or more lessors or lenders may seek to repossess a significant number of aircraft. We also will need to finalize those agreements in principle, and to the extent we are unable to do so, we may likewise face the possibility of repossessions. In either case, the loss of a significant number of aircraft could result in a material adverse affect on our financial and operational performance.

        We are currently in discussions over a significant number of aircraft with a group of mostly public-market financiers to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew due to the need for further cost reductions. While we believe we can ultimately reach a mutually acceptable restructuring for the continued use of these aircraft at affordable rates, the financiers have demanded the return of certain aircraft and there can be no assurance that these aircraft will be available for our continued use.

        Previously, the Bankruptcy Court had enjoined the repossession of six B737 and eight B767 aircraft. On May 6, 2005, the Seventh Circuit Court of Appeals ordered the Bankruptcy Court to vacate the TRO issued in November 2004 preventing the repossession of these aircraft. Dissolution of the TRO will affect only the eight B767 aircraft as United has since rejected leases for the six B737s that were previously subject to it. The Company is exploring all legal and business options to decrease the risk that this would disrupt our ongoing operations. However, if we do not successfully negotiate a solution with the financiers, our operational and financial performance could be adversely affected.

        We have also rejected or abandoned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve a reduced fleet of 455 aircraft in 2005. In addition, as part of ongoing negotiations with financiers, we have converted some long-term financing arrangements into operating leases of a reduced term and, in several instances, re-acquired previously rejected aircraft as circumstances warranted.

        Redeployment and Reduction of Fleet.  On October 6, 2004, the Company announced a plan to expand its international route network, redeploying aircraft to more profitable routes and reducing the overall size of its mainline fleet. These actions are part of the Company's ongoing strategy to adjust fleet size and route mix to current market conditions, which continue to be intensely competitive. Fundamental changes in our industry demand that we take aggressive steps now to implement this plan to ensure that we remain competitive. In the first quarter of 2005, we reduced our mainline operating fleet by 31 aircraft as compared to December 31, 2004.

        In addition, on April 22, 2005, the Bankruptcy Court approved an agreement to transition to other regional carriers all flying operations currently performed for the Company by United Express carrier Air Wisconsin Airlines Corporation ("AWAC"). This transition will be completed by early 2006. The Company does not anticipate that this change will adversely affect its United Express operations. Under this transition agreement, AWAC refunded approximately $22 million to the Company in April 2005.

        On May 13, 2005, the Company announced that it reached a five-year agreement with United Express carrier Mesa Air Group to operate 30 replacement aircraft under the United Express name, beginning in the fall of 2005.

        Municipal Bond Obligations. As a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. At March 31, 2005, we had approximately $1.7 billion outstanding in municipal bonds that were issued on behalf of United to finance the construction of improvements at airport-related facilities. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

        Claims Resolution Process. As permitted under the bankruptcy process, our creditors have filed proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. For further details, see "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation" in the Notes to the Consolidated Financial Statements.

Results of Operations

        Over the past several years, the Company and the airline industry have been faced with severe business challenges and fundamental changes in the airline industry that have produced material adverse impacts on our results of operations, financial position and liquidity. We reported losses from operations of $239 million and $199 million, respectively, for the quarters ended March 31, 2005 and 2004, and we reported net losses of $1.0 billion and $449 million for the same respective periods.

        Operating revenues for the airline industry in general, as well as for the Company, have been adversely impacted by a variety of factors in the last few years. Such factors have included from time to time unfavorable general economic conditions; the terrorist attacks of September 11, 2001 and fears of further terrorist activities; enhanced airport security measures which have increased airport inconvenience and produced some negative customer reaction; the enactment of federal taxes on ticket sales to fund those new security measures; the outbreak of Severe Acute Respiratory Syndrome in early 2003 and subsequent fears of other outbreaks of communicable diseases; and the growth of low-cost carriers in the United States placing further downward pressures on revenues by forcing us to compete with discounted fares offered by low-cost airlines in a growing percentage of the markets we serve. These and other adverse factors caused United mainline passenger revenue per revenue passenger mile to decline from 13.3 cents in 2000 (the last year we reported an operating profit) to 10.8 cents in 2004.

        In the first quarter of 2005, United mainline passenger revenue was 10.8 cents per revenue passenger mile, or 4% lower than it was in the first quarter of 2004. Passenger load factor improved from 75.3% in the first quarter of 2004 to 78.2% in the same quarter of 2005. These results reflect a 2% reduction in system capacity between quarters. As announced in the fourth quarter of 2004, the Company continues to shift capacity from domestic to international markets and it believes that its actions to address overcapacity domestically are beginning to produce unit revenue improvements in that segment.

        Our operating expenses have fluctuated as we have sought to restructure our obligations in bankruptcy, adjust our mainline and regional carrier operating capacity to match marketplace demand, and cope with historically high jet fuel prices throughout recent years. United mainline operating cost per available seat mile increased from 10.6 cents in 2000 to 12.0 cents in 2001, and then declined to 10.2 cents by 2004. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on unit operating costs, particularly in more recent periods. In the first quarter of 2005, United mainline operating cost per available seat mile ("CASM") was 10.3 cents per available seat mile, or less than 1% higher than it was in the first quarter of 2004. The increase in fuel prices between quarters added approximately six tenths of a cent to the first quarter 2005 CASM, as compared to the first quarter of 2004.

        In the summer of 2004, we identified a further $2 billion in required future annual cash savings (to be fully realized in fiscal year 2007) that we believe are necessary to qualify for exit financing and to emerge from reorganization later in 2005. We are using all means available to us in the bankruptcy process to implement changes to our CBAs to enable us to achieve approximately $725 million in average annual labor savings toward the $2 billion goal. We are seeking operational savings and the termination and replacement of defined benefit pension plans to achieve the remainder of the $2 billion savings target.

        Summary of Results. The air travel business is subject to seasonal fluctuations. Our operations can be impacted by adverse weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, results of operations are better in the second and third quarters.

        The first quarter 2005 results include $718 million in reorganization items recorded in connection with our bankruptcy proceedings. The first quarter 2004 results included a favorable out-of-period adjustment to passenger mainline revenue of $60 million, $130 million in reorganization items as well as $13 million to write-down certain non-operating aircraft to their net realizable value.

        First Quarter 2005 Compared with First Quarter 2004.  Operating revenues increased $2 million. Passenger mainline revenues declined $75 million due to a 4% decrease in yield partially offset by a 2% increase in traffic. In addition, passenger revenues in the first quarter of 2004 included a $60 million favorable adjustment. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 2,916	$ 1,789	$ 604	$ 407	$ 116

Increase (Decrease) from 2004:
Passenger revenues (in millions)	(75)	(209)	89	27	18
Passenger revenues (percent)	(2.5%)	(10.5%)	17.3%	7.1%	18.4%

Available seat miles (capacity)	(1.9%)	(9.6%)	16.0%	4.2%	18.3%
Passenger load factor	3.9%	8.1%	(5.2%)	-	(2.3%)
Revenue passenger miles (traffic)	1.9%	(2.2%)	9.9%	4.2%	15.6%
Revenue per revenue passenger mile (yield)	(4.2%)	(6.5%)	4.3%	(0.1%)	(6.5%)

        Cargo revenues increased $24 million (16%) largely due to a 14% increase in cargo ton miles. Other operating revenues decreased $31 million (9%) primarily due to a decrease of $73 million in United Airlines Fuel Corporation ("UAFC") fuel sales to third parties, partially offset by increases in third party maintenance revenues and Mileage Plus mileage sales.

        Operating expenses increased $42 million (1%) and mainline unit cost (operating expenses, excluding regional affiliates costs per available seat mile) increased 0.5%.

(In millions) Operating expenses:	Increase/(Decrease) from 2004	Percentage Change
Salaries and related costs	(218)	(17.5%)	(a)
Aircraft fuel	202	33.5%	(b)
Regional affiliates	94	17.1%	(c)
Purchased services	8	2.3%
Landing fees and other rent	2	0.9%
Aircraft maintenance	34	18.4%	(d)
Depreciation and amortization	(17)	(7.4%)
Cost of sales	(55)	(28.8%)	(e)
Aircraft rent	(17)	(12.3%)	(f)
Commissions	(4)	(4.9%)
Other	13	4.3%
Total	42	1.0%

(a) Decreased primarily due to cost savings associated with lower salary rates and lower full-time equivalent employees.

(b) Increased primarily as a result of a 36% increase in the average cost of fuel (including tax and hedge impact) partially offset by a 2% decrease in consumption.

(c) Increased primarily as a result of greater volumes of United Express regional carrier flying, partially offset by new flying and ground handling contract savings.

(d) Increased due to higher levels of maintenance activity, including contracted maintenance and maintenance materials.

(e) Decreased primarily due to lower third-party fuel sales by UAFC.

(f) Decreased due to restructuring of aircraft lease obligations and fleet reductions.

        Other non-operating expense amounted to $55 million in the first quarter of 2005, compared to $104 million in the first quarter of 2004, excluding non-operating special items and reorganization items. In the first quarter of 2005, the Company recognized a non-operating gain of $42 million in miscellaneous, net to record the impact of non-designated and ineffective fuel hedges. Inclusive of non-operating special items and reorganization items, other non-operating expense amounted to $773 million in the first quarter of 2005, compared to $247 million in the first quarter of 2004. For details on the special items and reorganization items, see "Reorganization Items" and "Special Items" in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         The matters described in "Liquidity and Capital Resources," to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 reorganization process. Those proceedings involve, or may result in, various restrictions on the Company's activities, limitations on financing, and may require Bankruptcy Court and Creditors' Committee approval for various matters, and may create uncertainty as to ongoing relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

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

        United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.3 billion at March 31, 2005, as compared to $2.1 billion at December 31, 2004.

        As of March 31, 2005, we had $864 million in restricted cash, an increase of $8 million as compared to December 31, 2004. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Prior to 2003, we met many of these obligations (which were smaller in amount) through surety bonds or secured letters of credit; however, such facilities are currently largely unavailable to us. As a result, we may be required to post significant additional cash collateral to meet such obligations in the future.

       An institution that processes our credit card ticket sales notified the Company during the second quarter of 2005 that it planned to increase its cash holdback to secure advanced ticket sales in accordance with the terms of its merchant agreement.  The Company does not believe that this increase in restricted cash will be material to its expected future liquidity.

        Operating Activities. For the quarter ended March 31, 2005, we generated cash flow from operations of $257 million, a $128 million decrease as compared to $385 million in operating cash flows generated in 2004.

        We contributed $127 million towards our pension funding obligations in 2004, but made no cash contributions in 2005. We currently anticipate that we will not make any further cash pension contributions, and believe that it will be necessary for the Company to terminate and replace its defined benefit pension plans to obtain exit financing and successfully emerge from bankruptcy. Detailed information regarding our pension plans is included in "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

        Investing Activities. Cash generated from investing activities was $6 million in 2005 compared to cash flows used in investing activities of $22 million in 2004. The change from 2004 to 2005 primarily reflects fewer short-term investment conversions to cash, decreased property additions (including aircraft and aircraft spare parts) and increased proceeds from aircraft sales and other property. In the first quarter of 2005, the Company sold two B727, four B737 and two B767 aircraft, transferred four B767 aircraft to non-operating status and rejected (and/or returned to the lessor) 27 B737 aircraft under Section 1110 of the Bankruptcy Code.

        Financing Activities. Cash flows used in financing activities were $92 million in 2005 and $131 million in 2004. In the first quarter of 2005, we made principal payments under debt and capital lease obligations of $55 million and $28 million, respectively. The decrease in principal payments on capital lease obligations was related to aircraft rejections under Section 1110. In addition, we made $4 million in principal payments on the DIP Financing.

        We expect to spend an estimated $100 million in 2005 for the purchase of property and equipment. At March 31, 2005, commitments for the purchase of property and equipment, principally aircraft, approximated $1.7 billion, after deducting advance payments. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

        At March 31, 2005, we had a total of $859 million in debt outstanding under the DIP Financing and $37 million in letters of credit. We believe that the existing DIP Financing, together with other sources of cash, such as from operations, will be adequate to provide for our projected future liquidity needs through our emergence from bankruptcy.

        With the historically high fuel prices and continuing weak revenue environment, we have continued to restructure our costs to achieve a business plan that will permit the Company to qualify for exit financing for our projected future liquidity needs upon emergence from bankruptcy. This exit financing, together with other available cash and cash flows from future operations, is expected to provide us with adequate levels of liquidity necessary for our ongoing operations and to service our restructured fixed obligations. We expect that in order for the Company to qualify for exit financing, we will be required to comply with financial covenants, and that this financing would be approved as part of an overall plan of reorganization. However, the Company cannot guarantee that this financing will be obtained, or that a plan of reorganization will be approved or implemented successfully.

Outlook

Information regarding guidance for United's 2005 outlook can be obtained from the UAL Corporation's Quarterly report on Form 10-Q for the quarter ended March 31, 2005.

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and thus reflect the Company's current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: our ability to continue as a going concern; our ability to comply with the terms of the DIP Financing or negotiate modifications or amendments thereto as necessary; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions; the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; government legislation and regulation; the ability of the Company to maintain satisfactory labor relations;any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth from time to time in United's reports to the United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2004.

Interest Rate Risk -

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 130	7.56%	$ (29)

Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, United enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against increases in the price of aircraft fuel. As market conditions change, so may United's hedging program.

March 31, 2005
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call options - Heating oil	$ 250	$ 1.24/gal	$ 80
Sold put options - Heating oil	(211)	1.05/gal	-

*Estimated fair values represent the amount United would pay/receive on March 31, 2005 to terminate the contracts.

Item 4.  Controls and Procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the first quarter of 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes such exhibits. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended March 31, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of May, 2005.

UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By: /s/ David M. Wing
David M. Wing
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