Form 10-Q
period 2005-11-14
UNITED AIR LINES INC
filed 2005-11-14
CIK 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

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

(847) 700-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X       No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes           No   X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 14, 2005
Common Stock ($5 par value)	205

*  Registrant is the wholly owned subsidiary of UAL Corporation (File 1-6033).  Registrant became subject to filing periodic reports under the Securities Exchange Act of 1934 as a result of a public offering of securities which became effective June 3, 1988 (Registration Nos. 33-21220 and 22-18246).

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Assets	2005	2004

Current assets:
Cash and cash equivalents	$ 1,678	$ 1,203
Restricted cash	926	856
Short-term investments	75	77
Receivables, net	1,098	941
Related party receivable	219	222
Deferred income taxes	139	117
Inventories, net	228	234
Prepaid fuel expense	388	187
Prepaid expenses and other	570	260
	5,321	4,097

Operating property and equipment:
Owned	17,462	17,730
Accumulated depreciation and amortization	(5,991)	(5,623)
	11,471	12,107

Capital leases	2,665	2,708
Accumulated amortization	(717)	(653)
	1,948	2,055
	13,419	14,162

Other assets:
Investments	23	22
Intangibles, net	376	380
Pension assets	8	665
Aircraft lease deposits	491	540
Prepaid rent	69	71
Other, net	546	782
	1,513	2,460

	$20,253	$20,719

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	September 30	December 31
Liabilities and Stockholders' Equity	2005	2004

Current liabilities:
Current portions of long-term debt and
capital lease obligations	$ 1,196	$ 903
Advance ticket sales	1,860	1,361
Accrued salaries, wages and benefits	829	2,098
Accounts payable	559	599
Related party payable	473	461
Fuel purchase commitments	388	187
Other	1,301	1,255
	6,606	6,864

Long-term debt and capital lease obligations	253	301

Other liabilities and deferred credits:
Deferred pension liability	104	2,333
Postretirement benefit liability	1,937	1,920
Deferred income taxes	438	330
Other	976	938
	3,455	5,521

Liabilities subject to compromise	20,272	16,161

Commitments and contingent liabilities (See note)

Stockholders' equity:
Common stock at par	-	-
Additional capital invested	4,213	4,213
Retained deficit	(11,897)	(7,773)
Accumulated other comprehensive loss	(1,412)	(3,331)
Receivables from affiliates	(1,237)	(1,237)
	(10,333)	(8,128)

	$ 20,253	$20,719

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Three Months Ended
	September 30
	2005	2004
Operating revenues:
Passenger - United Airlines	$ 3,467	$ 3,309
Passenger - Regional Affiliates	662	496
Cargo	174	171
Other	345	336
	4,648	4,312
Operating expenses:
Salaries and related costs	1,000	1,276
Aircraft fuel	1,106	805
Regional affiliates	722	576
Purchased services	374	370
Landing fees and other rent	235	237
Aircraft maintenance	199	184
Depreciation and amortization	205	213
Cost of sales	182	207
Aircraft rent	87	134
Commissions	74	78
Other	286	299
	4,470	4,379

Income/(loss) from operations	178	(67)

Other income (expense):
Interest expense	(131)	(103)
Interest capitalized	1	-
Interest income	8	4
Special non-operating items	-	18
Reorganization items, net	(1,709)	(115)
Miscellaneous, net	12	(2)
	(1,819)	(198)

Loss before income taxes and equity in earnings of affiliates	(1,641)	(265)
Credit for income taxes	-	-
Loss before equity in earnings of affiliates	(1,641)	(265)
Equity in earnings of affiliates	-	2
Net loss	$(1,641)	$ (263)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Statements of Consolidated Operations (Unaudited)
(In Millions)

	Nine Months Ended
	September 30
	2005	2004
Operating revenues:
Passenger - United Airlines	$ 9,684	$ 9,547
Passenger - Regional Affiliates	1,818	1,441
Cargo	526	486
Other	910	947
	12,938	12,421
Operating expenses:
Salaries and related costs	3,081	3,731
Aircraft fuel	2,866	2,101
Regional affiliates	2,052	1,732
Purchased services	1,116	1,092
Landing fees and other rent	693	710
Aircraft maintenance	645	562
Depreciation and amortization	618	660
Cost of sales	459	539
Aircraft rent	318	407
Commissions	227	240
Special operating items	5	-
Other	895	893
	12,975	12,667

Loss from operations	(37)	(246)

Other income (expense):
Interest expense	(357)	(347)
Interest capitalized	(4)	1
Interest income	17	19
Special non-operating items	-	5
Reorganization items, net	(3,825)	(389)
Miscellaneous, net	78	8
	(4,091)	(703)

Loss before income taxes and equity in earnings
of affiliates	(4,128)	(949)
Credit for income taxes	-	-
Loss before equity in earnings of affiliates	(4,128)	(949)
Equity in earnings of affiliates	4	-
Net loss	$(4,124)	$ (949)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-in-Possession)
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

Nine Months
Ended September 30
2005	2004
Cash and cash equivalents at beginning
of period, excluding restricted cash	$ 1,203	$ 1,625

Cash flows from operating activities	776	373

Cash flows from reorganization activities:
Reorganization items, net	(3,825)	(389)
Pension curtailments and settlements	1,045	-
Increase in liabilities	2,683	289
Other	(29)	(13)
(126)	(113)

Cash flows from investing activities:
Additions to property and equipment	(251)	(220)
Proceeds on disposition of property and equipment	153	16
Increase in restricted cash	(70)	(181)
Decrease in short-term investments	2	32
Other, net	(64)	(45)
	(230)	(398)

Cash flows from financing activities:
Proceeds from DIP Financing	310	513
Repayment of DIP Financing	(11)	(313)
Repayment of long-term debt	(156)	(125)
Principal payments under capital lease obligations	(70)	(214)
Aircraft lease deposits, net	-	160
Increase in deferred financing costs	(26)	(20)
Other	8	(16)
	55	(15)

Increase (decrease) in cash and cash equivalents	475	(153)

Cash and cash equivalents at end of period,
excluding restricted cash	$ 1,678	$ 1,472

Cash paid during the period for:
Interest (net of amounts capitalized)	$ 307	$ 333
Non-cash transactions:
Net unrealized gain/(loss) on investments	$ 28	$ -
Decrease in pension intangible assets	$ 657	$ -
Increase in long-term debt incurred for additions to
other assets	$ 21	$ 172

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

        United Air Lines, Inc. ("United," "we," "our" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

        We prepared the unaudited consolidated financial statements shown here as required by the Securities and Exchange Commission ("the SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC. We believe that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, reorganization items and other special charges described below) that are considered necessary for a fair presentation of our financial position and operating results. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2004.

        Effective first quarter 2005, our financial statements reflect reclassifications associated with a corporate reorganization of the entities under common control. Prior periods have been reclassified to conform to the current year's presentation. For further details, see "Related Party Transactions" in the Notes to the Consolidated Financial Statements.

         In the Condensed Statements of Consolidated Cash Flows, the classification of financing costs primarily associated with our debtor-in-possession secured financing ("DIP Financing") has been reclassified to a financing activity described as "Increase in deferred financing costs". The Company presented such changes as an investing activity in prior filings. For the six months ended June 30, 2005 and nine months ended September 30, 2004, this reclassification resulted in a $10 million and $20 million decrease, respectively, to financing cash flows and a corresponding increase to investing cash flows from amounts previously reported.

          Certain prior year financial statement items have been reclassified to conform to the current year's presentation.

Voluntary Reorganization Under Chapter 11

        Bankruptcy Considerations.  On December 9, 2002 ("the Petition Date"), UAL, United and 26 direct and indirect wholly owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The Bankruptcy Court is jointly administering these cases as "In re UAL Corporation, et al., Case No. 02-B-48191." The consolidated financial statements shown here include certain subsidiaries that did not file to reorganize under Chapter 11. The assets and liabilities of these subsidiaries are not considered material to the consolidated financial statements.

        As required by the Bankruptcy Code, the United States Trustee for the Northern District of Illinois appointed on December 13, 2002 an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court concerning our reorganization. There can be no assurance that the Creditors' Committee will support our positions or our Plan of Reorganization (defined below). Any disagreements between the Creditors' Committee and us could protract the Chapter 11 process, hinder our ability to operate during the pendency of the Chapter 11 case, and delay our emergence from bankruptcy protection.

        On September 7, 2005, the Company filed the Debtor's Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and a related Disclosure Statement for Reorganizing Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code. Subsequently, the Company filed the Debtors' First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization") and a related First Amended Disclosure Statement for Reorganizing Debtors' First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Disclosure Statement"). On October 21, 2005, the Bankruptcy Court approved the adequacy of information in the Disclosure Statement and authorized us to send the Disclosure Statement, the Plan of Reorganization and ballots to creditors entitled to vote on the Plan of Reorganization. The deadline for voting on the Plan of Reorganization is December 19, 2005 and the hearing on confirmation of the Plan of Reorganization is scheduled for January 18, 2006. Copies of the Disclosure Statement and the Plan of Reorganization were attached as Exhibits 99.1 and 99.2 to our Current Report on Form 8-K dated October 26, 2005. The information contained in the Disclosure Statement is subject to change, whether as a result of amendments to the Plan of Reorganization, actions of third parties or otherwise.

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

        We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult conditions in the airline industry with substantially higher fuel prices has required us to re-examine some of these agreements and to seek to renegotiate certain of them, most importantly the financings associated with approximately 119 aircraft controlled by a group of mostly-public financiers (the "Public Debt Group").

        We have been in discussions with the Public Debt Group seeking to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew. On August 5, 2005, United entered into term sheets to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, other than the 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("1997-1 EETC") and the 6 B767 aircraft that will be purchased from the Public Debt Group.  On August 11, 2005, the Company made a cash deposit toward the purchase of the B767 aircraft with the intention to complete the purchase in the fourth quarter of 2005. These term sheets, which were approved by the Bankruptcy Court on September 27, 2005, summarize the significant terms and conditions of proposed agreements that would secure United's long-term access to 105 aircraft and resolve any related administrative claims related to these aircraft or the other 56 aircraft previously rejected, returned or repossessed.

        In August 2005, United provided notice to the trustee of its intention to purchase the Tranche A certificates in the 1997-1 EETC transaction, which would permit it to secure long-term access to the 14 aircraft subject to that financing. United previously had acquired the Tranche B and Tranche C certificates in a market transaction as a precursor to purchasing Tranche A. However, a dispute has arisen between United and the holders of the Tranche A certificates regarding the amount necessary to pay the current certificate holders in full, and that matter is currently the subject of litigation.

        If we are unable to consummate our purchase of the 1997-1 EETC Tranche A certificates, our operational and financial performance could be materially adversely affected.

        In addition to restructuring existing financings to reduce ownership costs, we also have rejected or returned certain surplus aircraft to adjust our fleet size and composition to more closely match market demand, and are continuing this process to achieve an approximate fleet size of 455 aircraft in 2005. In addition, as part of ongoing negotiations with financiers, we have converted some long-term financing arrangements into operating leases with shorter terms and, in several instances, re-acquired previously rejected or repossessed aircraft as circumstances warranted.

        Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. By order of the Bankruptcy Court dated September 21, 2005, our deadline under Section 365 to assume, assume and assign, or reject unexpired leases of non-residential real estate, except where otherwise mutually agreed by the parties, is the date on which a plan of reorganization is confirmed by the Bankruptcy Court. Pursuant to that same order, we filed a motion seeking to assume, assume and assign, or reject a small number of United's unexpired non-residential real estate leases on October 21, 2005, to be heard by the Bankruptcy Court by no later than November 18, 2005.

        In general, if we reject an executory contract or unexpired lease, it is treated as a sanctioned pre-petition breach of the lease or contract in question which, subject to certain exceptions, relieves us of performing any future obligations. However, unless otherwise waived or stipulated, such a rejection entitles the lessor or contract counterparty to a pre-petition general unsecured claim for damages caused by such deemed breach and accordingly, the counterparty may file a claim against us for such damages. As a result, liabilities subject to compromise are likely to change in the future as a result of damage claims created by our rejection of various aircraft, executory contracts and unexpired leases. Generally, if we assume an aircraft financing agreement, executory contract or unexpired lease, we are required to cure existing defaults under such contract or lease. We expect that the future assumption of certain executory contracts and unexpired leases may convert liabilities currently shown as subject to compromise to liabilities not subject to compromise.

        To successfully emerge from Chapter 11, in addition to finalizing exit financing, the Bankruptcy Court must confirm a plan of reorganization. In accordance with the Bankruptcy Code, the Plan of Reorganization divides claims against, and interests in, each of the Debtors into classes according to their relative seniority and other criteria and provides the same treatment for each claim or interest of a particular class unless the holder of a particular claim or interest agrees to a less favorable treatment. Among other things, the Plan of Reorganization generally provides for full payment of all allowed administrative and priority claims, and the distribution of debt and equity securities issued by the reorganized UAL to unsecured creditors of the Debtors in satisfaction of their allowed claims.

        Until a plan of reorganization is confirmed by the Bankruptcy Court, the ultimate recoveries of holders of pre-petition claims will remain subject to the uncertain outcome of litigation, negotiations and Bankruptcy Court decisions.

        The Disclosure Statement contains detailed information about the Plan of Reorganization, our five-year business plan, financial estimates regarding our reorganized business enterprise value and events leading up to United's Chapter 11 case. Nothing contained in this Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization. The Plan of Reorganization will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will confirm the Plan of Reorganization or that any such plan will be implemented successfully.

        Financial Statement Presentation. We have prepared the accompanying consolidated financial statements in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," ("SOP 90-7") and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. For the three-month and nine-month periods ending September 30, 2005 and 2004, we recognized the following reorganization expenses in our financial statements:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Aircraft rejection charges	$1,689	$ 88	$2,156	$ 312
Pension-related charges	-	-	1,045	-
Contract rejection charges	34	-	543	-
Professional fees	42	40	134	123
Impairment on lease certificates	3	-	3	-
Aircraft refinance adjustments	(59)	-	(59)	-
Other	-	(13)	3	(46)
	$ 1,709	$ 115	$ 3,825	$ 389

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

        In the first and second quarters of 2005, the Company recognized non-cash pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the Pension Benefit Guaranty Corporation ("PBGC") to involuntarily terminate United Air Lines, Inc. Ground Employees' Retirement Plan (the "Ground Plan"), United Airlines Flight Attendant Defined Benefit Pension Plan (the "Flight Attendant Plan") and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan ("MAPC Plan"). In the second quarter of 2005, the PBGC was appointed statutory trustee for the Ground Plan, the Flight Attendant Plan and the MAPC Plan. Upon termination and settlement of these plans, the Company recognized a non-cash net settlement loss of approximately $395 million in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). In addition, during the second quarter of 2005 the Company recognized a non-cash settlement loss in the amount of $10 million for the termination of the non-qualified supplemental retirement plan for management employees who had accrued benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits.

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

        In accordance with the term sheets reached with the Public Debt Group, the Company agreed to cancel certain 1997-1 EETC certificates that were held by a related party. Accordingly, the Company recorded a non-cash charge in the amount of $3 million for principal and interest on such certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $59 million to reflect the revised financing terms.

       The Condensed Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 and subject to approval of the Bankruptcy Court and the terms of the applicable covenants of the DIP Financing, or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets (including aircraft) and liquidate or settle liabilities for some amounts other than those reflected in the consolidated financial statements. Further, the implementation of a plan of reorganization and the adoption of fresh start accounting is expected to materially change the amounts and classifications of certain assets and liabilities, as compared to amounts and classifications shown in the historical consolidated financial statements.

        Pursuant to the Bankruptcy Code, we have filed schedules with the Bankruptcy Court identifying our assets and liabilities as of the Petition Date, while our creditors have filed proofs of claim with the Bankruptcy Court and we expect new claims to be filed in the future. Approximately 14,000 proofs of claim (including late-filed claims) have been filed so far with the Bankruptcy Court requesting payments from the Company. Through the claims resolution process we have identified many claims which we believe should be disallowed by the Bankruptcy Court, for a number of reasons such as our identification of claims that are duplicative, have been amended or superseded by later filed claims, are without merit, or are otherwise overstated. We have filed omnibus objections to many of these claims and will continue to file additional objections. As of September 30, 2005, approximately 4,000 of the total claims have either been withdrawn by the claimants or disallowed by the Bankruptcy Court.

        As of September 30, 2005, approximately 10,000 proofs of claim totaling $34.1 billion remain on the official claims register in the Company's bankruptcy case. This remaining amount of the proofs of claim filed continues to far exceed our estimate of ultimate liability. Differences in amounts between claims filed by creditors and liabilities shown in our records continue to be investigated and resolved in connection with our claims resolution process. While we have made significant progress to date, we expect this process to continue for some time, and to continue beyond the date of confirmation of a plan of reorganization. We believe that further resolution of claims is necessary for us to determine with more precision the likely range of creditor distributions under the proposed Plan of Reorganization, although estimates of such distributions have been made in the Plan of Reorganization and Disclosure Statement. We have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court and we have classified these as liabilities subject to compromise in the attached Condensed Statements of Consolidated Financial Position.

        We will continue to evaluate existing and new claims filed and will make adjustments, as appropriate. To date, such adjustments have been material and we anticipate that future adjustments will be material as well.

        DIP Financing. In connection with the Chapter 11 filings, the Company arranged DIP Financing. On July 15, 2005, the Bankruptcy Court approved an amendment to our agreement with the DIP Financing lenders to increase the term loan from $800 million to $1.1 billion which, when combined with a $200 million revolving credit and letter of credit facility, provides for a total facility of $1.3 billion (subject to a $100 million reserve for collateral maintenance and liquidation expenses). The amendment also extended the maturity date and the effectiveness of financial covenants to December 30, 2005 and gave the Company the option to further extend the maturity date until March 31, 2006 if certain conditions are satisfied; reduced the interest rate to the prime rate plus 3.25% or LIBOR plus 4.25%; required the Company to maintain a minimum unrestricted cash balance of at least $750 million; waived certain events of default related to certain technical matters; and provided for a new capital expenditure basket for certain aircraft purchases, including a cash sublimit, which required financing for the balance of the aggregate purchase price of such aircraft.

        On August 18, 2005 the Bankruptcy Court approved a further amendment with the DIP Financing lenders to provide for, among other things, a waiver of any event of default as a result of the Company acquiring the Tranche A, Tranche B and Tranche C certificates under the Series 1997-1 EETC financing covering 14 of our aircraft. The amendment further provided for a new term loan of up to $350 million (which matures at the same time as the remainder of the DIP Financing) to be used to refinance a majority of the purchase price of those certificates, available to be drawn through September 30, 2005 (subsequently extended to December 15, 2005) subject to certain conditions. As a result of a dispute between United and the holders of the Tranche A certificates regarding the purchase price thereof, this matter is subject to continuing litigation and the Company has been unable to satisfy the conditions of the DIP agreement required to be met to draw on the new $350 million term loan.

        The terms of the DIP Financing include covenants that require us to satisfy ongoing monthly financial requirements, including thresholds for minimum earnings before interest, income taxes, depreciation, amortization and aircraft rents ("EBITDAR"), limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would constitute an event of default under the DIP Financing and allow the lenders to accelerate the loan. The Company complied with the EBITDAR covenant in the third quarter of 2005.

        Borrowing availability is determined by a formula based on a percentage of eligible assets. The eligible assets consist of certain previously unencumbered aircraft, spare engines, spare parts inventory, certain flight simulators, quick engine change kits and certain route authorities. The underlying value of such assets may fluctuate periodically due to prevailing market conditions and fluctuations in value may have an impact on the borrowing availability under the DIP Financing. Availability may be further limited by additional reserves imposed by the lending banks in their commercially reasonable discretion.

        The DIP Financing is guaranteed by UAL and all other filing subsidiaries and is secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110 and to the extent such financing agreements prohibit such junior liens.

        As of September 30, 2005, we had outstanding borrowings of $1.2 billion at a rate of 8%. In addition, letters of credit were issued under the DIP Financing in an aggregate amount of $37 million.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which establishes standards for accounting for transactions in which an entity obtains employee services in exchange for stock options or share-based payments. SFAS 123R requires that the compensation cost (as measured by the fair value of the equity or liability instruments issued) relating to share-based payment transactions be recognized in financial statements. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Currently we account for stock options under APB 25 as permitted by SFAS 123. SFAS 123R is effective for the first interim or annual reporting period of the Company's first fiscal year that begins after June 15, 2005. The Company will recognize compensation expense for its participation in stock-based compensation plans for the portion of outstanding awards for which the employee service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS 123R. We anticipate the adoption of SFAS 123R will not have a material impact on our financial statements while we are in bankruptcy.

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

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement, which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. Currently, we are evaluating the impact of SFAS 154 on our financial statements.

        In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if they have effective dates within one year of the date of adoption of fresh-start reporting.

Stock Option Accounting

        At September 30, 2005, we had certain stock-based employee compensation plans. We account for these plans under APB 25 and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS 123 we would have reported our net loss as the pro forma amounts shown below:

(In millions)	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$ (1,641)	$ (263)	$ (4,124)	$ (949)
Less: Total compensation expense determined under
fair value method	(1)	(2)	(3)	(7)
Net loss, pro forma	$ (1,642)	$ (265)	$ (4,127)	$ (956)

Income Taxes

        Beginning in the third quarter of 2002, we established a valuation allowance against our net deferred tax asset. Thus, United has a zero percent effective tax rate for both 2005 and 2004. As of September 30, 2005, our valuation allowance totaled $4.1 billion. Further, we have determined that it is more likely than not that our gross deferred tax assets, net of valuation allowances at September 30, 2005, will be realized through the reversals of existing deferred tax credits.

Retirement and Postretirement Plans

        Our net periodic benefit cost included the following components for the three-month and nine-month periods ended September 30, 2005 and 2004:

(In millions)	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$ 4	$ 62	$ 10	$ 7
Interest cost	63	197	30	30
Expected return on plan assets	(51)	(175)	(2)	(2)
Amortization of prior service
cost/(credit)	2	20	(35)	(37)
Curtailment charge	-	-	-	-
Settlement losses, net	-	-	-	-
Recognized actuarial loss	13	23	22	19
Net periodic benefit costs	$ 31	$ 127	$ 25	$ 17

(In millions)	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$ 65	$ 182	$ 32	$ 34
Interest cost	458	592	95	122
Expected return on plan assets	(379)	(531)	(7)	(7)
Amortization of prior service
cost/(credit)	16	61	(107)	(88)
Curtailment charge	640	-	-	-
Settlement losses, net	390	-	-	-
Recognized actuarial loss	98	73	70	70
Net periodic benefit costs	$ 1,288	$ 377	$ 83	$ 131

        Effective July 2004, the Company ceased making contributions to its qualified defined benefit pension plans.  On September 16, 2005, the Internal Revenue Service ("IRS") filed a claim in federal bankruptcy court for $114 million in excise taxes, including interest and penalties, allegedly due for missed contributions to the Company's qualified defined benefit pension plans. United believes the claim is without merit and will oppose it vigorously.

        With the termination of the Company's defined benefit retirement plans, the Company has reached agreements with all of its employee groups except the Association of Flight Attendants ("AFA") to implement replacement plans, largely defined contribution plans under section 401(a) of the Internal Revenue Code. Contributions under all defined contribution plans will be primarily based on employee compensation.  In accordance with the agreements, the Company will not fund these accounts until its emergence from bankruptcy. Various employee groups, including, the Air Line Pilots Association ("ALPA"), the Aircraft Mechanics Fraternal Association ("AMFA"), and the salaried and management employees accrued benefits under these plans during the three and nine month periods ended September 30, 2005 in the aggregate amount of $24 million and $29 million, respectively.

        Historically, the Company has maintained a non-qualified supplemental retirement plan for management employees who have benefits under the tax-qualified pension plan that cannot be paid due to Internal Revenue Code limits on compensation or benefits. In June 2003, we terminated all participation and benefit payments under the non-qualified plan for those participants who had terminated employment with the Company prior to December 9, 2002. Effective February 28, 2005, we terminated the non-qualified supplemental plan for all remaining participants and, during the nine months ended September 30, 2005, recorded a small net settlement gain.

      In the first and second quarter of 2005, the Company recognized pension curtailment charges of $433 million and $207 million, respectively, associated with actions taken by the PBGC to involuntarily terminate the Company's defined benefit pension plans in March 2005 for the Ground Plan and in June 2005 for the Flight Attendant Plan and the MAPC Plan. These pension plans were projected to have benefit obligations and plan assets aggregating approximately $8.0 billion and $4.2 billion, respectively, as of December 31, 2004. In May 2005, the PBGC was appointed statutory trustee for the Ground Plan and in June 2005, the PBGC was appointed statutory trustee for the MAPC Plan and the Flight Attendant Plan. Upon termination and settlement of these plans, the Company recognized a net settlement loss of approximately $395 million in accordance with SFAS 88.

        SOP 90-7 requires that pre-petition liabilities, including claims that become known after a petition is filed, be reported on the basis of the expected amount of the claim allowed rather than the amounts for which those claims might be settled. Management is not able at this time to estimate the PBGC's claims to be allowed from the terminations of the Ground, MAPC or Flight Attendant Plans until a plan of reorganization is approved and associated litigation and objections have been resolved by the Bankruptcy Court. Historically, bankruptcy courts have allowed pension termination claims based on either PBGC assumptions or prudent investor assumptions. Management has estimated that the range of probable allowable claims may be as high as $7.2 billion using the PBGC's statutory assumptions (as defined by Employee Retirement Income Security Act regulations) for estimating the net pension obligation and may be as low as $1.9 billion using the prudent investor assumptions. The prudent investor assumptions use a discount rate which is based upon the selection of a set of investments by a prudent investor which would produce a return achievable in the market as a whole. Management concluded that a prudent investor rate of 8.00% was appropriate for estimating the low end of the range of potential allowable claims.

        In accordance with SFAS No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of Loss", if management can estimate the range of the probable allowable claim, but no specific value within the range is more probable than any other, the lowest value in the range of the probable loss should be recorded. As such, a $1.9 billion allowable claim for the PBGC was recorded in the second quarter of 2005 and classified as liabilities subject to compromise on the Condensed Statements of Consolidated Financial Position. The Company has a contractual obligation to support the PBGC's claim that was calculated with statutory assumptions. The Creditors' Committee has filed an objection to the PBGC's claim and the Company cannot predict the amount of the claim the Bankruptcy Court will ultimately allow.

        On October 26, 2005, the Bankruptcy Court issued a written opinion ruling that the PBGC had satisfied its burden for a judicial decree that the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan") should be terminated. A prior written summary judgment ruling had established the effective date of the termination as December 30, 2004. The Bankruptcy Court also ruled that the PBGC was appointed statutory trustee of the Pilot Plan; accordingly, the Company has no further responsibility or obligations regarding such plan. The Company believes the termination of the Pilot Plan also ends the Company's obligations regarding non-qualified benefits that were earned under the plan. As a result, the Company has stopped payment of these benefits (which were approximately $6 million per month).

Restricted Cash

        At September 30, 2005, United had $926 million in restricted cash, primarily representing security for workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks.

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

        At September 30, 2005, we had liabilities subject to compromise of $20.3 billion consisting of the following:

(In millions)
Long-term debt, including accrued interest	$ 7,046
Defined benefit pension plans	4,445
Aircraft-related accruals and deferred gains	5,263
Capital lease obligations, including accrued interest	1,667
Accounts payable	291
Related party	214
Early termination fees	162
Other	1,184
$20,272

Segment Information

        We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

(In millions)	Three Months Ended September 30, 2005
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 2,928	$ 820	$ 567	$ 106	$ 227	$ -	$ 4,648
Intersegment revenue	72	26	18	3	13	(132)	-
Net income/(loss) before
reorganization items	(52)	12	26	(10)	92	-	68

(In millions)	Three Months Ended September 30, 2004
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 2,750	$ 729	$ 544	$ 93	$ 196	$ -	$ 4,312
Intersegment revenue	71	19	14	3	13	(120)	-
Net income/(loss) before
special items and
reorganization items	(269)	13	18	(3)	75	-	(166)

(In millions)	Nine Months Ended September 30, 2005
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 8,070	$ 2,282	$ 1,563	$ 347	$ 676	-	$12,938
Intersegment revenue	221	81	52	12	46	(412)	-
Net income/(loss) before
special items and
reorganization items	(467)	(49)	(5)	(46)	273	-	(294)

(In millions)	Nine Months Ended September 30, 2004
	United Air Lines, Inc.					Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 8,068	$ 1,975	$ 1,484	$ 306	$ 588	-	$ 12,421
Intersegment revenue	199	52	39	9	39	(338)	-
Net income/(loss) before
special items and
reorganization items	(791)	17	15	(16)	210	-	(565)

        A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2005	2004	2005	2004
Total income/(loss) for reportable segments	$ 68	$ (166)	$ (294)	$ (565)
Special items	-	18	(5)	5
Reorganization items, net	(1,709)	(115)	(3,825)	(389)
Net loss	$(1,641)	$ (263)	$(4,124)	$ (949)

        The Company's dedicated revenue-producing assets (primarily aircraft) generally can be deployed in any of its reportable segments. ULS had $1.5 billion in total assets as of September 30, 2005.

        As of September 30, 2005, the Company identified and corrected misclassifications of operating revenues, intersegment revenues and net income/(loss) before special items and reorganization items as previously reported for the first and second quarters of 2005 and 2004.

Comprehensive Loss

        We include in other comprehensive loss changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the three months ended September 30, 2005 and 2004, total comprehensive loss amounted to $(1,630) million and $(221) million, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive loss amounted to $(2,205) million and $(907) million, respectively. Total comprehensive loss for the nine months ended September 30, 2005 included a $1.9 billion net adjustment relating to the termination of various pension plans, as discussed in Pension and Postretirement Plans.

Special Items

        During the second quarter of 2005, we recognized a charge of $5 million for aircraft impairments related to the planned accelerated retirement of certain aircraft then operated by Air Wisconsin Airlines Corporation ("AWAC").

        During the third quarter of 2004, Air Canada successfully emerged from protection under the Companies' Creditors Arrangement Act of the Canada Business Corporation Act. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our pre-petition claim and recorded a non-operating special gain of $18 million during the third quarter of 2004.

        During the first quarter of 2004, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

Aircraft Fuel Hedges

        Aircraft fuel represented 25% and 22%, respectively, of our total operating expenses for the three months and nine months ended September 30, 2005. In addition, mainline aircraft fuel was our largest operating expense during the three months ended September 30, 2005.

        Our strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily involves using collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Those contracts designated as hedges are recorded at fair value, with the changes in intrinsic value recorded in other comprehensive loss until the underlying hedged fuel is consumed. To the extent that the designated hedges are ineffective, gain or loss is recognized currently. The fair value of each designated hedge is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. For those contracts not designated as hedges, the related gain or loss is recognized currently as an element of non-operating income. In the three months ending September 30, 2005, the Company recognized a gain of $10 million (which included a loss of $1 million relating to the options' time-value and a gain of $11 million as a result of ineffective hedges) in non-operating income. In the nine months ending September 30, 2005, the Company recognized income of $50 million (which included income of $4 million relating to the options' time-value) in non-operating income mainly due to non-designated hedges.

        We have hedged approximately9% of our remaining 2005 projected fuel requirements at an average price of $1.25 per gallon, excluding taxes. These contracts will expire through December 31, 2005. The current fair value of our designated hedge position is approximately $32 million as of September 30, 2005 and is included in other comprehensive loss. We expect that this entire amount will be recognized into earnings during the fourth quarter as a reduction to fuel expense. We plan to continue to hedge future fuel purchases as circumstances and market conditions allow.

Commitments and Contingencies

        In addition to common commercial lease transactions, we have entered into numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt special facility revenue bonds ("municipal bonds") that are issued by various local municipalities to build or improve airport and maintenance facilities.

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

        On March 30, 2004, the Bankruptcy Court granted our motions for summary judgment with respect to the JFK, SFO and LAX municipal bonds, holding that our payment obligations related to municipal bonds financing airport improvements at these sites which were not obligations arising under "leases" pursuant to Section 365 of the Bankruptcy Code. Based on this ruling, the outstanding $248 million in principal in connection with these municipal bonds was considered pre-petition debt and the applicable accrued rent has been classified as liabilities subject to compromise.

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

        The Company appealed the District Court's ruling with respect to the SFO, LAX and DEN adversary proceedings to the United States Court of Appeals for the Seventh Circuit, and the defendants appealed the ruling in the Company's favor in the JFK matter. On July 26, 2005, the Court of Appeals reversed the District Court's ruling with respect to the SFO adversary proceeding; the defendants petitioned for a rehearing that was denied by the Court of Appeals on August 23, 2005. On August 19, 2005, the Court of Appeals affirmed the District Court's ruling with respect to the JFK adversary proceedings and set a briefing schedule for the DEN and LAX proceedings. The defendants in the JFK matter filed a petition for rehearing with the Court of Appeals on September 6, 2005, which was denied by the Court of Appeals on September 12, 2005. The defendants in both the SFO and JFK proceedings may still petition the U. S. Supreme Court for a writ of certiorari. The outcome of remaining LAX and DEN appeals remains uncertain and, therefore, the ultimate treatment of these municipal bond obligations in reorganization is uncertain. In accordance with the Bankruptcy Court's order, we have paid $10 million and $22 million into escrow for the interest payments due for the LAX and SFO municipal bonds, respectively.

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

        As of September 30, 2005, the Company had paid into escrow cash payments totaling approximately $22 million related to interest due on three of the seven O'Hare municipal bonds for semi-annual interest payments that were purported to have come due during the pendency of the Chapter 11 reorganization. As part of the O'Hare Settlement Agreement, these escrow funds, less the legal fees of the trustees and certain holders, will be remitted back to the Company.

        On August 7, 2005, the Company announced that it had reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O'Hare. However, the parties were unable to reach a definitive agreement finalizing the terms of the agreement in principle.

       On October 5, 2005, a trial was held before the Bankruptcy Court to determine whether the cross-default provision of our Airport Use Agreement at O'Hare can be enforced to deny our access to our exclusive use premises at the airport. The City of Chicago is seeking to change the Company's facilities access to preferential use, as opposed to exclusive use. The parties filed post-trial briefs simultaneously on October 26, 2005, and replies to those briefs were filed on November 4, 2005. The Bankruptcy Court has not set a timetable for ruling on this matter.

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

        The Company anticipates that if found liable, its damages from claims arising from the events of September 11, 2001 would be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to our insurance coverage.

        At September 30, 2005, commitments for the purchase of property and equipment, principally aircraft, approximated $1.9 billion, after deducting advance payments. Since September 11, 2001, we have reached agreements with the aircraft manufacturers enabling us to delay or cancel delivery of future orders. Since resetting our fleet plan is critical to our overall restructuring, we continue to hold discussions regarding these deliveries. Our current commitments would require payments of an estimated $0.2 billion for the remainder of 2005, $0.1 billion in 2006, $0.5 billion in both 2007 and 2008 and $0.6 billion in 2009 and thereafter primarily for the purchase of A319 and A320 aircraft. It is likely that the amount and timing of these obligations will change, and could potentially be eliminated in their entirety. Additionally, the disposition of advance payments related to A319 and A320 aircraft of $116 million is subject to the ultimate outcome of these discussions.

Related Party Transactions

        In 2005, the Bankruptcy Court approved a corporate restructuring that (a) moved Ameniti Travel Clubs, Inc (formerly known as Confetti, Inc.) as a subsidiary of ULS to a subsidiary of MyPoints.com, Inc. ("MyPoints"), (b) moved MyPoints as a subsidiary of ULS to a subsidiary of UAL, and (c) moved ULS as a subsidiary of UAL to a subsidiary of United. This change in ownership was accounted for as a restructuring of entities under common control and all assets and liabilities transferred have been stated at net book values and all prior periods presented have been reclassified. This restructuring was completed on March 21, 2005 and resulted in decreased net losses of $74 million and $234 million, respectively, for the three and nine months ended September 30, 2004. In addition, the restructuring resulted in a change in classification of certain operating revenues that are associated with our Mileage Plus program as follows:

Increase/(decrease)	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
(In millions)
Operating revenues:
Passenger - United Airlines	$ 12	$ 44
Other	(12)	(44)
Total operating revenues	$ -	$ -

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

        In the summer of 2004, we identified a further $2 billion in required future annual cash savings (to be fully realized by fiscal year 2007) that we believed were necessary to attract exit financing and to emerge from reorganization. We expect to realize over $650 million in annual savings through full implementation of our structured program of Business Improvement Initiatives. Additionally, we have amended our collective bargaining agreements ("CBAs") and reduced our non-represented salaried and management employees' compensation and benefits to achieve approximately $700 million in average annual labor savings toward the $2 billion goal. Finally, the termination and replacement of our defined benefit pension plans is expected to realize over $600 million in average annual cash savings over the 2005 to 2010 time frame.

        Labor Restructuring.   Effective January 1, 2005, the Company reduced the compensation of its non-represented salaried and management employees and announced changes to benefits and productivity for this group. The Company has also achieved significant changes to all of its CBAs by negotiating consensual amended agreements (all of which were subsequently ratified) with each of its labor unions. On January 31, 2005, the Bankruptcy Court approved amended CBAs between the Company and the AFA, the ALPA, the Professional Airline Flight Control Association ("PAFCA"), and the Transport Workers Union ("TWU"). On May 31, 2005, the Bankruptcy Court approved an amended CBA between the Company and the AMFA and subsequently, on July 22, 2005, approved an amended CBA between the Company and the International Association of Machinists and Aerospace Workers ("IAM"). All represented groups, other than the AFA, have also agreed to eliminate any requirements in their respective CBAs to maintain, and not to oppose efforts by the Company to terminate, each of their respective defined benefit pension plans.

      The Company has also agreed to provide each employee group a portion of the equity, securities or other consideration to be provided to general unsecured creditors under any plan of reorganization proposed or supported by the Company. Each employee group is to receive an amount based upon a portion of the value of cost savings provided by that group. The Company currently estimates that no more than $7.5 billion will be used to determine the prorata distribution to employees of equity, securities or other consideration to be provided, but the actual value of a distribution will ultimately be determined by the Bankruptcy Court and could, in part or in whole, be the subject of objections of creditors. The Company expects that the allowed amount, if any, would be treated in a manner similar to an allowed claim in determining the amount of equity to be provided to employees upon confirmation of the Plan of Reorganization.  Although the approval of a distribution to employees is reasonably possible, the Company is unable to estimate a final distribution value until the Bankruptcy Court has confirmed the final plan of reorganization and any objections from the Creditors' Committee or other parties are resolved.

        The Company has agreed to provide to employees represented by ALPA, PAFCA, TWU, AMFA and IAM as well as its salaried and management employees, approximately $706 million in convertible notes upon the emergence of the Company from bankruptcy. These notes were promised in recognition, that, among other things, each of these employee groups' defined benefit pension plans were to be terminated and replaced.

        Each of the amended CBAs also contain provisions whereby they can be terminated at the option of the respective union under certain conditions, including if the Company fails to achieve a specifically defined level of cost savings from all of its other employee groups, including its non-represented salaried and management employees. On April 8, 2005 the AFA served notice to the Company of its intention to exercise this termination provision. Although the Company does not believe that the AFA has any cause to terminate the agreement, the parties have agreed to resolve the matter through expedited arbitration, which is ongoing.

        Pensions. The Company determined that to obtain exit financing and successfully reorganize and emerge from Chapter 11 bankruptcy proceedings, it was necessary to terminate and replace all of its defined benefit pension plans. To this end, on April 22, 2005, United and the PBGC entered into a global settlement agreement which provides for the settlement and compromise of various disputes and controversies with respect to four defined benefit pension plans of United, including the Pilot Plan, the Flight Attendant Plan, the Ground Plan and the MAPC Plan (collectively, the "Pension Plans"). On May 10, 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors. The AFA and several other parties have filed legal challenges to the approval of the PBGC agreement by the Bankruptcy Court. To date, no such challenges have been successful, although the AFA has continued to pursue its appeal.

        The PBGC assumed responsibility for the Ground Plan effective May 23, 2005 and the Flight Attendant and the MAPC Plans effective June 30, 2005. The AFA has filed a legal challenge to the PBGC's right to involuntarily terminate the Flight Attendant Plan in the Federal District Court in Washington D.C. The PBGC and the Company have executed termination and trusteeship agreements with respect to the Ground Plan, the Flight Attendant Plan and the MAPC Plan. The Company thus has no further duties or rights with respect to these plans.

        On October 26, 2005, the Bankruptcy Court issued a written opinion ruling that the PBGC had satisfied its burden for a judicial decree that the Pilot Plan should be terminated. A prior written summary judgment ruling had established the effective date of the termination as December 30, 2004. The Bankruptcy Court also ruled that the PBGC was appointed statutory trustee of the Pilot Plan; accordingly, the Company has no further responsibility or obligations regarding such plan. The Company believes the termination of the Pilot Plan also ends the Company's obligations regarding non-qualified benefits that were earned under the plan. As a result, the Company has stopped payment of these benefits (which were approximately $6 million per month).

        Under the global settlement agreement, the Company has agreed to propose a plan of reorganization that provides for the distribution of the following consideration to the PBGC:

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
        For more information on the terms of the settlement agreement, please see the Company's Current Report on Form 8-K filed with the SEC on April 28, 2005.

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

        Additionally, the Company has proposed a plan of reorganization that provides the PBGC with a single pre-petition general unsecured unfunded liability claim arising from the termination of the Pension Plans. At the Company's option, the PBGC will assign 45% of the distribution it receives from this claim as directed by the Company; provided that the Company's direction of this assignment must be (1) consistent with the best interests of general unsecured creditors, (2) subject to at least 10 business days prior notice to the Creditors' Committee and after consultation with the Committee, and (3) subject to Bankruptcy Court approval under the best interest of creditors' test in a de novo review. If the Company does not comply with the above, the distribution will be directed to the unsecured creditors.

       On November 30, 2004, Independent Fiduciary Services, Inc. ("IFS"), the independent fiduciary appointed by the Company, filed a motion in the Bankruptcy Court requesting the allowance of a $288 million to $993 million administrative claim against the Company for unpaid minimum funding contributions. On March 18, 2005, the Bankruptcy Court ruled that only those contributions arising from pension benefits associated with service performed by participants in the post-petition period would be considered an administrative claim. IFS is appealing this decision. Because the global settlement agreement shall be deemed to have settled and released any claims by the PBGC on its own behalf or on behalf of the Pension Plans arising from or related to any minimum funding obligations (subject to certain terms and conditions), it also provides for United to terminate the IFS agreement, and for the PBGC to support the Company's actions in certain circumstances. On May 27, 2005, the Company provided notice to IFS of its intent to terminate the Fiduciary Services Agreement between the Company and IFS with respect to each of the Company's Pension Plans effective on the later of: (a) July 27, 2005 or (b) the date upon which the PBGC becomes statutory trustee for each such plan, respectively.  Thus, IFS was no longer the independent fiduciary for the Flight Attendant Plan, Ground Plan and the MAPC Plan as of July 27, 2005 and the Pilot Plan as of October 26, 2005.

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

        Postretirement Benefits. In 2004, the Company reached agreement with representatives of our retirees to modify medical and life insurance benefits for individuals who had retired from United prior to July of 2003 under Section 1114 of the Bankruptcy Code ("retiree medical benefit claims"). As a result of these agreements, each of the representatives of the Company's employee groups (other than AMFA) filed retiree medical benefit claims on behalf of its former members in the Bankruptcy Court. In addition, some eligible individuals have filed retiree medical benefit claims on their own behalf. However, the Company has proposed, as part of the Plan of Reorganization, a process which would provide a general unsecured claim for retiree medical benefits to each of the affected individuals. This approach is subject to objection as to the validity or amount by representatives of the Company's employee groups, creditors in general as well as the affected retirees. As such, the Company is not able at this time to estimate the aggregate amount of retiree medical benefit claims to be allowed by the Bankruptcy Court from these agreements, until a plan of reorganization is approved and associated litigation and objections have been resolved.

        Section 1110 Aircraft Restructuring.  We have negotiated with our aircraft lessors and lenders to restructure existing financings to reduce aircraft ownership costs to better reflect current market rates, and we have reached agreements in principle to restructure transactions with respect to a majority of our financed aircraft. However, the need for further cost reductions due to difficult conditions in the airline industry with substantially higher fuel prices has required us to re-examine some of these agreements and to seek to renegotiate certain of them, most importantly the financings associated with approximately 119 aircraft controlled by the Public Debt Group.

        We have been in discussions with the Public Debt Group seeking to renegotiate an agreement in principle reached in the summer of 2004 from which we subsequently withdrew. On August 5, 2005, United entered into term sheets to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, other than the 14 aircraft financed under the Series 1997-1 EETC and the 6 B767 aircraft that will be purchased from the Public Debt Group.  On August 11, 2005, the Company made a cash deposit toward the purchase of the B767 aircraft with the intention to complete the purchase in the fourth quarter of 2005. These term sheets, which were approved by the Bankruptcy Court on September 27, 2005, summarize the significant terms and conditions of proposed agreements that would secure United's long-term access to 105 aircraft and resolve any related administrative claims related to these aircraft or the other 56 aircraft previously rejected, returned or repossessed. The proposed agreements will also produce savings to United of approximately $300 million annually and, together with all other aircraft restructurings and our strategic fleet reductions (discussed below), reduce our average annual aircraft costs by approximately $850 million between years 2003 and 2008.

        In August 2005, United provided notice to the trustee of its intention to purchase the Tranche A certificates in the 1997-1 EETC transaction, which would permit it to secure long-term access to the 14 aircraft subject to that financing. United previously had acquired the Tranche B and Tranche C certificates in a market transaction as a precursor to purchasing Tranche A. However, a dispute has arisen between United and the holders of the Tranche A certificates regarding the amount necessary to pay the current certificate holders in full, and that matter is currently the subject of litigation.

        If we are unable to consummate our purchase of the 1997-1 EETC Tranche A certificates, our operational and financial performance could be materially adversely affected.

        Redeployment and Reduction of Fleet.  On October 6, 2004, the Company announced a plan to expand its international route network and reduce the overall size of its mainline fleet. These actions are part of the Company's ongoing strategy to adjust fleet size and route mix in light of current market conditions, which continue to be intensely competitive. In the first nine months of 2005, we reduced our mainline operating fleet by 39 aircraft as compared to December 31, 2004.

        In addition, on April 22, 2005, the Bankruptcy Court approved an agreement to transition to other regional carriers all flying operations then performed for the Company by United Express carrier Air Wisconsin Airlines Corporation ("AWAC"). This transition will be completed by early 2006. The Company does not anticipate that this change will adversely affect its United Express operations. Under this transition agreement, AWAC refunded to the Company on April 22, 2005 approximately $22 million of previously incurred costs, which was recognized as a reduction to regional carrier expense. As a result of the transition agreement, the Company also recognized a charge of $5 million for aircraft impairments relating to planned accelerated retirement of certain aircraft currently operated by AWAC.

        Effective in May 2005, we amended our capacity purchase agreement with Mesa Air Group to give them the right to place into service up to 30 leased 50-seat regional jet aircraft to be branded as United Express and operated within the United Express system. The Company expects to receive $30 million in cash before the end of 2005 for agreeing to this amendment, of which $10 million was received during the second quarter of 2005; these payments will be recognized as a reduction to regional carrier expense over the contract term.

        Municipal Bond Obligations. As a result of our bankruptcy filing, we are not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. At September 30, 2005, we had approximately $1.7 billion outstanding in municipal bonds that were issued on behalf of United to finance the construction of improvements at airport-related facilities. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

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

        Plan of Reorganization. To successfully emerge from Chapter 11, in addition to finalizing exit financing, the Bankruptcy Court must confirm a plan of reorganization. In late October, after obtaining Bankruptcy Court approval, we began sending our Plan of Reorganization, the related Disclosure Statement and ballots to creditors entitled to vote on the Plan of Reorganization. The deadline for voting on the Plan of Reorganization is December 19, 2005 and the hearing on confirmation of the Plan of Reorganization is scheduled for January 18, 2006. Among other things, the Plan of Reorganization generally provides for full payment of all allowed administrative and priority claims, and the distribution of debt and equity securities issued by the reorganized UAL to unsecured creditors of the Debtors in satisfaction of their allowed claims, which distribution is estimated to have a value based on certain assumptions described in the Disclosure Statement. Generally, under the Bankruptcy Code most of a debtor's liabilities must be satisfied in full before the holders of a debtor's equity securities can receive any distribution on account of such securities. Accordingly, our existing equity security holders are not entitled to any distribution under the Plan of Reorganization. For further details, see "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation" in the Notes to the Consolidated Financial Statements.

Results of Operations

        Over the past several years, the Company and the airline industry have been faced with severe business challenges and fundamental changes in the airline industry which have produced material adverse impacts on our results of operations, financial position and liquidity. During the three-month periods ended September 30, 2005 and 2004, we reported income/(loss) from operations of $178 million and $(67) million, respectively, and we reported net losses of $(1,641) million and $(263) million for the same respective periods. During the nine-month periods ended September 30, 2005 and 2004, we reported losses from operations of $(37) million and $(246) million, respectively, and we reported net losses of $(4,124) million and $(949) million for the same respective periods.

        Operating revenues for the airline industry in general, as well as for the Company, have been adversely impacted by a variety of factors in the last few years. Such factors have included from time to time unfavorable general economic conditions; the terrorist attacks of September 11, 2001 and fears of further terrorist activities; enhanced airport security measures which have increased airport inconvenience and produced some negative customer reaction; the enactment of federal taxes on ticket sales to fund those new security measures; the outbreak of Severe Acute Respiratory Syndrome in early 2003 and subsequent fears of other outbreaks of communicable diseases; and the growth of low-cost carriers in the United States placing further downward pressures on revenues by forcing us to compete with discounted fares offered by low-cost airlines in a growing percentage of the markets we serve. These and other adverse factors, such as excess industry seat capacity, caused United mainline passenger revenue per revenue passenger mile ("yield") to decline from 13.3 cents in 2000 (the last year we reported an operating profit) to 10.8 cents in 2004.

        In the first nine months of 2005, yield was 11.2 cents, or 3% higher than it was in the first nine months of 2004. Passenger load factor improved from 79.9% in the first nine months of 2004 to 81.9% in the same period of 2005. These results reflect a 4% reduction in system capacity between periods. As announced in the fourth quarter of 2004, the Company has shifted capacity from domestic to international markets and it believes that its actions to address overcapacity domestically are producing unit revenue improvements.

        Our operating expenses have fluctuated as we have sought to restructure our obligations in bankruptcy, adjust our mainline and regional carrier operating capacity to match marketplace demand, and cope with historically high jet fuel prices throughout recent years. United mainline operating cost, excluding regional costs, per available seat mile ("CASM") increased from 10.6 cents in 2000 to 12.0 cents in 2001, and then declined to 10.2 cents by 2004. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on unit operating costs, particularly in more recent periods. In the first nine months of 2005, mainline CASM was 10.4 cents, or 4% higher than it was in the first nine months of 2004. The increase in fuel prices between periods added approximately eight tenths of a cent to the first nine months of 2005 mainline CASM, as compared to the same period in 2004.

        Summary of Results. The air travel business is subject to seasonal fluctuations. Our operations can be impacted by adverse weather and our first- and fourth-quarter results normally reflect reduced travel demand. Historically, results of operations are better in the second and third quarters.

        Third Quarter 2005 Compared with Third Quarter 2004.  Operating revenues increased $336 million (8%). Passenger mainline revenues increased $158 million (5%) due to a 9% increase in yield partially offset by a 3% decrease in revenue passenger miles ("traffic"). The following analysis by market is based on information reported to the U.S. Department of Transportation:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	3,467	2,153	710	507	97

Increase (decrease) from 2004:
Passenger revenues (in millions)	158	21	91	31	15
Passenger revenues (percent)	4.8%	1.0%	14.7%	6.5%	18.3%
Available seat miles (percent)	(5.3%)	(12.5%)	12.7%	0.1%	15.1%
Passenger load factor (points)	1.8pt	2.9pt	(0.3)pt	(0.5)pt	0.9pt
Traffic (percent)	(3.3%)	(9.4%)	12.3%	(0.5%)	16.3%
Yield (percent)	8.5%	12.3%	1.5%	8.4%	0.4%

        Cargo revenues were relatively unchanged year-over-year. Other operating revenues increased $9 million (3%) primarily due to increases in third-party maintenance revenues and Mileage Plus mileage sales, partially offset by a decrease in UAFC fuel sales to third parties.

Operating expenses increased $91 million (2%) and mainline CASM increased 5%.

(In millions) Operating expenses:	Increase/(Decrease) from 2004	Percentage Change
Salaries and related costs	(276)	(21.6%)	(a)
Aircraft fuel	301	37.4%	(b)
Regional affiliates	146	25.3%	(c)
Purchased services	4	1.1%
Landing fees and other rent	(2)	(0.8%)
Aircraft maintenance	15	8.2%
Depreciation and amortization	(8)	(3.8%)
Cost of sales	(25)	(12.1%)	(d)
Aircraft rent	(47)	(35.1%)	(e)
Commissions	(4)	(5.1%)
Other	(13)	(4.3%)
Total	91	2.1%

(a) Decreased primarily due to cost savings associated with lower salary and benefit rates and lower full-time equivalent employees.

(b) Increased primarily as a result of a 46% increase in the average cost of fuel (including tax and hedge impact) partially offset by a decrease in consumption.

(c) Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying partially offset by new contract savings.

(d) Decreased primarily due to lower third-party fuel sales by UAFC partially offset by higher third-party maintenance activity.

(e) Decreased primarily due to restructured aircraft lease obligations and fleet reductions.

        Other non-operating expense amounted to $110 million in the third quarter of 2005, compared to $101 million in the third quarter of 2004, excluding special non-operating and reorganization items. In the third quarter of 2005, the Company recognized a non-operating gain of $10 million in miscellaneous, net to record the impact of non-designated and ineffective fuel hedges. Inclusive of special non-operating and reorganization items, other non-operating expense amounted to $1.8 billion in the third quarter of 2005, compared to $198 million in the third quarter of 2004. For details on special items and reorganization items, see "Special Items" and "Reorganization Items" in the Notes to Consolidated Financial Statements.

        First Nine Months of 2005 Compared with First Nine Months of 2004.  Operating revenues increased $517 million (4%). Passenger mainline revenues increased $137 million (1%) due to a 3% increase in yield partially offset by a 1% decrease in traffic. In the first quarter of 2004, passenger revenues included a $60 million out-of-period favorable adjustment. The following analysis by market is based on information reported to the U.S. Department of Transportation:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	9,684	5,983	1,986	1,396	319

Increase (decrease) from 2004:
Passenger revenues (in millions)	137	(286)	286	91	46
Passenger revenues (percent)	1.4%	(4.6%)	16.8%	7.0%	16.8%
Available seat miles (percent)	(3.5%)	(11.3%)	16.0%	2.4%	18.1%
Passenger load factor (points)	2.0pt	3.9pt	(2.8)pt	(0.2)pt	0.6pt
Traffic (percent)	(1.1%)	(6.9%)	12.1%	2.2%	18.9%
Yield (percent)	2.7%	2.8%	4.3%	6.2%	(3.4%)

        Cargo revenues increased $40 million (8%) largely due to 5% higher yield and 4% higher volumes. Other operating revenues decreased $37 million (4%) primarily due to decreases in UAFC fuel sales to third parties and intercompany revenues, partially offset by increases in third party maintenance revenues and Mileage Plus mileage sales.

Operating expenses increased $308 million (2%) and mainline CASM increased 4%.

(In millions) Operating expenses:	Increase/(Decrease) from 2004	Percentage Change
Salaries and related costs	(650)	(17.4%)	(a)
Aircraft fuel	765	36.4%	(b)
Regional affiliates	320	18.5%	(c)
Purchased services	24	2.2%
Landing fees and other rent	(17)	(2.4%)
Aircraft maintenance	83	14.8%	(d)
Depreciation and amortization	(42)	(6.4%)
Cost of sales	(80)	(14.8%)	(e)
Aircraft rent	(89)	(21.9%)	(f)
Commissions	(13)	(5.4%)
Special operating items	5	-	(g)
Other	2	0.2%
Total	308	2.4%

(a) Decreased primarily due to cost savings associated with lower salary and benefit rates and lower full-time equivalent employees.

(b) Increased primarily as a result of a 43% increase in the average cost of fuel (including tax and hedge impact) partially offset by a decrease in consumption.

(c) Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying, partially offset by new contract savings.

(d) Increased primarily due to higher levels of purchased maintenance activity. This increase is offset by productivity and labor rate improvements, the effects of which are included in (a) above.

(e) Decreased primarily due to lower third-party fuel sales by UAFC partially offset by higher third-party maintenance activity.

(f) Decreased due to restructured aircraft lease obligations and fleet reductions.

(g) See "Special Items" in the Notes to Consolidated Financial Statements for details.

        Other non-operating expense amounted to $266 million in the first nine months of 2005, compared to $319 million in the first nine months of 2004, excluding special non-operating and reorganization items. In the first nine months of 2005, the Company recognized a non-operating gain of $50 million in miscellaneous, net to record the impact of non-designated and ineffective fuel hedges. Inclusive of special non-operating and reorganization items, other non-operating expense amounted to $4.1 billion in the first nine months of 2005, compared to $703 million in the first nine months of 2004. For details on special items and reorganization items, see "Special Items" and "Reorganization Items" in the Notes to Consolidated Financial Statements.

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

        United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.7 billion at September 30, 2005, as compared to $2.1 billion at December 31, 2004.

        As of September 30, 2005, we had $926 million in restricted cash, an increase of $70 million as compared to December 31, 2004. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Prior to 2003, we met many of these obligations (which were smaller in amount) through surety bonds or secured letters of credit; however, such facilities are currently largely unavailable to us. As a result, we may be required to post significant additional cash collateral to meet such obligations in the future.

        In October 2005, we entered into a new processing agreement for MasterCard and Visa credit card payments with JPMorgan Chase Bank, N.A. and Paymentech, L.P. The agreement replaces our current processing agreement with National Processing Company (which expires on January 15, 2006) and will provide credit card processing services for transactions on and after January 16, 2006. The processing agreement requires us to establish a restricted cash reserve to secure the potential obligations to card holders of the new credit card processors in the event the Company does not provide the ticketed transportation services. The amount of this reserve is determined by applying a reserve percentage to the Company's aggregate then-outstanding bank card air traffic liability. Until we emerge from bankruptcy, the reserve percentage is subject to change, depending on the date we exit from bankruptcy and our ability to comply with the unrestricted cash covenant under our DIP Financing. After emergence from bankruptcy, the reserve percentage will vary between zero and seventy-five percent based upon our credit rating and our ability to comply with the fixed charge ratio and unrestricted cash covenants under our exit financing. The processing agreement expires on December 31, 2012.

        Concurrently with entering into the processing agreement, we entered into an amendment to our agreement with Chase Bank USA N.A. ("Chase") regarding the Mileage Plus Visa card under which Chase pays for miles accrued by Mileage Plus members for making purchases using the Mileage Plus Visa card. In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provides for an advance purchase of miles approximately equal to the expected initial amount of the reserve account under the processing agreement. As a result, we anticipate that the reserve account provisions of the processing agreement initially will not have a significant effect on our liquidity. Any significant future increase in the reserve percentage under the processing agreement could have an adverse effect on our liquidity.

        Both of these agreements were approved by the Bankruptcy Court on October 21, 2005.

         In the Condensed Statements of Consolidated Cash Flows, the classification of financing costs primarily associated with our DIP Financing has been reclassified to a financing activity described as "Increase in deferred financing costs". The Company presented such changes as an investing activity in prior filings. For the six months ended June 30, 2005 and nine months ended September 30, 2004, this reclassification resulted in a $10 million and $20 million decrease, respectively, to financing cash flows and a corresponding increase to investing cash flows from amounts previously reported.

       Operating Activities. For the first nine months of 2005, we generated cash flow from operations of $776 million, a $403 million increase as compared to $373 million in operating cash flows generated in the first nine months of 2004.

        We contributed $127 million towards our pension funding obligations in 2004, but made no cash contributions in 2005. Detailed information regarding our pension plans is included in "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

        Investing Activities. Cash used from investing activities was $230 million in the nine-months ended September 30, 2005, as compared to $398 million in the nine-months ended September 30, 2004. The change from 2004 to 2005 primarily reflects reduced restricted cash increases in 2005 as compared to 2004, and increased proceeds from the disposition of property and equipment. In the first nine months of 2005, the Company sold ten B727, five B737 and seven B767 aircraft and rejected or returned to the lessor 29 B737 aircraft, ten B767 aircraft and one B747 aircraft under Section 1110 of the Bankruptcy Code. The Company reacquired five B767 aircraft of which four were purchased by the Company from the Public Debt Group and subsequently sold to a third party and simultaneously leased back and the fifth aircraft was acquired directly by a third party from the Public Debt Group and subsequently leased to the Company.

        Financing Activities. Cash flows provided by financing activities were $55 million in the nine-months ended September 30, 2005 compared to cash flows used of $15 million in the nine-months ended September 30, 2004. In the first nine months of 2005, we made principal payments under debt and capital lease obligations of $156 million and $70 million, respectively. The decrease in principal payments on capital lease obligations was related to aircraft rejections under Section 1110. In addition, we made $11 million in principal payments on the DIP Financing and received $310 million in proceeds from an expanded term loan approved by the Bankruptcy Court on July 15, 2005.

        The Company has committed to spend an estimated $0.2 billion for the remainder of 2005 for the purchase of property and equipment. At September 30, 2005, commitments for the future purchase of property and equipment, principally aircraft, approximated$1.9 billion, after deducting advance payments and deposits. For further details, see "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements.

        At September 30, 2005, we had a total of $1.2 billion in debt outstanding under the DIP Financing and $37 million in outstanding letters of credit. We believe that the DIP Financing, together with other sources of cash, such as from operations, will be adequate to provide for our projected future liquidity needs through our emergence from bankruptcy. On July 15, 2005 the Bankruptcy Court approved an agreement with the DIP financing lenders to increase the term loan to $1.1 billion, thereby providing a total facility of $1.3 billion. This agreement also provides for a new capital expenditure basket for certain aircraft purchases, including a cash sublimit, but requires financing for the balance of the aggregate purchase price of such aircraft.

        On August 18, 2005 the Bankruptcy Court approved a further amendment with the DIP Financing lenders to provide for, among other things, a waiver of any event of default as a result of the Company acquiring the Tranche A, Tranche B and Tranche C certificates under the Series 1997-1 EETC financing covering 14 of our aircraft. The amendment further provided for a new term loan of up to $350 million (which matures at the same time as the remainder of the DIP Financing) to be used to refinance a majority of the purchase price of those certificates, available to be drawn through September 30, 2005 (subsequently extended to December 15, 2005) subject to certain conditions. As a result of a dispute between United and the holders of the Tranche A certificates regarding the purchase price thereof, this matter is subject to continuing litigation and the Company has been unable to satisfy the conditions of the DIP agreement required to be met to draw on the new $350 million term loan.

        Exit Financing. On October 6, 2005, we entered into a joint commitment letter with JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp USA, Inc. and Citigroup Global Markets Inc. with respect to a $3 billion all-senior debt exit financing arrangement comprised of a $300 million revolving credit facility and a $2.7 billion term loan. Under the terms of the commitment letter, the exit financing will bear interest at LIBOR plus 4.5% or JPMorgan's alternative base rate plus 3.5%, and mature six years after the closing date. The term loan would amortize at a rate that would result in an annual reduction of 1% of the original principal amount. The lenders' respective commitments pursuant to the joint commitment letter are subject to, among other things, negotiation, execution and delivery of definitive documentation; Bankruptcy Court approval; substantial consummation of a plan of reorganization; and satisfaction of certain other conditions on or before March 31, 2006. Availability of the initial extension of credit would also be subject to our eligible collateral having a specified market value. The terms of the commitment letter require (and the definitive documentation will require) that we comply with certain financial and other covenants, including a fixed charge coverage ratio (the definition of which must be mutually agreed upon) and covenants related to maintenance of specified levels of unrestricted cash and cash equivalents and loan-to-value of eligible collateral.

      If consummated, we expect that the exit financing arrangement contemplated by the commitment letter will allow us to repay amounts outstanding under our DIP Financing and make certain payments required upon exit from the bankruptcy process and, together with other available cash and cash flows from future operations, provide us with adequate levels of liquidity necessary for our ongoing operations and to service our restructured obligations. As described above, however, the lenders' commitment to provide exit financing is subject to various conditions, some of which are beyond our control. We cannot guarantee that this financing will be finalized, or that a plan of reorganization will be confirmed or implemented successfully.

Outlook

        The Company expects fourth-quarter system mainline capacity to be down about 3% year-over-year.  System mainline capacity for 2005 is expected to be about 3% lower than 2004.

        The Company has entered into hedge agreements for heating oil for the equivalent of 9% of its expected fuel consumption for the fourth quarter at an average of $1.32 per gallon, including taxes. To the extent the jet fuel crack spread is higher than the heating oil crack spread, the company's jet fuel expense could be negatively impacted.

        The Gulf Coast hurricanes, Katrina and Rita, resulted in a temporary shutdown to approximately 25% of U.S. crude oil refining capacity. United's fuel supply has not been disrupted due to procurement practices which store a large amount of our fuel inventory near our hub airports.

        However, the temporary reduction in refining capacity has caused the crack spread (the cost to convert crude oil to jet fuel) to increase to unprecedented highs. United believes that the crack spread has been dropping and the Company expects it to revert back to more normal levels as soon as refining capacity is repaired and product imports rise.

Forward-Looking Information

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expect," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements which do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

        Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to continue as a going concern; our ability to comply with the terms of the DIP Financing or negotiate modifications or amendments thereto as necessary; our ability to successfully renegotiate aircraft financings under Section 1110 of the Bankruptcy Code; our ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; risks associated with third parties seeking and obtaining court approval to terminate or shorten our exclusive period to propose and confirm one or more plans of reorganization; the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations; the appointment of a Chapter 11 trustee or conversion of the cases to Chapter 7; the costs and availability of financing; our ability to execute our business plan; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices and refining capacity in relevant markets); the effects of any hostilities or act of war or any terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs of aviation fuel and our ability to cost-effectively hedge against increases in the price of aviation fuel; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of our competitors, U.S. or foreign governmental legislation, regulation and other actions; our ability of the Company to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

September 30, 2005
(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
(Pay)/Receive*
Purchased call options - Heating oil	$ 68	$ 1.25/gal	$ 48
Sold put options - Heating oil	(63)	1.06/gal	-

*Estimated fair values represent the amount the Company would pay/receive on September 30, 2005 to terminate the contracts.

Item 4.  Controls and Procedures

         An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        The information set forth in the Notes to the Unaudited Consolidated Financial Statements under the caption "Voluntary Reorganization Under Chapter 11" and Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Chapter 11 Restructuring Efforts" is incorporated by reference into Part II, Item 1 of this Form 10-Q.

Item 6.  Exhibits

A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended September 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2005.

UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By: /s/ David M. Wing
David M. Wing
Vice President and Controller
(principal accounting officer)

Exhibit Index

Exhibit No.	Description

10.1	Waiver, Consent and Twelfth Amendment, dated as of July 19, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 24, 2002, among United Air Lines, Inc., UAL Corporation, all of the direct and indirect subsidiaries of United Air Lines, Inc. and UAL Corporation, JPMorgan Chase Bank, Citicorp USA, Inc. and each of the other financial institutions from time to time party thereto (as filed as Exhibit 99.1 to UAL's Current Report on Form 8-K dated July 20, 2005 and incorporated herein by reference).
10.2	Waiver, Consent and Thirteenth Amendment, dated as of August 11, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated as of December 24, 2002, among United Air Lines, Inc., UAL Corporation, all of the direct and indirect subsidiaries of United Air Lines, Inc. and UAL Corporation, JPMorgan Chase Bank, Citicorp USA, Inc. and each of the other financial institutions from time to time party thereto (as filed as Exhibit 99.1 to UAL's Current Report on Form 8-K dated August 30, 2005 and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)