Form 10-K
period 2005-12-31
UNITED AIR LINES INC
filed 2006-03-31
CIK 101001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from             to

Commission File No. 001-11355

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

None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes [   ]     No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes [   ]     No [X]

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No  [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

                   Large accelerated filer  [   ]                            Accelerated filer  [ ]                            Non-accelerated filer  [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]     No [X]

        The number of shares of common stock outstanding as of March 27, 2006 was 205. The registrant is a wholly owned subsidiary of UAL Corporation, and there is no market for the Registrant's common stock.

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2005

PART I

ITEM 1.  BUSINESS.

        United Air Lines, Inc. (together with its consolidated subsidiaries, "we," "our," "us," "United" or the "Company") was incorporated under the laws of the State of Delaware on December 30, 1968. World headquarters is located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The mailing address is P.O. Box 66100, Chicago, Illinois 60666 (telephone number (847) 700-4000).

        United is the principal subsidiary of UAL Corporation ("UAL"), a Delaware corporation, and is wholly owned by UAL.  United's operations, which consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad, accounted for most of UAL's revenues and expenses in 2005.  United provides these services through full-sized jet aircraft (which we refer to as our "mainline" operations), as well as smaller aircraft in its regional operations conducted under contract by "United Express®" carriers.

        United is one of the largest passenger airlines in the world with more than 3,600 flights a day to more than 200 destinations through its mainline and United Express services. United offers 1,600 average daily mainline (including Ted(SM)) departures to more than 120 destinations in 28 countries and two U.S. territories.  United provides regional service connecting primarily with United's domestic hubs through marketing relationships with United Express carriers, which provide more than 2,000 average daily departures to more than 150 destinations.  United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world's largest airline network.

        United offers a portfolio of services that we believe will allow it to generate a revenue premium by meeting distinct customer needs. This strategy of market segmentation is intended to optimize margins and costs by offering the right service to the right customer at the right time. This portfolio includes:

  United mainline, including United First®, United Business® and Economy Plus®, which now offers three to five inches of extra legroom on all United mainline flights (including Ted), and on explus(SM) regional jet flights;
  Ted, a low-fare service, expanded in 2005 from 47 to 56 aircraft serving 19 airports with more than 240 daily departures from all United hubs;
  p.s. (SM) -premium transcontinental service connecting New York with Los Angeles and San Francisco; and
  United Express, which now includes more than 100 aircraft that offer explus, United's premium regional service, redefining the regional jet experience.
        The Company also generates significant revenue through its Mileage Plus Frequent Flyer Program ("Mileage Plus"), United Cargo(SM), and United Services. Mileage Plus contributed over $800 million to passenger and other revenue in 2005 and helps the company attract and retain high-value customers. United Cargo generated over $700 million in freight and mail revenue in 2005. United Services generated over $275 million in revenue in 2005 by utilizing downtime of otherwise under-utilized resources.

        The Company believes its restructuring has made United competitive with network airline peers. In every year of the restructuring, beginning in 2003, the Company has improved its financial performance. The Company's 2005 financial results clearly demonstrate this progress - despite an increase in fuel price of over 40 percent. While the cost of mainline fuel has increased more than $2.0 billion since 2002, the Company has reduced operating losses by approximately $2.6 billion over the same period.

        Throughout the restructuring process, United employees delivered some of the best operational performance metrics in the Company's recent history. For example, in 2005, United ranked number one in fewest denied boardings, number two in Arrival:14, and number three in fewest mishandled bags among the seven major domestic carriers.

        Management is focused on margin enhancement by delivering continuous improvements to the core business across its operations, by reducing costs, improving revenue execution, developing differentiated products and services and realizing revenue premiums. The Company is building on its core competitive advantages, including strong brand recognition, its leading loyalty program and broad global network. The Company intends to continue to drive performance through a corporate culture of accountability and continuous improvement.

        The Company's web address is www.united.com.  Through this website, the Company's filings with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        This Form 10-K contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations and beliefs concerning future events, based on information available to us on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in the Risk Factors and "Outlook" of Management's Discussion and Analysis of Financial Condition and Results of Operations. We disclaim any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

        The following discussion provides general background information regarding the Company's Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to its bankruptcy filings may be obtained at www.pd-ual.com. See also Note 1, "Voluntary Reorganization Under Chapter 11" in the Notes to Consolidated Financial Statements.

        On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On October 20, 2005, the Debtors filed the Debtor's First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and the First Amended Disclosure Statement for Reorganizing Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Disclosure Statement"). On October 21, 2005, the Bankruptcy Court approved the Disclosure Statement.

        Commencing on October 27, 2005, the Disclosure Statement, ballots for voting to accept or reject the proposed plan of reorganization and other solicitation documents were distributed to all classes of creditors eligible to vote on the proposed plan of reorganization. On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). On the Effective Date, United implemented fresh start accounting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). See Note 16, "Pro Forma Fresh Start Balance Sheet (Unaudited)" in the Notes to Consolidated Financial Statements.

        The Plan of Reorganization generally provides for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new UAL equity securities to the Debtors' creditors, employees and others in satisfaction of allowed unsecured claims. The Plan of Reorganization contemplates UAL issuing up to 125 million shares (out of the one billion shares of new UAL common stock authorized under UAL's certificate of incorporation) to unsecured creditors and employees. The new UAL common stock was listed on the NASDAQ National Market and began trading under the symbol "UAUA" on February 2, 2006. The distributions of UAL common stock, subject to certain holdbacks as described in the Plan of Reorganization, will generally be made as follows:

  Approximately 115 million shares of common stock to unsecured creditors and employees,
  Up to 9.825 million shares of common stock and options (or rights to acquire shares) under the management equity incentive plan ("MEIP") approved by the Bankruptcy Court, and
  Up to 175,000 shares of common stock and options (or rights to acquire shares) under the director equity incentive plan ("DEIP") approved by the Bankruptcy Court.
        The Plan of Reorganization also provides for UAL to issue the following debt and equity securities:
  5,000,000 shares of 2% convertible preferred stock, which were issued to the Pension Benefit Guaranty Corporation ("PBGC") shortly after the Effective Date;
  Approximately $150 million in aggregate principal amount of convertible 5% notes, which were issued to holders of certain municipal bonds shortly after the Effective Date;
  Approximately $726 million in aggregate principal amount of additional convertible notes, which are issuable within the first six months after the Effective Date to employees;
  $500 million in aggregate principal amount of 6% senior unsecured notes, which were issued to the PBCG shortly after the Effective Date; and
  $500 million in aggregate principal amount of 8% senior unsecured notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC subject to the satisfaction of certain contingencies.
        On the Effective Date, the Company secured access to up to $3.0 billion in exit financing (the "Credit Facility") which consists of a $2.8 billion term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the Debtor-In-Possession credit facility (the "DIP Financing") and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the term loan. For further details on the Credit Facility, see Note 8, "Long-term Debt" in the Notes to Consolidated Financial Statements.

        Until recently, the Company had an ongoing dispute with respect to a group of mostly-public financiers (the "Public Debt Group") involving 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("1997-1 EETC").  In August 2005, United provided notice to the 1997-1 EETC trustee of its intention to purchase the Tranche A certificates, which would permit it to secure long-term access to the 14 aircraft subject to that financing.  The Company previously had acquired the 1997-1 EETC Tranche B and Tranche C certificates in a market transaction as a precursor to utilizing the transaction par buyout mechanism to purchase the Tranche A certificates. However, a dispute arose between the Company and the holders of the Tranche A certificates regarding the amount necessary to pay the current certificate holders in full, and that matter was the subject of litigation.  On March 17, 2006, the Bankruptcy Court entered an order approving the Company's settlement with the Public Debt Group in connection with the 1997-1 EETC transaction. The settlement resolves all pending litigation in connection with the 1997-1 EETC transaction and aircraft and provides for a permanent mutual release of all related claims. On March 20, 2006, the Company remitted $281 million to the 1997-1 EETC trustee as final payment for the Tranche A certificates. The Company refinanced the 14 aircraft with the $350 million term loan provided under the Credit Facility.

        Significant Matters Remaining to be Resolved in Bankruptcy Court. During the course of our Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the Bankruptcy Court. For details, see Note 1 "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations" in the Notes to Consolidated Financial Statements.

Operations

        Segments. United operates its businesses through five reporting segments:  North America, Pacific, Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). Financial information on United's reportable segments can be found in Note 14, "Segment Information" in the Notes to Consolidated Financial Statements.

        During 2005, United carried approximately 67 million mainline revenue passengers and flew approximately 114 billion mainline revenue passenger miles ("RPMs"). United operating statistics reported in this Form 10-K (which we refer to as "mainline" operations) do not include the operations of United Express regional carriers, since these entities are independent carriers who report those operating statistics separately to the Department of Transportation ("DOT").

        Operating revenues attributed to United's North America segment were $10.8 billion in 2005, $10.5 billion in 2004 and $10.0 billion in 2003. Operating revenues attributed to United's international segments were $5.6 billion in 2005, $5.1 billion in 2004 and $4.3 billion in 2003.

        North America.   As of December 31, 2005, United mainline operations served 86 destinations throughout North America and operated hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C. In 2005, United's North America operations, including United Express, accounted for approximately 63% of operating revenues.

        Pacific.  United serves the Pacific from its U.S. gateway cities of Chicago, Honolulu, Los Angeles, New York, San Francisco and Seattle. United provides nonstop service to Beijing, Hong Kong, Nagoya, Osaka, Seoul (summer seasonal), Shanghai, Sydney and Tokyo. United also provides direct service via its Tokyo hub to Bangkok, Hong Kong, Seoul, Singapore and Taipei as well as direct service via Hong Kong to Ho Chi Minh City and Singapore, and via Sydney to Melbourne. In 2005, United's Pacific operations accounted for approximately 18% of operating revenues.

        Atlantic.  Washington, D.C. is United's primary gateway to Europe, serving Amsterdam, Brussels, Frankfurt, London, Munich, Zurich and Paris. Chicago is United's secondary gateway to Europe, serving Amsterdam (summer seasonal), Frankfurt, London, Munich and Paris. United also provides nonstop service between San Francisco and each of London and Frankfurt; and between London and each of Los Angeles and New York. United provides seasonal service between Chicago and Bermuda. In 2005, United's Atlantic operations accounted for approximately 12% of operating revenues.

        Latin America.  United serves four points in South America from its Chicago and Washington, D.C. hubs with nonstop service to Buenos Aires and Sao Paulo and direct service to Montevideo (via Buenos Aires) and Rio de Janeiro (via Sao Paulo).  United serves various Mexican and Caribbean points from its five hubs including Aruba, Cancun, Cozumel, Mexico City, Puerto Vallarta, San Jose del Cabo, Ixtapa/Zihuatanejo, Montego Bay, Nassau, Punta Cana, and St. Maarten.  United serves Central America from its Los Angeles hub to Guatemala City and San Salvador and from its Chicago hub to Liberia, Costa Rica.  In 2005, United's Latin America operations accounted for approximately 3% of operating revenues.

        UAL Loyalty Services, LLC.  ULS focuses on expanding the non-core marketing businesses of United and building customer loyalty. ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates Mileage Plus, being responsible for member relationships, communications and account management; while United is responsible for other aspects of Mileage Plus, including the Elite Premier, Premier Executive and Premier Executive 1K loyalty programs, and the establishment of award mileage redemption programs and airline-related customer loyalty recognition policies. United is also responsible for managing relationships with its Mileage Plus airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs, among others. ULS accounted for 5% of 2005 operating revenues.

        In 2005, the Bankruptcy Court approved a corporate restructuring that (a) moved Ameniti Travel Clubs, Inc. (formerly known as Confetti, Inc.) as a subsidiary of ULS to a subsidiary of MyPoints.com, Inc. ("MyPoints"); (b) moved MyPoints as a subsidiary of ULS to a subsidiary of UAL; (c) moved ULS as a subsidiary of UAL to a subsidiary of United; and (d) converted ULS from a corporation to a limited liability company. This restructuring was completed on March 21, 2005. For additional information, see Note 10, "Related Party Transactions" in the Notes to Consolidated Financial Statements.

        United Express. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is a seamless extension of the United product line (United, Ted and p.s.). SkyWest Airlines, Mesa Airlines, Chautauqua Airlines, Shuttle America, Trans States Airlines and GoJet Airlines are all United Express carriers, most of which operate under capacity purchase agreements. The terms of these agreements require United to pay the regional carriers contractually-agreed amounts for operating these flights plus a variable reimbursement based on agreed performance metrics. Under these capacity agreements, United is responsible for all fuel costs incurred. In return, the regional carriers operate this capacity on schedules determined by United, who also determines pricing, revenues and inventory levels and assumes the distribution risk for the available seats.

        The capacity agreements which United has entered into with United Express carriers do not include the provision of ground handling services. As a result, United sources ground handling support from a variety of third-party providers as well as by utilizing internal United resources in some cases.

        While the regional carriers operating under capacity purchase agreements comprise over 95% of United Express flying, we also have limited prorate agreements with SkyWest Airlines, Trans States Airlines and Colgan Airlines. Under these prorate agreements, United and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both United and the prorate partners are individually responsible for their own costs of operations. Generally, United also collects a program fee from prorate partners to cover certain marketing and distribution costs such as credit card transaction fees, global distribution systems ("GDS") transaction fees, and frequent flyer costs. Unlike capacity purchase agreements, these prorate agreements require the regional carrier to retain the control and risk of scheduling, market selection and seat pricing and inventory in its markets.

        At December 31, 2005, United Express carriers operated 292 aircraft, generating $2.4 billion in operating revenues and $2.7 billion in operating expenses during 2005. The program also produced 14 billion available seat miles ("ASMs") and 11 billion RPMs in 2005.

        Ted. In February of 2004, United launched Ted in Denver to eight destinations, and by August 2004, 47 Airbus 320s were flying in Ted markets.  In March 2005, United announced plans to expand its Ted fleet from 47 to 56 aircraft by converting an additional nine A320 aircraft to the Ted configuration.  The new Ted aircraft (all in service by mid-December 2005) provide additional service out of United's hubs in Denver, Washington Dulles, and Chicago O'Hare International Airport ("O'Hare") to markets in Florida, Mexico and the Caribbean, and to be flying soon between Phoenix and Los Angeles.  As of December 15, 2005, Ted provides service from all of United's hubs to 12 destinations in the U.S. and three in Mexico.

        United Cargo. United Cargo offers both domestic and international shipping through a variety of services including Small Package Delivery, T.D. Guaranteed, First Freight, International Freight and Global SP. Freight shipments account for approximately 80% of United Cargo's volumes, with mail accounting for the remainder. During 2005, United Cargo accounted for 4% of United's operating revenues by generating $729 million in freight and mail revenue, a 4% increase versus 2004. Since United Cargo is not a separate reporting segment, United Cargo revenues are allocated to the North America, Pacific, Atlantic and Latin America reporting segments, based upon the actual flown revenue associated with these segments. The majority of United Cargo revenues are earned in the international segments of the Company's operations.

        United Services.United Services is a global airline support business offering customers comprehensive solutions for their aircraft maintenance, repair and overhaul ("MRO"), airport and training needs. United Services brings nearly 80 years of experience, employee talent and the highest level of operational integrity to more than 150 airline customers worldwide. MRO services account for approximately three quarters of United Services' revenue with ground handling and flight training accounting for the remainder. MRO revenue sources include engine maintenance, maintenance of high tech components including avionics, line maintenance and landing gear services. During 2005, United Services generated over $275 million in revenue, a 10% increase as compared to 2004.

        Fuel.  In 2005, fuel was United's largest operating expense. United's annual mainline fuel costs and consumption are as follows:

	2005	2004	2003
Gallons consumed (in millions)	2,250	2,349	2,202
Average price per gallon, including
tax and hedge impact	$ 1.79	$ 1.25	$ 0.94
Cost (in millions)	$4,032	$2,943	$2,072

        During 2005, United Express consumed 353 million gallons of fuel costing United approximately $709 million.  This expense is classified as "Regional affiliates" expense in the Statements of Consolidated Operations.

        The price and availability of jet fuel significantly affect our results of operations. A significant rise in jet fuel prices was the primary reason that our fuel expense increased in each of the last two years. The Company expects to be able to offset some, but not all, of any future fuel expense increases through higher revenues.

         To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, we arrange to have fuel shipped on major pipelines and stored close to our major hub locations. Although we currently do not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability uncertain, including increased world energy demand due to the improving global economy, geopolitical uncertainties affecting energy supplies from oil-producing nations, industrial accidents, threats of terrorism directed at oil supply infrastructure, extreme weather conditions causing temporary shutdowns of refining capacity, and changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

        Alliances. United has entered into a number of bilateral and multilateral alliances with other airlines, expanding travel choices for our customers through these relationships by participating in markets worldwide that United does not serve directly. These marketing alliances typically include one or more of the following features: joint frequent flyer program participation; code sharing of flight operations (whereby selected seats on one carrier's flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing and check-in, baggage handling and flight schedules; and other resource-sharing activities.

        The most significant of these arrangements is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of December 31, 2005, Star Alliance carriers served approximately 790 destinations in over 138 countries with over 15,000 daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group (which includes Austrian Airlines, Lauda Air and Austrian Arrows, formerly Tyrolean), bmi, LOT Polish Airlines, Lufthansa, SAS, Singapore Airways, Spanair, TAP Portugal, Thai International Airways, US Airways and Varig.

       During the first half of 2006, South African Airways and Swiss International Air Lines will be integrated into Star Alliance.

       United currently also has independent marketing agreements with other air carriers, including Air China, Air Dolomiti, Aloha, BWIA West Indies Airways, Continental Connection (operated by Gulfstream), Fair Inc. dba "ANA Connection," Great Lakes Airlines (a regional carrier), Island Air, and Virgin Blue.

        Mileage Plus. Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, Ted, members of the Star Alliance, and certain other airlines that participate in the program. Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are nearly 48 million members enrolled in Mileage Plus. For a detailed description of the accounting treatment of Mileage Plus awards, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Distribution Channels. The majority of United's airline seat inventory continues to be distributed through the traditional channels of travel agencies and GDS.The growing use of alternative distribution systems, including the Company's website and GDS new entrants, however, provides United with an opportunity to lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website, www.united.com, and we guarantee the availability of the lowest prices on united.com.

Industry Conditions

        Seasonality.  The air travel business is subject to seasonal fluctuations. The Company's operations can be adversely impacted by severe weather and the first and fourth quarter results normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

        Domestic Competition.The domestic airline industry is highly competitive and volatile. In domestic markets, new and existing carriers are free to initiate service between any two points in the U.S. United's competitors consist primarily of other airlines, a number of whom are low-cost carriers ("LCCs") with lower-cost structures than United's, and, to a lesser extent, other forms of transportation.

        About 80 percent of United's domestic revenue is now exposed to LCCs, which is more than double the percentage from a decade ago. In January 2006, Southwest Airlines ("Southwest") initiated new service from Denver, United's second-largest hub, to Chicago (Midway), Las Vegas and Phoenix. Southwest also began service between Denver and two more cities, Baltimore and Salt Lake City, in March 2006. United already competes directly with LCCs in all five of these markets and believes it is well positioned to compete effectively with Southwest.

        In January 2006, Independence Air ceased operations. In the last year, Independence Air had operated as many as 600 flights daily to and from Washington Dulles airport, United's east-coast hub. As a result of Independence Air's cessation of operations, United expects to benefit from a larger share of Washington-area passenger traffic and an improved fare environment to and from Washington, D.C. However, we anticipate that competition from LCCs and other U.S. airlines, including several large network carriers who are currently restructuring in bankruptcy, will continue to intensify across the domestic system in the future.

        Domestic pricing decisions are largely affected by the need to meet competition from other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company's financial results because United generally finds it necessary to match competitors' fares to maintain passenger traffic. Historically, attempts by United and other network airlines to raise fares have often failed due to lack of competitive matching by LCCs. Because of different cost structures, low ticket prices that generate a profit for an LCC have usually had a negative effect on the Company's financial results. The introduction of Ted by United in early 2004 was designed to provide United with a lower-cost operation in selected leisure markets, under which United can be more economically competitive with its LCC rivals.

        International Competition. In United's international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. See "Industry Regulation" below. As the U.S. is the largest market for air travel worldwide, United's ability to generate U.S. originating traffic from its integrated domestic route systems provides United with an advantage over non-U.S. carriers. Foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to feed traffic to each other's flights. (see "Alliances" above for further details).

        Insurance. United carries hull and liability insurance of a type customary in the air transportation industry, in amounts which the Company deems adequate, covering passenger liability, public liability and damage to United's aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry. Since the September 11, 2001 terrorist attacks, the Company's insurance premiums have increased significantly. Additionally, after September 11, 2001, commercial insurers canceled United's liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2006 covering losses to employees, passengers, third parties and aircraft. The Secretary of Transportation may extend the policy until December 31, 2006. If the U.S. government does not extend this coverage beyond August 31, 2006, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See "Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results" in the Risk Factors.

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

        Airlines also are regulated by the Federal Aviation Administration ("FAA"), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause us to incur substantial, unplanned expenses.  The airline industry is also subject to various other federal, state and local laws and regulations. The Department of Homeland Security ("DHS") has jurisdiction over virtually all aspects of civil aviation security. See "Legislation" below. The Department of Justice has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act ("RLA"). We are also subject to inquiries by the DOT, FAA and other U.S. and international regulatory bodies.

        Airport Access. Access to landing and take-off rights, or "slots," at three major U.S. airports and many foreign airports served by United are subject to government regulation. The FAA has designated John F. Kennedy International Airport ("Kennedy") and LaGuardia Airport ("LaGuardia") in New York and Ronald Reagan Washington National Airport in Washington, D.C. as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Slot restrictions at O'Hare were eliminated in July 2002 and are slated to be eliminated at Kennedy and LaGuardia by 2007. From time to time, the elimination of slot restrictions has impacted our operational performance and reliability.

        To address congestion concerns and delays at O'Hare, United and American Airlines reached agreement with the FAA in January 2004 to reduce each of their flight schedules at O'Hare. We reduced our flight schedule at O'Hare beginning February 2004 between the peak hours of 1:00 p.m. and 8:00 p.m. In addition, effective March 2004, we again depeaked our flight schedule by 5%. Subsequently, United, American Airlines and certain other carriers complied with the FAA's request to further depeak afternoon operations at O'Hare resulting in a slight reduction in operations overall beginning in November 2004. In 2005, the FAA proposed longer-term rules to address congestion at O'Hare until 2008, which additional capacity is expected to be available at the airport. In the meantime, the FAA has ordered that the existing operating restrictions remain in effect until the earlier of October 28, 2006 or the date on which the long-term rules become effective.

      Legislation. The airline industry is also subject to legislative activity that can have an impact on operations and costs. Specifically, the law that authorizes federal taxes and fees assessed on airline tickets expires in September 2007. Congress is likely to begin the process of reauthorizing these and other aviation programs in 2006. Past aviation reauthorization bills have touched on a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding issues.

        Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative action, requiring changes to our security processes and increasing the cost of security procedures for the Company. The Aviation and Transportation Security Act (the "Aviation Security Act"), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act made the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration ("TSA"), which is a part of the DHS pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight segment (capped at $10.00 per round trip), which is collected by the air carriers from passengers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount each air carrier paid for security screening of passengers and property in 2000. In January 2006, United and a number of U.S. and foreign carriers were notified by the TSA that a substantial increase in the additional security fee would be imposed retroactively to the beginning of 2005, and continuing into 2006 and future years. United, together with many other affected carriers, is currently disputing this fee assessment. It is expected that aviation security laws and processes will continue to be under review and subject to change by the federal government in the future.

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

        Further, our ability to serve some countries and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries. Depending on the nature of the change, the value of our route authorities may be materially enhanced or diminished.

        In November 2005, the U.S. government and the European Union ("EU") Commission concluded the negotiation of a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. government and the 25 EU member states. The EU Council of Transport Ministers must approve the agreement. It is expected that the Council will vote on the proposed agreement in June 2006. If approved, the agreement is expected to go into effect in the summer of 2007.

        The proposed agreement is based on the U.S. open skies model and would authorize U.S. airlines to operate between the United States to any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S.-EU markets. Currently, only 15 of the 25 member states have open skies agreements with the United States. Importantly, the agreement would authorize all U.S. and EU carriers to operate services between the United States and London Heathrow and, as a result, the Company and bmi will be able to takes steps to implement the antitrust immunity the carriers previously received from regulators on both sides of the Atlantic, but which was suspended pending the opening of access to Heathrow.

        The agreement would also resolve a legal issue in the existing bilateral agreements between the U.S. and the EU member states that has resulted in the EU Commission calling on the EU member states to renounce their air services agreements with the United States because they allegedly do not comply with U.S. law. To date, no EU member state has indicated a willingness to renounce its air services agreement with the U.S. If EU member states do renounce such agreements, the status of our existing antitrust immunity with our European partners would be in doubt because the immunity is based upon an open skies agreement between the United States and the applicable EU member state.

        The EU Commission is expected to propose important new legislation in the near future that will impact the Company. The EU Commission is expected to officially sanction secondary slot trading. This should resolve disputes about the legality of slot exchanges at EU airports. In addition, the EU Commission will soon propose legislation to deregulate GDS. We expect GDS deregulation to result in a reduction in the Company's distribution costs. Finally, the EU Commission is expected to propose legislation to include aviation within the EU's existing emissions trading scheme by 2013. Such a measure could add significantly to the costs of operating in Europe.

        An open skies agreement between the U.S. and Canada is expected to take effect in September 2006.  We anticipate that an open skies agreement between the U.S. and Canada will permit United and Air Canada to expand their existing antitrust immunity, which currently is limited in application to the transborder region.

        Environmental Regulation. The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. Our industry is also subject to other environmental laws and regulations, including those that require us to remediate soil or groundwater to meet certain objectives. Compliance with all environmental laws and regulations can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (commonly known as "Superfund") and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at facilities that have been identified as requiring response actions. We also conduct voluntary remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of fueling facilities, and primarily involve airport sites. Future costs associated with these activities are not expected to have a material adverse affect on our business.

Employees

        As of December 31, 2005, the Company and its subsidiaries had approximately 57,000 active employees, of whom approximately 80% are represented by various U.S. labor organizations.

        As of December 31, 2005, the employee groups, number of employees and labor organization for each of United's collective bargaining groups were as follows:

	Number of		Contract Open
Employee Group	Employees	Union (1)	for Amendment
Pilots	6,288	ALPA	January 1, 2010
Flight Attendants	15,392	AFA	January 7, 2010
Mechanics & Related	5,551	AMFA	January 1, 2010
Public Contact/Ramp & Stores/Food Service
Employees/Security Officers/Maintenance
Instructors/Fleet Technical Instructors	17,618	IAM	January 1, 2010
Dispatchers	160	PAFCA	January 1, 2010
Meteorologists	19	TWU	January 1, 2010
Engineers	278	IFPTE	January 1, 2010 (2)

(1) Air Line Pilots Association ("ALPA"), Association of Flight Attendants - Communication Workers of America ("AFA"); Aircraft Mechanics Fraternal Association ("AMFA"); International Association of Machinists and Aerospace Workers ("IAM"); Professional Airline Flight Control Association ("PAFCA"); Transport Workers Union ("TWU"); and International Federation of Professional and Technical Engineers ("IFPTE")

(2) Initial contract with the IFPTE was ratified on March 8, 2006 with an initial effective date of March 1, 2006.

        Collective bargaining agreements ("CBAs") are negotiated under the RLA, which governs labor relations in the air transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered "open for amendment." Prior to the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

ITEM 1A. RISK FACTORS.

        The following risk factors should be read carefully when evaluating our business and the forward-looking statements contained in this report and other statements we or our representatives make from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

Risks Related to Our Business

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on our operating results.

        Our operating results have been and continue to be significantly impacted by changes in the availability or price of aircraft fuel. Previous record-high fuel prices increased substantially in 2005 as compared with 2004. We at times have not been able to increase our fares when fuel prices have risen due to the highly competitive nature of the airline industry, and we may not be able to do so in the future. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time we enter into hedging arrangements to protect against rising fuel costs. Our ability to hedge in the future, however, may be limited due to market conditions and other factors.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect us and the airline industry.

        The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected our financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects we experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry's fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and passenger revenue per RPM ("yield").

        Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect us and the airline industry. The war in Iraq and additional international hostilities could also potentially have a material adverse impact on our financial condition, liquidity and results of operations. Our financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States.

The airline industry is highly competitive and susceptible to price discounting.

        The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Some of our competitors have substantially greater financial resources or lower-cost structures than we do, or both. In recent years, the market share held by LCCs has increased significantly. For the last several years, large network carriers like United have generally had a lack of pricing power in domestic markets.

        In addition, Northwest, Delta and several small U.S. competitors have recently filed to reorganize under bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to us and could emerge from bankruptcy as more vigorous competitors.

Additional security requirements may increase our costs and decrease our traffic.

        Since September 11, 2001, the DHS and the TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. In addition, foreign governments have also begun to institute additional security measures at foreign airports we serve. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing our costs and/or reducing our revenue.

        Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased our costs and may adversely affect us and our financial results, and additional measures taken in the future may result in similar adverse effects.

Extensive government regulation could increase our operating costs and restrict our ability to conduct our business.

        Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The FAA from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by the Company. We expect to continue incurring expenses to comply with the regulations of the FAA and other agencies. Additionally, we operate under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on our business.

        Many aspects of our operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the impact to us and our industry is likely to be adverse and could be significant.

        The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. We cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect us.

Our results of operations fluctuate due to seasonality and other factors associated with the airline industry. Our future financial condition and results of operations will be further affected by the adoption of fresh start accounting; and by the future resolution of bankruptcy-related contingencies.

        Due to greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally stronger than revenue in the first and fourth quarters of the year. Our results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including among others excise and similar taxes, extreme or severe weather, air traffic control delays and general economic conditions. As a result, our quarterly operating results are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

        As a result of our bankruptcy reorganization, we are subject to the adoption of fresh start accounting as prescribed by generally accepted accounting principles ("GAAP"). As required by fresh start accounting, our assets and liabilities will be adjusted to fair value, and certain assets and liabilities not previously recognized in the Company's financial statements will be recognized under fresh start accounting. Because we completed our reorganization and adopted fresh start accounting on February 1, 2006, our reported assets and liabilities at December 31, 2005 do not yet give effect to the adjustments that will result from the adoption of fresh start accounting and, as a result, will change materially. Accordingly, our financial condition and results of operations from and after the Effective Date will not be comparable to the financial condition and results of operations reflected in our historical consolidated financial statements. For further information about fresh start accounting, see Note 16, "Pro Forma Fresh Start Balance Sheet - (Unaudited)" in the Notes to Consolidated Financial Statements.

        Additionally, despite our exit from bankruptcy on February 1, 2006, several significant matters remain to be resolved in connection with our reorganization under Chapter 11 of the United States Bankruptcy Code. Unfavorable resolution of these matters could have a material adverse effect on our business. For additional detail regarding these matters, see Note 1, "Voluntary Reorganization Under Chapter 11- Bankruptcy Considerations" in the Notes to Consolidated Financial Statements.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

        Approximately 80% of the employees of United are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into seven labor groups represented by seven different unions.

        Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new CBA, or the parties are released to "self-help" by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, shortly after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. None of our U.S. labor agreements become amendable until January 1, 2010.  There is also a risk that disgruntled employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

        The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, our insurance costs increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. We have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate war risk insurance, our business could be materially and adversely affected.

        If any of our aircraft were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in decreased customer traffic and adversely impact our financial condition and results of operations.

We rely heavily on automated systems to operate our business and any significant failure of these systems could harm our business.

        We depend on automated systems to operate our business, including our computerized airline reservation systems, our flight operations systems, our telecommunication systems and our commercial websites, including united.com. Our website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information, as well as process critical financial transactions. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of our services versus our competitors, and materially impair our ability to market our services and operate our flights.

Our business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in our relationships with these providers or their provision of services to us, could have an adverse effect on our financial condition and results of operations.

        We have engaged third-party service providers to perform a large number of functions that are integral to our business, such as operation of United Express flights, operation of customer service call centers, provision of information technology infrastructure and services, provision of maintenance and repairs, provision of various utilities, performance of aircraft fueling operations, and many other vital functions and services. We do not directly control these third-party providers, although we do enter into agreements with many of them which define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company. The failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce our revenues and increase our expenses, or prevent us from operating our flights and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory.

Our high level of fixed obligations could limit our ability to fund general corporate requirements and obtain additional financing, could limit our flexibility in responding to competitive developments and could increase our vulnerability to adverse economic and industry conditions.

        We have a significant amount of financial leverage from fixed obligations, including the Credit Facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, the Company has pledged substantially all of its available assets as collateral to secure its various fixed obligations.

        Our high level of fixed obligations and lack of significant unencumbered assets or a downgrade in our existing credit rating could impair our ability to obtain additional financing, if needed, and reduce our flexibility in the conduct of our business. Certain of our existing indebtedness also requires the Company to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 8, "Long-term Debt" in the Notes to Consolidated Financial Statements for further details. A failure to pay our fixed costs, or other breach of our contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card sale proceeds by our credit card service providers, and the exercise of other remedies by our creditors and lessors which could result in material adverse effects on our operations and financial condition. In such a situation, it is unlikely that we would be able to fulfill our obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover our fixed costs.

Our net operating loss carry forwards may be limited.

        At December 31, 2005, prior to our emergence from bankruptcy, we had estimated net operating loss carry forwards ("NOLs") to be $7.0 billion for federal and state income tax purposes that will expire over a five to twenty year period. The Company expects that the issuance of its common stock to creditors upon emergence from bankruptcy may have the effect of increasing these NOLs in 2006. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, our annual federal NOL utilization could be limited to an amount equal to our market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate.

        To avoid a potential adverse effect on the Company's ability to utilize its NOLs for federal income tax purposes after the Effective Date, the Company's certificate of incorporation contains a "5% Ownership Limitation," applicable to all stockholders except the PBGC. The 5% Ownership Limitation remains effective until February 1, 2011. While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change would materially adversely affect the Company's ability to utilize its NOLs or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of the Company's substantial NOLs and other federal income tax attributes would be significantly limited or possibly eliminated.

The loss of skilled employees upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our results of operations.

        We believe that our future success will depend in large part on our ability to attract and retain highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect our business.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

        An outbreak of a disease that affects travel behavior, such as Severe Acute Respiratory Syndrome ("SARS") or avian flu, could have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.  PROPERTIES.

Flight Equipment

        As of December 31, 2005, United's mainline operating aircraft fleet totaled 460 jet aircraft, of which 230 were owned and 230 were leased. Details of the operating fleet as of December 31, 2005 are provided in the following table:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased	Total	Age (Years)

A319-100	120	33	22	55	6
A320-200	148	42	55	97	7
B737-300	123	11	53	64	17
B737-500	108	27	3	30	14
B747-400	347	20	10	30	10
B757-200	172	44	53	97	14
B767-300	213	17	18	35	11
B777-200	267	36	16	52	7

Total Operating Fleet		230	230	460	11

        As of December 31, 2005, all of the aircraft owned by us were encumbered under debt agreements. For additional information on accounting for aircraft financings see Note 8, "Long-Term Debt" and Note 9, "Lease Obligations" in the Notes to Consolidated Financial Statements.

Ground Facilities

        We have entered into various leases relating to our use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities we serve. These leases were subject to assumption or rejection under the Chapter 11 process. As of December 31, 2005, we had assumed major facility leases in Washington (Dulles and Reagan), Denver (terminal lease only), San Francisco, Newark (terminal lease only), Austin, Cleveland, Columbus, Detroit (terminal lease only), Las Vegas, Oakland, Portland, Fort Meyers (fuel system lease only), Orange County and Tucson. Major facility leases expire at San Francisco in 2011 and 2013, Washington-Dulles in 2014, Chicago O'Hare in 2018, Los Angeles in 2021 and Denver in 2025.

        We own a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for our world headquarters, a computer facility and a training center. We also own a flight training center, located in Denver, which can accommodate 36 flight simulators and more than 90 computer-based training stations. We own a limited number of other properties, including a reservations facility in Denver and a crew hotel in Honolulu. All of these facilities are mortgaged.

        Our Maintenance Operation Center at San Francisco International Airport occupies 130 acres of land, 2.9 million square feet of floor space and 9 aircraft hangar bays under a lease expiring in 2013.

        Our off-airport leased properties have historically included a number of ticketing, sales and general office facilities in the downtown and suburban areas of most of the larger cities within the United system. As part of our restructuring and cost containment efforts, we have closed, terminated or rejected all of our former domestic city ticket office leases. We continue to lease and operate a number of administrative, reservations, sales and other support facilities worldwide.

ITEM 3.  LEGAL PROCEEDINGS.

In re: UAL Corporation, et. al.

        As discussed above, on the Petition Date the Debtors filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. On October 20, 2005, the Debtors filed the Debtor's First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and the Disclosure Statement. The Bankruptcy Court approved the Disclosure Statement on October 21, 2005.

        Commencing on October 27, 2005, the Disclosure Statement, ballots for voting to accept or reject the proposed plan of reorganization and other solicitation documents were distributed to all classes of creditors eligible to vote on the proposed plan of reorganization. After a hearing on confirmation, on January 20, 2006, the Bankruptcy Court confirmed the Plan of Reorganization. The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on the Effective Date.

        Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company's objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue for the remainder of 2006. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations" in the Notes to Consolidated Financial Statements.

Summers v. UAL Corporation ESOP, et. al.

        Certain participants in the UAL Corporation Employee Stock Ownership Plan ("ESOP") sued the ESOP, the ESOP Committee and State Street Bank and Trust Company ("State Street") in the U.S. District Court for the Northern District of Illinois (the "District Court") in February 2003 seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The ESOP Committee appointed State Street in September 2002 to act as investment manager and fiduciary to manage the assets of the ESOP itself. The parties entered into a stipulation under which the plaintiffs agreed to proceed only against the $10 million in insurance proceeds available from a policy held by UAL Corporation in return for the Company and the ESOP Committee's agreement to lift the automatic stay and allow the litigation to proceed. As a part of this agreement, the ESOP Committee agreed to withdraw the indemnification claims they filed against the Company in the Chapter 11 case. The District Court subsequently entered an order certifying the class, which both State Street and the ESOP Committee defendants appealed.

        In August 2005, a proposed settlement was reached between the plaintiffs and the ESOP Committee defendants. The agreed upon settlement amount is to be paid out of the remaining $10 million insurance proceeds. State Street is not a party to settlement and objected to the settlement during the fairness hearing.   The District Court approved the settlement agreement in October 2005. State Street appealed that decision to the Seventh Circuit Court of Appeals. Also, the District Court granted State Street's motion for summary judgment. The plaintiffs have appealed that decision in turn. All appeals have been consolidated and are scheduled for oral argument on April 4, 2006.

        State Street filed a pre-petition indemnification claim against the Company under its Investment Manager Agreement as Trustee of the ESOP at the beginning of the Chapter 11 case. On March 2, 2006, State Street filed an application in the Chapter 11 case seeking allowance and payment of an administrative claim of approximately $4.1 million to indemnify State Street for defense costs incurred in the litigation. A hearing on State Street's application is scheduled for April 28, 2006.

Litigation Associated with September 11 Terrorism

        Families of 94 victims of the September 11 terrorist attacks filed lawsuits asserting a variety of claims against the airline industry. United and American Airlines, as the two carriers whose flights were hijacked, are the central focus of the litigation, but a variety of additional parties have been sued on a number of legal theories ranging from collective responsibility for airport screening and security systems that allegedly failed to prevent the attacks to faulty design and construction of the World Trade Center towers. In excess of 97% of the families of the deceased victims received awards from the September 11th Victims Compensation Fund of 2001, which was established by the federal government, and consequently are now barred from making further claims against the airlines. World Trade Center Properties, Inc. and The Port Authority of New York and New Jersey have filed cross-claims in the wrongful death litigation against all of the aviation defendants as owners of the World Trade Center property for property damage sustained in the attacks. The insurers of various tenants at the World Trade Center have filed subrogation claims for damages as well. In the aggregate, September 11th claims are estimated to be well in excess of $10 billion. By statute, these matters were consolidated in the U.S. District Court for the Southern District of New York, and airline exposure was capped at the limit of the liability coverage maintained by each carrier at the time of the attacks. While the temporary suspension of litigation activity is no longer in place in the personal injury and wrongful death matters, settlement discussions continue and the parties have reached settlements in several matters. The Company anticipates that any liability it may face arising from the events of September 11, 2001 could be significant, but will be subject to the statutory limitation to the amount of its insurance coverage.

Environmental Proceedings

        In accordance with an order issued by the California Regional Water Quality Control Board in June 1999, United, along with most of the other tenants of the San Francisco International Airport, has been investigating potential environmental contamination at the airport and conducting remediation when needed. Work under this order includes investigation and remediation that United is conducting for solvent impacts to soil, bedrock, and groundwater at United's San Francisco Maintenance Center.

Other Legal Proceedings

UAL and United are involved in various other claims and legal actions arising in the ordinary course of business. From time to time we become aware of potential non-compliance with environmental regulations, which have either been identified by the Company (through our internal environmental compliance auditing program) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. We believe, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        United Air Lines, Inc. is a wholly owned subsidiary of UAL Corporation and there is no market for United's common stock.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS.

(In Millions, Except Per Share and Rates)	Year Ended December 31
	2005	2004	2003	2002	2001
Income Statement Data:
Operating revenues	$ 17,304	$ 16,413	$ 14,933	$ 15,811	$ 17,508
Operating expenses	17,529	17,217	16,246	18,537	21,125
Fuel expenses - mainline	4,032	2,943	2,072	1,921	2,476
Reorganization expenses	20,432	611	1,174	10	-
Loss before extraordinary item
and cumulative effect	(21,036)	(1,679)	(2,777)	(3,103)	(2,044)
Net loss	(21,036)	(1,679)	(2,777)	(3,103)	(2,041)

Balance Sheet Data at year-end:
Total assets	$ 19,396	$ 20,719	$ 21,959	$ 23,510	$ 25,935
Long-term debt and capital lease
obligations, including current portion	1,433	1,204	852	700	10,033
Liabilities subject to compromise	35,060	16,161	14,090	13,967	-

Operating Statistics and Other (Note 1):
Revenue passengers	67	71	66	69	75
RPMs	114,272	115,198	104,464	109,460	116,635
ASMs	140,300	145,361	136,630	148,827	164,849
Passenger load factor	81.4%	79.2%	76.5%	73.5%	70.8%
Breakeven passenger load factor	82.8%	84.7%	85.7%	90.8%	89.9%
Yield (Note 2)	11.25¢	10.83¢	10.79¢	11.06¢	11.93¢
Passenger revenue per ASM (Note 3)	9.20¢	8.63¢	8.32¢	8.19¢	8.50¢
Operating revenue per ASM (Note 4)	10.66¢	9.95¢	9.81¢	9.77¢	9.92¢
Operating expense per ASM (Note 5)	10.59¢	10.20¢	10.52¢	11.45¢	12.03¢
Fuel gallons consumed - mainline	2,250	2,349	2,202	2,458	2,861
Average price per gallon of jet
fuel, including tax and hedge impact	179.2¢	125.3¢	94.1¢	78.2¢	86.5¢

Note 1 - Operating statistics include only the mainline operations of United. Mainline operations of United exclude the operations of independent regional carriers operating as United Express.

Note 2 - Yield is calculated as follows:
               United passenger mainline revenue
               Less: Industry and employee discounted tickets
               Divided by RPMs

Note 3 - Passenger revenue per ASM ("PRASM") is calculated as follows:
              United passenger mainline revenue
              Divided by ASMs

Note 4 - Operating revenue per ASM ("RASM") is calculated as follows:
              UAL operating revenues
              Less: Passenger revenue - Regional affiliates
              Divided by ASMs

Note 5 - Operating expense per ASM ("CASM") is calculated as follows:
              UAL operating expense
              Less: Operating expense - Regional affiliates
              Divided by ASMs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

Overview

      Over the past several years, United and the airline industry have been faced with severe business challenges and fundamental changes in the airline industry which have produced material adverse impacts on the Company's results of operations, financial position and liquidity. The Company reported losses from operations of $225 million, $804 million and $1.3 billion for years ended December 31, 2005, 2004 and 2003, respectively; and reported net losses of $21.0 billion, $1.7 billion and $2.8 billion for the same respective periods. The Company had been operating under Chapter 11 bankruptcy protection since December 9, 2002 and emerged on February 1, 2006.

        In the last few years, operating revenues for the airline industry in general, as well as for United, have been adversely impacted by a number of factors. The growth of LCCs; excess industry seat capacity; pricing transparency; periodic unfavorable general economic conditions that have reduced the demand for high-yield business travel; global events such as the war in Iraq, the outbreak of SARS in early 2003 as well as the general public's fear of future terrorist attacks since September 11, 2001; and the enactment of federal taxes on ticket sales to fund additional airport security measures, have caused yield to decline from 13.25 cents in 2000 (the last year we reported an operating profit) to 11.25 cents in 2005.

      In 2005, yield partially recovered, increasing by 4% over 2004 and 2003. Passenger load factor improved to 81.4% from 79.2% in 2004 and 76.5% in 2003. PRASM was 9.20 cents, or 7% higher than 2004 and 11% higher than 2003. These results reflect a 3% reduction in system capacity from 2004 to 2005, but a 3% increase in capacity in 2005 over 2003. As announced in the fourth quarter of 2004, the Company has shifted significant amounts of capacity from domestic to international markets and believes that its and other airlines actions to reduce domestic overcapacity are contributing to recent unit revenue improvements.

        The Company's operating expenses have fluctuated as it sought to restructure its obligations in bankruptcy, adjust its mainline and regional carrier operating capacity to match marketplace demand, and cope with historically high jet fuel prices throughout recent years. CASM increased from 10.65 cents in 2000 to 12.03 cents in 2001, and then declined back to 10.59 cents in 2005. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on unit operating costs, particularly in 2005 and 2004. In 2005, CASM was 4% and 1% higher than it was in 2004 and 2003, respectively. The increase in mainline fuel price between periods added approximately nine tenths of a cent, and one point four cents, to CASM in 2005, as compared to 2004 and 2003, respectively. In 2005, mainline fuel expense was our largest category of operating expense, surpassing salary and related costs which have traditionally been our largest operating cost.

Chapter 11 Restructuring Efforts

        By using the means available to the Company throughout the bankruptcy process as well as focusing on continuous improvement initiatives to increase the efficiency and effectiveness of its operations, the Company expects to realize approximately $7 billion in average annual cash and contractual savings. These savings were primarily derived from labor and benefit restructurings (including the termination of all of the Company's under-funded defined benefit pension plans in the U.S.), implementation of business improvement initiatives, restructuring of its relationships with its United Express partners, and aircraft financing restructurings. In total, our restructuring has made the Company cost-competitive with other U.S. network carriers.

        Labor and Benefit Restructuring.  In addition to pay and benefit reductions imposed on its salaried and management workforce, the Company reached consensual agreements with each of its labor unions to reduce labor costs through a combination of lower pay rates, decreased benefit costs and higher productivity. Additionally, all represented employee groups agreed to eliminate requirements in their respective CBAs to maintain a defined benefit pension plan. Thus, the Company terminated all of its under-funded U.S. defined benefit pension plans. The Pilot Plan is subject to the outcome of the matters being considered by the District Court as more fully described in Note 1, "Voluntary Reorganization Under Chapter 11 - Significant Matters Remaining to be Resolved in Bankruptcy Court" in the Notes to the Consolidated Financial Statements. These CBAs are not amendable until January 2010 and contain no "snapback" or "re-opener" provisions.

        In exchange for these savings, the Company agreed to provide each employee group a portion of the equity provided to general unsecured creditors under the Plan of Reorganization. Each employee group received a distribution (or a "deemed claim") based upon a portion of the value of cost savings provided by that group. The total value of the deemed claim amount that was used to determine this distribution to employees was approximately $7.4 billion.

         Further, the Company agreed to provide to its U.S. employees, both union and non- represented, over $726 million in convertible notes, to be issued no later than six months after the Effective Date. These notes were promised in recognition that, among other things, all of these employee groups agreed to the termination of their defined benefit pension plans.

        Business Improvement Initiatives. The Company has successfully implemented certain business improvement initiatives primarily focused on optimizing resources and lowering distribution costs, including such initiatives as lowering the cost of aircraft maintenance and airport operations through more efficient use of labor and non-labor resources; call center automation and off shoring; renegotiation of United Express capacity agreements; and providing customers with low-cost alternatives to reserve and purchase airline seats. The Company will continue to identify opportunities to operate our business more efficiently through similar continuous improvement initiatives in the future.

        Significant Matters Remaining to be Resolved in Bankruptcy Court. During the course of our Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations" in the Notes to the Consolidated Financial Statements.

        Section 1110 Aircraft Restructuring.  The Company negotiated with its aircraft lessors and lenders to restructure debt and lease financings to reduce aircraft ownership costs to current market rates, and was successful in reaching agreements to restructure such transactions with respect to a majority of our financed aircraft. However, certain aircraft financings are still unresolved and subject to further negotiations. United cannot accurately predict the outcome of these negotiations, and it could potentially have a material adverse impact on the Company.

      Municipal Bond Obligations. The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company's bankruptcy filing, we were not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company had either settled or rejected certain pre-petition debt associated with the municipal bonds. The ultimate disposition of a portion of the outstanding municipal bond obligations remains subject to the uncertain outcome of pending litigation.

      Claims Resolution Process. Despite the Company's emergence from Chapter 11 protection, many unsecured proofs of claim remain unresolved. Since the Effective Date and in accordance with the terms of the Plan of Reorganization, the Company has continued to review the claims register and believes that many of the filed proofs of claim are invalid, untimely, duplicative, or overstated, and therefore is in the process of objecting to such claims. Differences between claim amounts filed and the Company's estimates of claims to be allowed are being investigated and will be resolved in connection with its claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments after the Effective Date.

      Pension Terminations. Currently, there is a dispute as to whether the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan") was effectively terminated under the Employee Retirement Income Security Act ("ERISA") Section 4042 with a termination date of December 30, 2004. ALPA and the United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, "URPBPA") and the PBGC filed notices of appeal and in February 2006, the District Court reversed the Bankruptcy Court's order based on a determination that the Bankruptcy Court lacked "core" jurisdiction over the Involuntary Termination Proceeding. However, the District Court did not address the substantive merits of the Bankruptcy Court's ruling. The District Court remanded the proceedings to the Bankruptcy Court so that the Bankruptcy Court could submit proposed findings and conclusions of law to be forwarded to the District Court for review, which has since happened. The District Court's determination (and that of any court considering an appeal of the District Court's order) regarding the termination of the Pilot Plan may have a material adverse effect on the Company's financial performance.

      ALPA Convertible Notes. In January 2005, United filed a motion seeking approval of the new CBA with ALPA pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the "ALPA Order"). In February 2005, URPBPA filed its notice of appeal of the ALPA Order based principally on the allegation that United was unfairly treating the retired pilots by not distributing the same unsecured notes to the retired pilots that it was distributing to the active pilots pursuant to the ALPA agreement. In June 2005, the District Court entered an order and memorandum opinion dismissing URPBPA's appeal of the ALPA Order as interlocutory. URPBPA appealed the District Court's judgment to the Court of Appeals. The parties fully briefed the matter and the Court of Appeals heard oral argument in February 2006, though it has not yet ruled on the matter. Additionally, the Company filed with the Court of Appeals a motion to dismiss the appeal on the ground that (i) no effective relief can be granted to the appellants and/or (ii) if relief could be granted, it would be highly inequitable to do so. The Court of Appeals has not yet ruled on United's motion to dismiss or indicated whether it will hear further argument on the matter.

Objections to the Plan of Reorganization Confirmation. Two parties have filed notices of appeal of the order confirming the Plan of Reorganization.  If the Bankruptcy Court were to grant these appeals, it could have a materially adverse effect on the Company.

Results of Operations

        The air travel business is subject to seasonal fluctuations. Our operations can be adversely impacted by severe weather and our first and fourth quarter results normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

        Summary of Results. United's loss from operations in 2005 was $225 million, compared to losses from operations of $804 million in 2004 and $1.3 billion in 2003. United's net loss for 2005 was $21.0 billion, compared to net losses of $1.7 billion in 2004 and $2.8 billion in 2003.

        Effective February 1, 2006, the Company is no longer operating under Chapter 11 protection. As a result of the Company's emergence from bankruptcy and the adoption of fresh start accounting, the 2005 financial results are not indicative of future results.

      In addition, fuel price fluctuations can have a material impact on the Company's future financial performance. For example, a one cent change in fuel price can either increase or decrease the Company's annual operating expenses by approximately $20 million.

        The 2005 results include $5 million in operating special items and $20.4 billion in reorganization expenses related to the Company's bankruptcy filing.

        The 2004 results included a favorable adjustment to passenger mainline revenue of $60 million and non-operating special items of $5 million. Additionally, non-operating expense includes $158 million in gains from the sale of investments as well as $611 million in reorganization expenses related to the Company's bankruptcy filing.

        The 2003 results include operating special items of $178 million (including curtailment and special termination charges of $152 million) and non-operating special items of $251 million. Additionally, non-operating expense includes $300 million in government compensation and $158 million in gains from the sale of investments, as well as $1.2 billion in reorganization expenses related to the Company's bankruptcy filing.

        Certain of these items are described more fully in Note 1, "Voluntary Reorganization Under Chapter 11," Note 3, "Special Items," and Note 6 "Investments" in the Notes to Consolidated Financial Statements.

        As of first quarter 2005, certain operating revenues that are associated with our Mileage Plus program were reclassified as a result of a corporate restructuring. Prior periods have been reclassified to conform to this presentation. For further details, see Note 10, "Related Party Transactions" in the Notes to Consolidated Financial Statements.

2005 Compared with 2004 -

        Operating Revenues. Consolidated operating revenues increased 5%, or $891 million, in 2005 as compared to 2004 and mainline RASM increased 7% from 9.95 cents to 10.66 cents. Mainline passenger revenues increased 3%, or $372 million, due to a 4% increase in yield slightly offset by a decline in RPMs of 1%. ASMs decreased 3%; however, passenger load factor increased 2.2 points to 81.4%. The following analysis by market is based on information reported to the DOT for United mainline passenger operations:

2005	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 12,914	$ 8,011	$ 2,654	$ 1,825	$ 424
Passenger revenue per ASM	9.20¢	9.55¢	8.38¢	9.33¢	8.22¢

Increase (Decrease) from 2004:
Passenger revenues (in millions)	372	(153)	364	101	60
Passenger revenues (percent)	3%	(2%)	16%	6%	16%
ASMs	(3%)	(10%)	13%	1%	16%
Passenger load factor	2.2 pts	3.7 pts	(0.9) pts	0.1 pts	0.1 pts
RPMs	(1%)	(6%)	12%	1%	16%
Yield	4%	5%	4%	7%	(2%)
Passenger revenue per ASM	0.57¢	0.81¢	0.22¢	0.46¢	0.01¢

      Passenger revenues - regional affiliates increased 26% or $498 million in 2005 as compared to 2004 mainly due to increased volume of United Express regional carrier flying. Cargo revenues increased 4%, or $25 million, in 2005 as compared to 2004 due to a 1% increase in cargo ton miles combined with a 2% increase in cargo yield.

        Operating Expenses. Consolidated operating expenses increased 2%, or $312 million, in 2005 as compared to 2004 and mainline CASM increased 4% from 10.20 cents to 10.59 cents.

(In millions) Operating expenses:	Change +/-	% Change
Aircraft fuel	1,089	37	(a)
Salaries and related costs	(988)	(20)	(b)
Regional affiliates	322	13	(c)
Purchased services	58	4
Landing fees and other rent	(49)	(5)
Aircraft maintenance	134	18	(d)
Depreciation and amortization	(17)	(2)
Cost of sales	(34)	(5)
Aircraft rent	(133)	(25)	(e)
Commissions	-	-
Special items (Note 3)	5	-
Other	(75)	(6)
Total	$ 312	2

(a) Increased primarily as a result of a 43% increase in the average cost of fuel (including tax and hedge impact) partially offset by a 4% decrease in consumption.

(b) Decreased primarily due to cost savings associated with lower salary and benefit rates as well as lower full-time equivalent employees.

(c) Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying partially offset by new contract savings.

(d) Increased primarily due to higher levels of purchased maintenance activity. This increase is offset by certain productivity and labor rate improvements, the effects of which are included in (b) above.

(e) Decreased due to restructuring of aircraft lease obligations and fleet reductions.

       Other income (expense). Other non-operating expense amounted to $20.8 billion in 2005 (which included $20.4 billion of reorganization items, net) as compared to $880 million in 2004 (which included $5 million of special items, $611 million of reorganization items, net and $158 million of gains on sales). For further information, see Note 1, "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation", Note 3, "Special Items" and Note 6, "Investments" in the Notes to Consolidated Financial Statements. Interest expense increased 6%, or $30 million, due to higher interest and fees applicable to the increased outstanding debt on the DIP Financing between periods.

2004 Compared with 2003 -

        Operating Revenues. Consolidated operating revenues increased by 10%, or $1.5 billion, in 2004 as compared to 2003, and mainline RASM increased 1% from 9.81 cents to 9.95 cents. Mainline passenger revenues increased 10%, or $1.2 billion, primarily due to a 10% increase in RPMs. ASMs increased 6% and passenger load factor increased 2.7 points to 79.2%. The following analysis by market is based on information reported to the DOT for United mainline passenger operations:

2004	System	Domestic	Pacific	Atlantic	Latin
Passenger revenues (in millions)	$ 12,542	$ 8,164	$ 2,290	$ 1,724	$ 364
Passenger revenue per ASM	8.63¢	8.74¢	8.16¢	8.86¢	8.21¢

Increase (Decrease) from 2003:
Passenger revenues (in millions)	1,178	287	627	259	5
Passenger revenues (percent)	10%	4%	38%	18%	2%
ASMs	6%	5%	15%	5%	(13%)
Passenger load factor	2.7 pts	2.3 pts	4.4 pts	2.2 pts	4.2 pts
RPMs	10%	9%	22%	8%	(8%)
Yield	-	(4%)	13%	11%	11%
Passenger revenue per ASM	0.31¢	(0.14)¢	1.33¢	0.93¢	1.14¢

      Passenger revenues - regional affiliates increased 26% or $402 million in 2004 as compared to 2003 mainly due to increased volume of United Express regional carrier flying. Cargo revenues increased by 12%, or $74 million, in 2004 as compared to 2003 due to a 5% increase in cargo ton miles and a 6% increase in cargo yields. Other operating revenues decreased 12%, or $174 million, primarily due to a decrease of $295 million in UAFC fuel sales to third parties, partially offset by increases in third-party maintenance revenues and ULS revenues.

        Operating Expenses. Consolidated operating expenses increased 6%, or $971 million, in 2004 as compared to 2003 and CASM decreased 3% from 10.52 cents to 10.20 cents.

(In millions) Operating expenses:	Change +/-	% Change
Aircraft fuel	$ 871	42	(a)
Salaries and related costs	(362)	(7)
Regional affiliates	503	26	(b)
Purchased services	162	12	(c)
Landing fees and other rent	35	4
Aircraft maintenance	175	31	(d)
Depreciation and amortization	(95)	(10)
Cost of sales	(249)	(27)	(e)
Aircraft rent	(78)	(13)	(f)
Commissions	28	10	(g)
Other	7	1
Special items (Note 3)	(26)	-
Total	$ 971	6

(a) Increased primarily as a result of a 33% increase in the average cost of fuel (including tax and hedge impact) and a 7% increase in consumption.

(b)Increased primarily as a result of increased fuel costs and volumes of United Express regional carrier flying.

(c) Increased as a result of higher levels of outsourcing of cargo handling and aircraft cleaning; higher credit card discount fees and computer reservation system fees associated with higher passenger revenues; and increased professional fees.

(d) Increased due to higher levels of maintenance activity, including contracted maintenance and maintenance materials.

(e) Decreased primarily due to lower third-party fuel sales by UAFC.

(f) Decreased due to restructuring of aircraft lease obligations and fleet reductions.

(g) Increased due to higher commissionable passenger revenues.

       Other income (expense). Other non-operating expense amounted to $880 million in 2004 (which included $5 million of special items, $611 million of reorganization items, net and $158 million of gains on sales) as compared to $1.5 billion in 2003 (which included $251 million of special items, $1.2 billion of reorganization items, net, $158 million of gains on sales and $300 million of government compensation). For further information, see Note 1, "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation", Note 3, "Special Items" and Note 6, "Investments" in the Notes to Consolidated Financial Statements. Interest expense decreased 14%, or $78 million, primarily due to a lower number of mortgaged aircraft and lower fees and interest associated with our DIP Financing. Interest income decreased 55%, or $30 million, primarily due to interest income on IRS tax refunds received in 2003 offset partially by higher amounts of interest earned on restricted cash in 2004.

Liquidity and Capital Resources

        Liquidity. United's total of cash, cash equivalents and short-term investments, including restricted cash, was $2.7 billion at December 31, 2005, compared to $2.1 billion at December 31, 2004.

        As of December 31, 2005, we had $928 million in restricted cash, an increase of $72 million as compared to December 31, 2004. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. Prior to 2003, we met many of these obligations (which were smaller in amount) through surety bonds or secured letters of credit; however, such facilities are currently largely unavailable to us. As a result, we may be required to post significant additional cash collateral to meet such obligations in the future.

        In October 2005, we entered into a new processing agreement for MasterCard and Visa credit card transactions with JPMorgan Chase Bank, N.A. and Paymentech, L.P. The agreement replaces our former processing agreement with National Processing Company (which expired on January 15, 2006) and provides credit card processing services for transactions on and after January 11, 2006. The processing agreement required us to initially establish a restricted cash reserve to secure the potential obligations to customers using a credit card form of payment in the event the Company does not provide the ticketed transportation services. The amount of this reserve is determined by applying a reserve percentage to the Company's aggregate then-outstanding bank card air traffic liability. The reserve percentage will vary between zero and 100% based upon our credit rating and our ability to comply with the fixed charge ratio and unrestricted cash covenants under the Credit Facility. See Note 8, "Long-Term Debt" in the Notes to Consolidated Financial Statements. The processing agreement expires on December 31, 2012.

        Concurrently with entering into the processing agreement, we entered into an amendment to our agreement with Chase Bank USA N.A. ("Chase") regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provides for an advance purchase of miles approximately equal to the initial amount of the reserve account under the processing agreement. As a result, the reserve account provisions of the processing agreement initially did not have a significant effect on our liquidity. Any significant future increase in the reserve percentage under the processing agreement could have an adverse effect on our liquidity.

        Operating Activities. For the year ended December 31, 2005, we generated cash from operations of $1.0 billion, an increase of $936 million as compared to cash generated from operations in 2004 and a 4% increase over the $1.0 billion in cash generated from operations in 2003. The higher operating cash generated in 2005 is largely due to increased passenger revenues and lower salary and related costs, partially offset by increased fuel costs. The operating cash generated in 2003 included the receipt of $365 million in income tax refunds and $314 million in government compensation, together with other working capital changes.

        In October 2003, United and one of its subsidiaries, UAFC, entered into an agreement with a third-party to supply approximately 50% of the fuel required by United and UAFC and to assume some of their supply, infrastructure and third-party sale agreements. The third-party acquires fuel on behalf of United and UAFC, transports it and maintains minimum inventory levels at specified locations for subsequent sale to them. Under this arrangement, the Company generated approximately $105 million of additional working capital during 2004 by reducing working capital requirements for fuel inventory and accounts receivable.

        The Company contributed $127 million towards its U.S. qualified defined benefit pension funds in 2004 and $6 million in 2003, but made no cash contributions in 2005. In addition, the Company contributed $61 million, $75 million and $80 million in 2005, 2004 and 2003, respectively, largely towards its non-U.S. pension plans and its U.S. non-qualified pension plans. Detailed information regarding our pension plans is included in Note 11, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

        Investing Activities. Cash used in investing activities was $287 million in 2005 and $294 million in 2004 compared to cash generated from investing activities of $297 million in 2003. During 2003, changes to the Company's liquidity needs and the interest rate environment resulted in the Company no longer purchasing investments with maturities in excess of 90 days.  This change significantly reduced cash proceeds from short-term investments in 2005 and 2004.

        During 2005, the Company sold ten B727, five B737 and seven B767 aircraft and rejected or returned to the lessor 30 B737 aircraft, ten B767 aircraft and one B747 aircraft under Section 1110 of the Bankruptcy Code. The Company reacquired eight B767 aircraft, of which four were purchased by the Company from the Public Debt Group and subsequently sold to a third-party and simultaneously leased back, and of which four aircraft were acquired directly by a third-party from the Public Debt Group and subsequently leased to the Company. In addition, the Company, as part of its agreement with the Public Debt Group, purchased six additional B767 aircraft from the Public Debt Group, which were subsequently sold to and leased back from third parties.

        Additionally, during 2004, we received $218 million from the sales of our investments in Orbitz and Air Canada. In 2003, we received $150 million related to the sale of our investments in Hotwire, Orbitz and Cendant.

        Financing Activities. Cash used in financing activities was $105 million in 2005, $93 million in 2004 and $359 million in 2003. During 2005, we made principal payments under long-term debt and capital lease obligations of $285 million and $94 million, respectively.

        During 2005, we made $16 million in principal payments on the DIP Financing. In addition, we renegotiated and expanded our DIP Financing facility, allowing us to borrow an additional $310 million during 2005. The amended DIP Financing facility also permitted us to make capital expenditures not exceeding $750 million towards aircraft acquisitions, with cash expenditures for such acquisitions not to exceed $300 million. This capital expenditures basket was created primarily to allow the Company to purchase certain aircraft that were controlled by the Public Debt Group, all of which were already in our fleet or had been in our fleet in the recent past.  The Company raised $253 million in connection with the subsequent long-termfinancing of ten of the B767 aircraft acquired from the Public Debt Group.

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

        At December 31, 2005, we had a total of $1.2 billion in debt outstanding under the DIP Financing and $39 million in letters of credit. The DIP Financing was repaid on the Effective Date with the proceeds from the Credit Facility. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - DIP Financing" in the Notes to Consolidated Financial Statements.

        The Company secured access to up to $3.0 billion in exit financing which consists of a $2.8 billion term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing as noted above and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the term loan. For further details on the Credit Facility, see Note 9, "Long-term Debt" in the Notes to Consolidated Financial Statements.

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

        Following is a summary of our material contractual obligations as of December 31, 2005:

(In billions)	One year	Years	Years	After
	or less	2 and 3	4 and 5	5 years	Total
Long-term debt, including current portion	$ 1.2	$ -	$ -	$ 0.1	$ 1.3
Long-term debt included in liabilities
subject to compromise	0.3	1.0	1.5	1.9	4.7
Capital lease obligations	0.2	0.6	0.6	0.6	2.0
Operating lease obligations	1.3	2.5	2.3	6.0	12.1
Postretirement obligations	0.2	0.3	0.3	0.8	1.6
Capital spending commitments	0.1	1.0	0.7	-	1.8
Total	$ 3.3	$ 5.4	$ 5.4	$ 9.4	$ 23.5

        Although we were not generally permitted to make any payments on pre-petition debt as a result of the bankruptcy filing, we reached agreements with certain aircraft financiers under Section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to continue to make such payments on certain aircraft debt and lease obligations. The amounts included in the above table represent only those obligations for which we have finalized an agreement.

         At December 31, 2005, our future cash postretirement benefit payments approximated $1.6 billion for the period of 2006 through 2015. Due to uncertainties regarding significant assumptions involved in estimating future benefit payments under our postretirement obligations (such as health care cost trend rates and discount rates), we are not able to reasonably estimate our future required cash flows beyond 2015.

         At December 31, 2005, future commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments.  Our current commitments are primarily for the purchase of A319 and A320 aircraft.  In January 2006, we reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders.  We also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. As a result of these subsequent changes, estimated future commitments have increased to $2.5 billion in early 2006, after deducting advanced payments.  An estimated $0.1 billion will be spent in 2006, $0.1 billion for years 2007 and 2008, $0.1 billion for years 2009 and 2010 and $2.2 billion thereafter.  The disposition of $91 million of advance payments made by the Company is subject to United taking future delivery of these aircraft.

        See Note 8, "Long-Term Debt," Note 9, "Lease Obligations," Note 11, "Retirement and Postretirement Plans" and Note 12, "Commitments, Contingent Liabilities and Uncertainties" in the Notes to Consolidated Financial Statements for additional discussion of these items.

        Off-Balance Sheet Arrangements - An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. UAL has off-balance sheet arrangements related to (1) and (4) above, as noted below.

        Certain municipalities issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. However, as a result of our bankruptcy filing, we were not permitted to make payments on unsecured pre-petition debt. We have been advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. The Company determined that these bonds were pre-petition obligations and accordingly reclassified certain accrued and unpaid rent pertaining to these off-balance sheet arrangements to liabilities subject to compromise. At December 31, 2005, $510 million in principal of such bonds was outstanding but not recorded in the Statements of Consolidated Financial Position in accordance with GAAP. United guarantees $510 million of such bonds, including accrued interest. For further details, see Note 1 "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations" and Note 12, "Commitments, Contingent Liabilities and Uncertainties - Financings and Guarantees" in the Notes to Consolidated Financial Statements.

        We have various financing arrangements for aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities; however, we are not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. These financing arrangements include 76 aircraft operating leases that contain a fair market value purchase option. These leases became effective upon the confirmation of the Plan of Reorganization.

        The Company has 97 additionaloperating leases, for which all but 26 have a fixed price or fair market value purchase option. United does not guarantee the residual value of these aircraft.

        In addition, the Company has operating leases for aircraft and facilities (including the aircraft noted above) with total future minimum lease payments of $12.1 billion as of December 31, 2005. For detailed information, see Note 9, "Lease Obligations" in the Notes to Consolidated Financial Statements.

        Capital Resources.   J.P. Morgan Chase Bank, Citicorp USA, Inc., The CIT Group/Business Credit, Inc. and General Electric Capital Corporation provided our DIP Financing, a $1.7 billion financing facility (subject to a $100 million reserve for collateral maintenance and liquidation expenses) which was available to the Company while it was in bankruptcy. The DIP Financing consisted of a revolving credit and letter of credit facility of $200 million and a term loan of $1.5 billion, which was scheduled to mature on March 31, 2006. At December 31, 2005, we had outstanding borrowings of $1.2 billion and issued letters of credit totaling $39 million.

        On the Effective Date, the Company secured access to the Credit Facility for an amount up to $3.0 billion which consists of a $2.8 billion term loan and a $200 million revolving credit line. The Credit Facility matures on February 1, 2012. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the term loan. We expect to be in compliance with the Credit Facility covenants, but there are no assurances we will be able to do so. Failure to comply with the covenants could result in a default under the Credit Facility unless we obtain a waiver of, or otherwise mitigate, the default. Additionally, the Credit Facility contains a cross-default provision with respect to defaults on our other credit arrangements that exceed $40 million. A default could result in a termination of the Credit Facility and a requirement to accelerate repayment of all outstanding borrowings. We believe that the combination of cash flows generated by operations as well as the net cash proceeds provided by the Credit Facility will be adequate to satisfy our projected liquidity needs over the next twelve months. For further details about our Credit Facility and the associated covenants, see Note 8, "Long-Term Debt" in the Notes to Consolidated Financial Statements.

        Future Financing. Substantially all of our unencumbered assets are pledged to the Credit Facility. Subject to the restrictions of our Credit Facility, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted.

        As part of its exit from bankruptcy, United and UAL received a corporate credit rating of B (outlook stable) from Standard & Poor's and a corporate family rating of B2 (outlook stable) from Moody's Investors Services. These credit ratings are below investment grade levels. Downgrades from these rating levels could restrict the availability and/or increase the cost of future financing for the Company.

Other Information

        Price Competition.   The airline industry is highly competitive, characterized by intense price competition.  In early 2005, United's domestic competitors initiated fundamental changes to their fare structures to compete with the industry-wide expansion of LCC's.   Fare discounting by our competitors has historically had a negative effect on our financial results because we are generally required to match competitors' fares to maintain passenger traffic.  We are unable to accurately predict the potential financial impact of existing and future competitive fare adjustments on our financial results.

        Foreign Operations.  We generate revenues and incur expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.

        Despite the adverse effects a strengthening foreign currency may have on demand for U.S. originating traffic, a strengthening of foreign currencies tends to increase reported revenue and operating income because our foreign currency-denominated operating revenue generally exceeds our foreign currency-denominated operating expense for each currency. Likewise, despite the favorable effects a weakening foreign currency may have on demand for U.S. originating traffic, a weakening of foreign currencies tends to decrease reported revenue and operating income.

        Our biggest net foreign currency exposures are typically for the Chinese renminbi, Canadian dollar, Australian dollar, British pound, Korean won, Hong Kong dollar, European euro and Japanese yen. The table below sets forth our net exposure to various currencies for 2005:

	Operating revenue net of operating expense
Currency (in millions)	Foreign Currency	USD
	Value	Value
Chinese renminbi	1,370	168
Canadian dollar	176	146
Australian dollar	176	135
British pound	56	101
Korean won	78,760	78
Hong Kong dollar	595	77
European euro	60	75
Japanese yen	5,988	54

        Our foreign operations involve insignificant amounts of dedicated physical assets; however, we do have sizable intangible assets related to our previous acquisitions of Atlantic and Latin American route authorities. See Note 2(k), "Summary of Significant Accounting Policies - Intangibles" in the Notes to Consolidated Financial Statements for further information. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact the value of our international route authorities. Significant changes in such policies could also have a material impact on our operating revenues and expenses and results of operations. See Item 1. Business - "Industry Regulation - International Regulation" for further information.

        Environmental and Legal Contingencies.  United has been named as a Potentially Responsible Party at certain Environmental Protection Agency or State Environmental Protection Agency ("EPA" or "State EPA") cleanup sites that have been designated as Superfund Sites. Our alleged proportionate contributions at the sites are minimal; however, at sites where the EPA or State EPA has commenced litigation or administrative proceedings, potential liability is joint and several. Additionally, we have participated in, and are participating in, remediation actions at certain other sites, primarily airports. We accrue the estimated cost of these remediation actions when we have determined that it is probable that we are liable. Environmental regulations and remediation processes are subject to future change, and determining the actual cost of remediation often requires further investigation and additional progress of the remediation. Therefore, the ultimate disposition cannot be exactly predicted. However, while such ultimate cost may vary from our current estimate, we believe the difference between the accrued reserve and the ultimate liability will not be material.

        United has certain other contingencies resulting from the above environmental actions and other litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including, but not limited to, the views of legal counsel and the nature of such contingencies and prior experience, that the ultimate disposition of these contingencies is not likely to materially affect the Company's financial condition, operating results or liquidity.

        The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to our insurance coverage. We have not incurred any material environmental obligations relating to the events of September 11, 2001.

        Critical Accounting Policies.   Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. We have prepared the accompanying financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. We have identified the following critical accounting policies that impact the preparation of these financial statements.

        Passenger Revenue Recognition.  As discussed in Note 2(c) "Summary of Significant Accounting Policies - Airline Revenues" in the Notes to Consolidated Financial Statements, passenger ticket sales are recorded as operating revenues when the transportation is provided.  The value of unused passenger tickets is included in current liabilities as advance ticket sales. Additionally, we have interline agreements with numerous other airlines whereby the other airline sells tickets for future use on United and vice versa. Estimated settlement values in accordance with the interline agreements reached with other airlines are recorded as operating revenues at the time the ticket is used on United. Adjustments between the estimated and actual values for interline tickets are recorded in the period the actual settlement occurs.

        Accounting for Long-Lived Assets. We have approximately $13.2 billion in net book value of operating property and equipment at December 31, 2005. In addition to the original cost of these assets, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

        We record aircraft at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and we have generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regards to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in our fleet plan and other relevant information. A one year increase in the average depreciable life of our aircraft would reduce annual depreciation expense by approximately $14 million.

        Our policy is to recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's book value and fair market value (sometimes estimated using appraisals). More often, we estimate the undiscounted future cash flows for our various aircraft with financial models used by the Company to make fleet and scheduling decisions. These models utilize projections on passenger yield, fuel costs, labor costs and other relevant factors. Changes in our projections expose the Company to future impairment charges by raising the threshold which future cash flows need to meet.

        In 2005 and 2003, this process resulted in the recognition of impairment charges of $5 million and $26 million, respectively, for the early retirement of certain aircraft. See Note 3, "Special Items" in the Notes to Consolidated Financial Statements.

        See Note 2(f), "Summary of Significant Accounting Policies - Operating Property and Equipment" in the Notes to Consolidated Financial Statements for additional information regarding United's policies on accounting for long-lived assets.

        Frequent Flyer Accounting.  United's Mileage Plus frequent flyer program awards mileage credits to passengers who fly on United, Ted, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In any case, the outstanding miles may be redeemed for travel on United, or any airline that participates in the program (in which case, United pays a designated amount to reimburse the transporting carrier). The Company has an obligation to provide this future travel; therefore, we recognize a liability and corresponding expense for mileage earned by passengers who flew on United, Ted, United Express, Star Alliance partners, or one of the Mileage Plus airline partners. For miles earned by members through non-airline business partners, a portion of revenue from the sale of mileage is deferred and recognized when the transportation is provided.

        At December 31, 2005, our estimated outstanding number of awards to be issued against earned and outstanding mileage credits was approximately 10.1 million, compared to 10.2 million for December 31, 2004. We currently estimate that approximately 8.3 million of these awards will ultimately be redeemed and, accordingly, have recorded a liability of $923 million, which includes the deferred revenue from the sale of miles to non-airline business partners. We utilize a number of estimates in accounting for the Mileage Plus program that require management judgment as discussed below.

        Members may not reach the threshold necessary for a free ticket award and outstanding miles may not always be redeemed for free travel. Therefore, based on historical data and other information, we estimate how many miles will never be used for an award and exclude those miles from our estimate of the Company's liability. We also estimate the average number of miles that will be used to redeem an award, which can vary depending upon member choices from alternative award categories. If average actual miles used per award redeemed are more or less than previously estimated, we must subsequently adjust the liability and corresponding expense.   A hypothetical 1% change in our estimate of breakage, currently estimated at 18%, has approximately a $3.5 million effect on the liability.

        When a travel award level is attained by a Mileage Plus member, we record a liability for the estimated incremental cost to United of providing the related future travel, based on expected redemption. For award redemptions expected to occur on United, United's incremental costs are estimated to include variable items such as fuel, meals, insurance and ticketing costs, for what would otherwise be a vacant seat. The estimate of incremental costs does not include any indirect costs or contribution to overhead or profit. A change to these cost estimates, such as a significant change in jet fuel prices, could have a significant impact on our liability in the year of change as well as in future years, since underlying variable cost factors can differ significantly from period to period. A hypothetical 1% change in the cost of jet fuel has approximately a $783 thousand effect on the liability.

        In 2005, 1.9 million Mileage Plus travel awards were used on United, as compared to 1.7 million awards used in 2004, and 2.0 million in 2003. This number represents the number of awards for which travel was actually provided and not the number of available seats that were allocated to award travel. These awards represented 6.6% of United's total revenue passenger miles in 2005, 7.4% in 2004, and 9.0% in 2003. Passenger preference for Saver awards, which have stringent seat inventory level limitations but require the use of fewer miles to redeem the award, keeps the potential displacement of revenue passengers on United by award travel at a lower level than would be the case for less restrictive awards. Total miles redeemed for travel on United in 2005, including travel awards and class-of-service upgrades, represented 79% of the total miles redeemed, of which 70% were used for travel within the U.S. and Canada.

        In addition to the awards issued for travel on United, approximately 21% of the total miles redeemed in 2005 were used for travel on partner airlines, such as Star Alliance members. In these cases, United estimates its liability based upon agreements with those partner airlines that specify reimbursement rates for those awards using a 12.5% historical redemption pattern of awards redeemed on partner airlines. Costs to United for awards issued on partner airlines are on average much higher than incremental costs of awards issued for travel on United. Therefore, a change in customer preference from redeeming awards on United to redeeming them on partner airlines can significantly increase the estimated cost of mileage credit obligations. A hypothetical 1% change in the redemption of awards on partner airlines has approximately an $8.3 million effect on the liability.

        On March 7, 2006, United announced that Mileage Plus elite members were eligible for merchandise rewards which offer a more diverse array of mileage-reward opportunities. This offer expands mileage awards beyond flights, hotel stays, dining certificates, car rentals and auction experiences, to include brand-name online merchandise. This could have a potential impact on the Company's liability if the average number of miles that will be used to redeem an award is reduced as members elect to redeem miles for the merchandising options. Non-air redemptions have typically been immaterial in the past and we cannot accurately predict the redemption behavior and therefore are unable to estimate the impact on our future liability.

        Pension Accounting.  The Company accounts for pension benefits using SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under SFAS No. 87, pension expense is recognized on an accrual basis over employees' approximate service periods and is generally calculated independently of funding decisions or requirements. Detailed information regarding our pension plans is included in Note 11, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements. The calculation of pension expense and pension obligations requires the use of a number of assumptions, including the assumed discount rate and the expected return on plan assets. The fair value of plan assets decreased from $7.2 billion at December 31, 2004 to $132 million at December 31, 2005. The terminations of the domestic defined benefit pension plans reduced the difference between the plans' fair value and accumulated benefit obligations from $6.4 billion at December 31, 2004 to $109 million at December 31, 2005.

        We utilized a weighted-average discount rate of 5.46% at December 31, 2005, compared to 5.84% at December 31, 2004 and 6.25% at December 31, 2003. The discount rates were based on the construction of theoretical bond portfolios for 2005 and 2004, andMoody's Aa bond index yield model for 2003, adjusted according to the timing of expected cash flows for our future pension obligations. Duration is a commonly used measure of interest rate risk that either assumes that yield changes do not change the expected cash flows ("modified duration") or assumes that expected cash flows may change given the fact that the yield changes ("effective duration"). Since United's pension obligations have generally not been satisfied in single lump sum distributions, management, with assistance from our actuary, used the modified duration methodology to determine an acceptable discount rate by matching the expected cash outflows of our pension obligations against available bonds with appropriate maturities.

        We assumed an expected rate of return on plan assets of 8.95%, 9.00% and 9.00%, respectively, at December 31, 2005, 2004 and 2003. The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Pension expense is reduced by the expected return on plan assets, which is measured by assuming the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

        Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under SFAS No. 87, those gains and losses are not required to be recognized currently as pension expense, but instead may be deferred. If the unrecognized net gain or loss exceeds 10% of the greater of the projected benefit obligations and the market-related value of plan assets, the amount outside the 10% corridor is subject to amortization over the average remaining service life of the covered active employees. At December 31, 2005, we had unrecognized actuarial losses of $38 million.

        Valuation Allowance for Deferred Tax Assets.  We initially recorded a tax valuation allowance against our deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with SFAS No. 109, "Accounting for Income Taxes." At December 31, 2005, our valuation allowance totaled $10.5 billion. See also Note 5, "Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

        New Accounting Pronouncements.  For detailed information, see Note 2(n), "Summary of Significant Accounting Policies - New Accounting Pronouncements" in the Notes to Consolidated Financial Statements.

Outlook

       United expects system mainline capacity to be up approximately 1.0 percent year-over-year for the first quarter, and up approximately 2.5 to 3.0 percent for the full year 2006 over 2005, driven by improved aircraft utilization through the Company's resource optimization effort.

        The Company expects mainline fuel price, including taxes and expected hedge impact, for the first quarter to average $1.95 per gallon, and for the full-year to average $1.94 per gallon. The Company has 32% of its expected mainline fuel consumption for the first quarter hedged at an average of $1.91 per gallon. Currently, the Company has no hedges in place beyond first quarter of 2006. The Company expects to be able to offset some, but not all, of increased fuel prices through higher revenues.

Forward-Looking Information

        Certain statements throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect our current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to our operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as "expects," "will," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements.

        Additionally, forward-looking statements include statements which do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

        Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our senior secured revolving credit facility and term loan, as well as other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions; our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption "Risk Factors" in Item 1A. of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate and Foreign Currency Exchange Rate Risks - United's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our policy is to manage interest rate risk through a combination of fixed and floating rate debt and entering into swap agreements, depending upon market conditions. A portion of our borrowings is denominated in foreign currencies that expose us to risks associated with changes in foreign exchange rates. To hedge against some of this risk, we have placed foreign currency deposits (primarily for euros) to meet foreign currency lease obligations denominated in those respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, we reduce our overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread.

(In millions)	Expected Maturity Dates						2005		2004
								Fair		Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Total	Value
ASSETS
Cash equivalents
Fixed rate	$ 1,761	$ -	$ -	$ -	$ -	$ -	$ 1,761	$ 1,761	$ 1,213	$ 1,213
Avg. interest rate	4.26%	-	-	-	-	-	4.26%		2.16%
Variable rate	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 10	$ 10
Avg. interest rate	-	-	-	-	-	-	-	-	2.85%
Short term investments
Fixed rate	$ 77	$ -	$ -	$ -	$ -	$ -	$ 77	$ 77	$ 78	$ 78
Avg. interest rate	4.20%	-	-	-	-	-	4.20%		2.01%

Lease deposits
Fixed rate - EUR deposits	$ 3	$ 67	$ 118	$ 19	$ 192	$ 13	$ 412	$ 518	$ 479	$ 614
Accrued interest	2	10	20	4	13	-	49		46
Avg. interest rate	4.66%	5.42%	4.93%	4.34%	6.66%	4.41%	6.49%		6.56%
Fixed rate- USD deposits	$ -	$ -	$ -	$ -	$ 11	$ -	$ 11	$ 19	$ 11	$ 18
Accrued interest	-	-	-	-	5	-	5		4
Avg. interest rate	-	-	-	-	6.49%	-	6.49%		6.49%

LONG-TERM DEBT
U. S. Dollar denominated
Variable rate debt	$ 1,157	$ -	$ -	$ -	$ -	$ -	$ 1,157	$ 1,157	$ 863	$ 863
Avg. interest rate	8.60%	-	-	-	-	-	8.60%		8.00%
Fixed rate debt	$ 13	$ 14	$ 15	$ 4	$ 8	$ 100	$ 154	$ 149	$ 166	$ 166
Avg. interest rate	7.15%	7.15%	7.15%	7.15%	7.15%	7.15%	7.15%		7.15%

        In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

        Price Risk (Aircraft Fuel) - United enters into fuel option contracts and futures contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against sharp increases in the price of aircraft fuel. As market conditions change, so may United's hedging program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
United Air Lines, Inc.
Elk Grove Township, Illinois

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. (Debtor-In-Possession) and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related statements of consolidated operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. (Debtor-in-Possession) and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, on January 20, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 1, 2006. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 1.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 30, 2006

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Operations
(In millions)

	Year Ended December 31
Operating revenues:	2005	2004	2003
Passenger - United Airlines	$ 12,914	$ 12,542	$ 11,364
Passenger - Regional affiliates	2,429	1,931	1,529
Cargo	729	704	630
Other operating revenues	1,232	1,236	1,410
	17,304	16,413	14,933
Operating expenses:
Aircraft fuel	4,032	2,943	2,072
Salaries and related costs	4,014	5,002	5,364
Regional affiliates	2,746	2,424	1,921
Purchased services	1,519	1,461	1,299
Landing fees and other rent	915	964	929
Aircraft maintenance	881	747	572
Depreciation and amortization	854	871	966
Cost of sales	656	690	939
Aircraft rent	404	537	615
Commissions	305	305	277
Other operating expenses	1,198	1,273	1,266
Special items (Note 3)	5	-	26
	17,529	17,217	16,246
Loss from operations	(225)	(804)	(1,313)
Other income (expense):
Interest expense	(492)	(462)	(540)
Interest capitalized	(3)	1	3
Interest income	36	25	55
Gain on sale of investments	-	158	135
Gain on sale of affiliate's stock	-	-	23
Non-operating special items (Note 3)	-	5	(251)
Government compensation	-	-	300
Reorganization items, net	(20,432)	(611)	(1,174)
Miscellaneous, net	76	4	(11)
	(20,815)	(880)	(1,460)
Loss before income taxes and equity in earnings (losses) of
affiliates	(21,040)	(1,684)	(2,773)
Credit for income taxes	-	-	-
Loss before equity in earnings (losses) of affiliates	(21,040)	(1,684)	(2,773)
Equity in earnings (losses) of affiliates	4	5	(4)
Net loss	$ (21,036)	$ (1,679)	$ (2,777)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions)

	December 31
Assets	2005	2004

Current assets:
Cash and cash equivalents	$ 1,722	$ 1,203
Restricted cash	643	856
Short-term investments	77	77
Receivables, less allowance for doubtful
accounts (2005 - $22; 2004 - $24)	822	941
Prepaid fuel	258	187
Receivables from related parties	201	222
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2005 - $66; 2004 - $42)	193	234
Deferred income taxes	-	117
Prepaid expenses and other	486	260
	4,402	4,097
Operating property and equipment:
Owned -
Flight equipment	13,443	13,702
Advances on flight equipment	116	161
Other property and equipment	3,833	3,867
	17,392	17,730
Less - Accumulated depreciation and amortization	(6,104)	(5,623)
	11,288	12,107
Capital leases -
Flight equipment	2,581	2,624
Other property and equipment	84	84
	2,665	2,708
Less - Accumulated amortization	(739)	(653)
	1,926	2,055
	13,214	14,162
Other assets:
Restricted cash	285	-
Investments	20	22
Intangibles, less accumulated amortization
(2005 - $207; 2004 - $217)	372	380
Pension assets	4	665
Aircraft lease deposits	477	540
Prepaid rent	67	71
Other	555	782
	1,780	2,460

	$ 19,396	$ 20,719

See accompanying Notes to Consolidated Financial Statements.

United Airlines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Financial Position
(In millions)

	December 31
Liabilities and Stockholder's Deficit	2005	2004

Current liabilities:
Long-term debt maturing within one year	$ 13	$ 875
Current obligations under capital leases	20	28
Advance ticket sales	1,575	1,361
Accounts payable	595	599
Payables to related parties	463	461
Accrued salaries, wages and benefits	842	2,098
Fuel purchase commitments	258	187
Other accrued liabilities (Note 2(g))	1,871	1,255
	5,637	6,864

Long-term debt (Note 7)	1,298	154
Long-term obligations under capital leases	102	147

Other liabilities and deferred credits:
Deferred pension liability (Note 11)	95	2,333
Postretirement benefit liability (Note 11)	1,932	1,920
Deferred income taxes	354	330
Other	787	938
	3,168	5,521
Liabilities subject to compromise (Note 8)	35,060	16,161

Stockholder's deficit:
Common stock at par, $5.00 par value; authorized 1,000
shares; outstanding 205 shares at December 31, 2005 and
December 31, 2004	-	-
Additional capital invested	4,213	4,213
Retained deficit	(28,809)	(7,773)
Accumulated other comprehensive loss	(36)	(3,331)
Receivables from affiliates	(1,237)	(1,237)
	(25,869)	(8,128)

	$ 19,396	$ 20,719

See accompanying Notes to Consolidated Financial Statements.

United Airlines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Cash Flows
(In millions)

	Year Ended December 31
	2005	2004	2003

Cash flows provided (used) by operating activities:
Net loss before reorganization items	$ (604)	$ (1,068)	$ (1,603)
Adj to reconcile to net cash provided (used) by operating
activities -
Frequent flyer deferred revenue	329	141	136
Gain on sale of investments	-	(158)	(168)
Pension funding less than expense	143	327	607
Postretirement benefit expense	(41)	(51)	367
Depreciation and amortization	871	872	929
Undistributed (earnings) of affiliates	(4)	(5)	(2)
Decrease (increase) in receivables	145	(62)	(201)
Increase in other current assets	(83)	(16)	(162)
Increase in advance ticket sales	214	31	309
Increase (decrease) in accrued income taxes	(12)	25	202
Increase (decrease) in accounts payable	(39)	99	177
Increase (decrease) in accrued liabilities	114	(75)	(332)
Increase in accrued aircraft rent	-	23	421
Amortization of deferred gains	(81)	(92)	(99)
Other, net	98	123	425
	1,050	114	1,006
Cash flows provided (used) by reorganization activities:
Reorganization items, net	(20,432)	(611)	(1,174)
Increase in aircraft rejection liability	2,860	333	724
Impairment on lease certificates	3	-	223
Increase (decrease) in other liabilities	121	(23)	10
Increase in non-aircraft claims accrual	1,220	-	-
Pension curtailment, settlement and termination	16,079	152	-
Loss on disposition of property	10	-	36
	(139)	(149)	(181)
Cash flows provided (used) by investing activities:
Additions to property and equipment	(469)	(267)	(150)
Proceeds on disposition of property and equipment	331	21	122
Proceeds on sale of investments	-	218	150
Decrease (increase) in short-term investments	-	(4)	312
Decrease in advances/ loans with parent & subs	-	6
Increase in restricted cash	(72)	(199)	(91)
Other, net	(77)	(69)	22
	(287)	(294)	365
Cash flows provided (used) by financing activities:
Proceeds from DIP financing	310	513	252
Repayment of long-term debt	(285)	(180)	(257)
Repayment of DIP financing	(16)	(313)	(289)
Principal payments under capital leases	(94)	(244)	(270)
Aircraft lease deposits, net	-	173	216
Other, net	(21)	(42)	(80)
	(105)	(93)	(428)
Increase (decrease) in cash and cash equivalents during the year	519	(422)	762
Cash and cash equivalents at beginning of year	1,203	1,625	863
Cash and cash equivalents at end of year	$ 1,722	$ 1,203	$ 1,625

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
(Debtor and Debtor-In-Possession)
Statements of Consolidated Stockholder's Deficit
(In millions)

					Accumulated
	Receivable		Additional			Other
	from	Common	Capital	Retained	ESOP	Comp.
	Affiliates	Stock	Invested	(Deficit)	Capital	Loss	Other	Total
Balance at December 31, 2002	$ (1,237)	$ -	$ 229	$ (3,317)	$3,986	$(2,663)	$ (2)	$(3,004)
Net loss	-	-	-	(2,777)	-	-	-	(2,777)
Other comprehensive income, net:
Unrealized losses on investments, net	-	-	-	-	-	(2)	-	(2)
Unrealized gains on derivatives, net	-	-	-	-	-	7	-	7
Minimum pension liability adj.	-	-	-	-	-	(630)	-	(630)
Total comprehensive income	-	-	-	(2,777)	-	(625)	-	(3,402)
Other	-	-	(4)	-	2	(2)	2	(2)
Balance at December 31, 2003	(1,237)	-	225	(6,094)	3,988	(3,290)	-	(6,408)
Net loss	-	-	-	(1,679)	-	-	-	(1,679)
Other comprehensive income, net:
Unrealized gains on derivatives, net	-	-	-	-	-	3	-	3
Minimum pension liability adj.	-	-	-	-	-	(45)	-	(45)
Total comprehensive income	-	-	-	(1,679)	-	(42)	-	(1,721)
Other	-	-	-	-	-	1	-	1
Balance at December 31, 2004	(1,237)	-	225	(7,773)	3,988	(3,331)	-	(8,128)
Net loss	-	-	-	(21,036)	-	-	-	(21,036)
Other comprehensive income, net:
Other						(1)		(1)
Unrealized losses on derivatives, net	-	-	-	-	-	(3)	-	(3)
Minimum pension liability adj.	-	-	-	-	-	3,299	-	3,299
Total comprehensive income	-	-	-	(21,036)	-	3,295	-	(17,741)
Other	-	-	-	-	-	-	-	-
Balance at December 31, 2005	$(1,237)	$ -	$ 225	$(28,809)	$3,988	$ (36)	$ -	$(25,869)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Voluntary Reorganization Under Chapter 11

      Bankruptcy Considerations.   The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to our bankruptcy filings may be obtained at www.pd-ual.com.

        On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On October 20, 2005, the Debtors filed the Debtor's First Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code and the First Amended Disclosure Statement for Reorganizing Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Disclosure Statement"). On October 21, 2005, the Bankruptcy Court approved the Disclosure Statement.

      Commencing on October 27, 2005, the Disclosure Statement, ballots for voting to accept or reject the proposed plan of reorganization and other solicitation documents were distributed to all classes of creditors eligible to vote on the proposed plan of reorganization. On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). On the Effective Date, United implemented fresh start accounting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). See Note 16, "Pro Forma Fresh Start Balance Sheet (Unaudited)".

      The Plan of Reorganization generally provides for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new UAL equity securities to the Debtors' creditors, employees and others in satisfaction of allowed unsecured claims. The Plan of Reorganization contemplates UAL issuing up to 125 million shares (out of the one billion shares of new UAL common stock authorized under UAL's certificate of incorporation). The new UAL common stock was listed on the NASDAQ National Market and began trading under the symbol "UAUA" on February 2, 2006. The distributions of UAL common stock, subject to certain holdbacks as described in the Plan of Reorganization, will generally be made as follows:

  Approximately 115 million shares of common stock to unsecured creditors and employees,
  Up to 9.825 million shares of common stock and options (or rights to acquire shares) under the management equity incentive plan ("MEIP") approved by the Bankruptcy Court, and
  Up to 175,000 shares of common stock and options (or rights to acquire shares) under the director equity incentive plan ("DEIP") approved by the Bankruptcy Court.
        The Plan of Reorganization also provides for UAL to issue the following debt and equity securities:
  5,000,000 shares of 2% convertible preferred stock, which were issued to the Pension Benefit Guaranty Corporation ("PBGC") shortly after the Effective Date;
  Approximately $150 million in aggregate principal amount of convertible 5% notes, which were issued to holders of certain municipal bonds shortly after the Effective Date;
  Approximately $726 million in aggregate principal amount of additional convertible notes, which are issuable within the first six months after the Effective Date to employees;
  $500 million in aggregate principal amount of 6% senior unsecured notes, which were issued to the PBCG shortly after the Effective Date; and
  $500 million in aggregate principal amount of 8% senior unsecured notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC subject to the satisfaction of certain contingencies.
       On the Effective Date, the Company secured access to up to $3.0 billion in exit financing (the "Credit Facility") which consists of a $2.8 billion term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the Debtor-In-Possession credit facility (the "DIP Financing") and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the term loan.

      Until recently, the Company had an ongoing dispute with respect to a group of mostly-public financiers (the "Public Debt Group") involving 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("1997-1 EETC").  In August 2005, United provided notice to the 1997-1 EETC trustee of its intention to purchase the Tranche A certificates, which would permit it to secure long-term access to the 14 aircraft subject to that financing.  The Company previously had acquired the 1997-1 EETC Tranche B and Tranche C certificates in a market transaction as a precursor to utilizing the transaction par buyout mechanism to purchase the Tranche A certificates. However, a dispute arose between the Company and the holders of the Tranche A certificates regarding the amount necessary to pay the current certificate holders in full, and that matter was the subject of litigation.  On March 17, 2006, the Bankruptcy Court entered an order approving the Company's settlement with the Public Debt Group in connection with the 1997-1 EETC transaction. The settlement resolves all pending litigation in connection with the 1997-1 EETC transaction and aircraft and provides for a permanent mutual release of all related claims. On March 20, 2006, the Company remitted $281 million to the 1997-1 EETC trustee as final payment for the Tranche A certificates. The Company refinanced the 14 aircraft with the $350 million term loan provided under the Credit Facility.

        Significant Matters Remaining to be Resolved in Bankruptcy Court. During the course of our Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court:

  (a)  In August 2005, United entered into term sheets to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, excluding the 1997-1 EETC discussed above.  As of the Effective Date, definitive documentation was not yet complete on the restructurings contemplated by the term sheets.  With respect to the pre-1997 transactions financing 19 aircraft, we have subsequently closed transactions covering 18 of the 19 aircraft. We have reached agreement on all business terms associated with the last aircraft and we anticipate closing shortly after other technical documentation has been executed. With respect to the three post-1997 Enhanced Equipment Trust Certificate transactions, financing 80 aircraft, there is a dispute with respect to interpretation of the term sheet as to the circumstances under which the Company can repay the obligations in advance of the maturity dates.  This dispute has prevented United from closing these transactions.  All of the Public Debt Group term sheets provide that in the event the Company and the trustees did not execute definitive documentation prior to United exiting from Chapter 11 and the parties did not extend the date by which definitive documentation had to be completed, the restructured transactions would be unwound.  On January 31, 2006, the Bankruptcy Court ruled in United's favor and ordered an extension of the date by which definitive documentation must be completed to February 9, 2006 which was subsequently extended to March 24, 2006. The parties have requested an evidentiary hearing, which will take place at the end of April 2006. The parties are currently negotiating another extension of the date by which definitive documentation must be finalized. United cannot accurately predict the outcome of this litigation, and it could potentially have a material adverse impact on the Company.

  (b)  We are a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, we filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United's municipal bond obligations for facilities at Denver International Airport ("DEN"), John F. Kennedy International Airport ("JFK"), San Francisco International Airport ("SFO"), and Los Angeles International Airport ("LAX"). In each case, we sought clarification of our obligations to pay principal and interest under the applicable municipal bonds, and the protection of our rights concerning related airport lease agreements at the applicable airports. With respect to SFO, LAX and JFK, the Bankruptcy Court ruled in United's favor. With respect to DEN, the Bankruptcy Court ruled against United. The Bankruptcy Court's rulings with respect to each of the four matters were subsequently appealed to the District Court. The District Court reversed the Bankruptcy Court's rulings with respect to SFO and LAX but upheld the Bankruptcy Court's rulings with respect to JFK and DEN. All four of the District Court's rulings in turn wereappealed to the United States Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Court of Appeals reversed the District Court's ruling against the Company with respect to the SFO adversary proceeding and the SFO defendants' petition for a rehearing was denied. The defendants in the SFO matter petitioned the United States Supreme Court for a writ of certiorari on November 18, 2005, which was denied on March 6, 2006. The Court of Appeals affirmed the District Court's ruling in our favor with respect to the JFK adversary proceeding. The defendants in the JFK matter filed a petition for rehearing with the Court of Appeals in September 2005, which was denied by the Court of Appeals. The time for filing a petition for writ of certiorari in the JFK matter has expired. With respect to the DEN and LAX appeals, briefing has now been completed and the Court of Appeals heard oral argument in February 2006. The Court of Appeals, however, has not yet ruled on these matters. The outcome of the LAX and DEN appeals remains uncertain and, therefore, the ultimate treatment of these municipal bond obligations is uncertain.

  (c)  Similarly, in September 2003, we filed a complaint for declaratory judgment for all seven municipal bond issues (which represent approximately $601 million in principal) relating to our facilities at O'Hare, seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. In February 2005, the Bankruptcy Court approved an agreement ("O'Hare Settlement Agreement") resolving the disputes between United, the trustees and the bondholders. The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement. In August 2005, the Company announced that it had reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O'Hare. However, the parties were unable to finalize the terms of this settlement. The City of Chicago maintained that it could revoke United's exclusive rights to terminals in place of "preferential" rights if United did not meet the terms of the cross-default provision (the O'Hare Airport Use Agreement did not define or provide for any usage rights, other than exclusive rights). United responded that the cross-default provision was unenforceable against a debtor in bankruptcy as provided under Section 365 of the Bankruptcy Code, and thus United should retain its exclusive rights at O'Hare. On October 5, 2005, the Bankruptcy Court held a one day trial to determine certain evidentiary issues underlying a determination of whether the cross-default provision was enforceable. The parties subsequently completed post-trial briefing and the Court is set to issue a ruling on this issue at the April 2006 omnibus hearing.

  (d)  HSBC Bank Inc. ("HSBC"), as trustee for the 1997 special facility bonds related to SFO, filed a complaint against United asserting a security interest in United's lease for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest. United denies these allegations. HSBC and United are engaged in discovery and are preparing for trial at the end of April 2006.

  (e)  Despite our emergence from Chapter 11 protection, many unsecured proofs of claim remain unresolved. Since the Effective Date and in accordance with the terms of the Plan of Reorganization, United has continued to review the claims register and the Company believes that many of the filed proofs of claim are invalid, untimely, duplicative, or overstated, and therefore is in the process of objecting to such claims. Differences between claim amounts filed and our estimates of claims to be allowed are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments after the Effective Date.

  (f)  In December 2004, the Pension Benefit Guaranty Corporation (the "PBGC") filed an Involuntary Termination Proceeding ("Involuntary Termination Proceeding") against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan"), in the District Court. In January 2005, the District Court granted a motion filed by the Company and referred the Involuntary Termination Proceeding to the Bankruptcy Court. ALPA and the United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, "URPBPA") were later granted leave to intervene in the Involuntary Termination Proceeding.

  After several months, the PBGC moved for summary judgment based on the administrative record which was partially granted by the Bankruptcy Court. In addition, the Bankruptcy Court ruled that if grounds existed for termination, the termination date would be December 30, 2004. However, the Bankruptcy Court denied the PBGC's motion for summary judgment as to the propriety of terminating the Pilot Plan. Later, in September 2005, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act ("ERISA") Section 4042. On October 26, 2005, the Bankruptcy Court issued a memorandum opinion in the PBGC's favor finding that the Pilot Plan should be terminated. On October 28, 2005, the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

  The PBGC, ALPA and URPBPA filed notices of appeal and in February 2006, the District Court reversed the Bankruptcy Court's order based on a determination that the Bankruptcy Court lacked "core" jurisdiction over the Involuntary Termination Proceeding. However, the District Court did not address the substantive merits of the Bankruptcy Court's ruling. The District Court remanded the proceedings to the Bankruptcy Court so that the Bankruptcy Court could submit proposed findings and conclusions of law to be forwarded to the District Court for review, which has since happened. The District Court's determination (and that of any court considering an appeal of the District Court's order) regarding the termination of the Pilot Plan may have a material adverse effect on the Company's financial performance.

  (g)  After the PBGC commenced its Involuntary Termination Proceeding and sought a December 30, 2004 termination date, the Company suspended ALPA non-qualified pension benefits pending the setting of such a termination date. On February 18, 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending a termination in the Involuntary Termination Proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactive to December 30, 2004. Then, on October 6, 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits until entry of the Bankruptcy Court's order and accompanying memorandum opinion terminating the Pilot Plan which was appealed by the Company. On February 24, 2006, the District Court dismissed the Company's appeal of the October 6, 2005 order compelling payment of non-qualified pension benefits in light of its February 2006 decision reversing the Bankruptcy Court's Termination Order. Subsequently, on March 17, 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of non-qualified pension benefits through January 31, 2006. The Bankruptcy Court also ruled that the Company's obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company continues to review the impact of the Bankruptcy Court's latest decision.

  (h)  In January 2005, United filed a motion seeking approval of the new CBA with ALPA pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the "ALPA Order"). In February 2005, URPBPA filed its notice of appeal of the ALPA Order based principally on the allegation that United was unfairly treating the retired pilots by not distributing the same unsecured notes to the retired pilots that it was distributing to the active pilots pursuant to the ALPA agreement. In June 2005, the District Court entered an order and memorandum opinion dismissing URPBPA's appeal of the ALPA Order as interlocutory. URPBPA appealed the District Court's judgment to the Court of Appeals. The parties fully briefed the matter and the Court of Appeals heard oral argument in February 2006, though it has not yet ruled on the matter. Additionally, the Company filed with the Court of Appeals a motion to dismiss the appeal on the ground that (i) no effective relief can be granted to the appellants and/or (ii) if relief could be granted, it would be highly inequitable to do so. The Court of Appeals has not yet ruled on the Company's motion to dismiss or indicated whether it will hear further argument on the matter.

  (i)  Two parties filed notices of appeal of the order confirming the Plan of Reorganization. First, URPBPA filed its notice of appeal and its brief in support of the appeal of the confirmation order to the District Court. United filed a motion to dismiss the appeal on March 28, 2006. At a status hearing on March 29, 2006, the District Court ordered a briefing schedule that combines both the merits of the appeal with United's request to dismiss the appeal. Pursuant to that schedule, United will have until April 19, 2006 to file a brief that responds to URPBPA on the merits of the appeal and requests the District Court to dismiss the appeal. URPBPA will then have until May 3, 2006 to file a brief that replies to United's brief on the merits and responds to United's request for dismissal. Finally, United will have until May 17, 2006 to file a reply to URPBPA in support of its request for dismissal. The District Court set June 22, 2006 for the next status hearing in this matter at which time a ruling may be made. If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company. Second, Wells Fargo Bank Northwest, N.A., not individually but in its capacity as a trustee ("Wells Fargo"), filed its notice of appeal of the confirmation order to the District Court. At the initial status hearing on Wells Fargo Bank Northwest, N.A.'s appeal, United represented to the District Court that the appeal likely would be resolved in connection with the parties' agreement to settle the 1997-1 EETC litigation. As such, the District Court continued the status hearing on Wells Fargo's appeal until April 20, 2006. United expects that the parties will file a stipulation agreeing to voluntarily dismiss the appeal on or prior to March 31, 2006 and in any event prior to the April 20, 2006 status hearing.

        Claims Resolution Process.  As permitted under the bankruptcy process, our creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, we identified many claims which were disallowed by the Bankruptcy Court for a number of reasons, such as claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the bankruptcy, we filed omnibus objections to many of these claims and will continue to file additional objections. Once we determine an unsecured claim to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of equity as noted above.

        The Bankruptcy Court confirmed and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions in accordance with the terms of the Plan of Reorganization. Since February 2, 2006, the first distribution date established in the Plan of Reorganization, approximately 93 million shares of the 115 million shares authorized by the Plan of Reorganization with respect to such claims have been distributed to unsecured creditors. Due to the significant volume of claims filed to date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims under the Plan of Reorganization. The Plan of Reorganization stated a range for total unsecured claims of $22-$35 billion. The Company has more recently estimated, however, that the probable range of unsecured claims to be allowed by the Bankruptcy Court will be $28-$31 billion. Differences between claim amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments.

        Financial Statement Presentation.  We have prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

        SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. As of December 31, 2005, 2004 and 2003, we had recognized the following reorganization expenses in our financial statements:

(In millions)	Year Ended December 31
	2005	2004	2003
Pension-related charges	$ 8,925	$ 152	$ -
Employee-related charges	6,529	13	94
Aircraft claim charges	2,967	341	720
Municipal bond charges	688	-	-
Contract rejection charges	523	-	-
Retiree-related charges	652	-	-
Professional fees	230	160	142
Impairment on lease certificates	3	-	223
Aircraft refinance adjustments	(60)	-	-
Other	(25)	(55)	(5)
	$ 20,432	$ 611	$1,174

        The Company determined in late 2004 that it would be necessary to terminate and replace all of its domestic defined benefit pension plans. To this end, in April 2005, United and the PBGC entered into a global settlement agreement which provides for the settlement and compromise of various disputes and controversies with respect to four defined benefit pension plans of United, including the Pilot Plan, the United Airlines Flight Attendant Defined Benefit Plan (the "Flight Attendant Plan"), the United Airlines, Inc. Ground Employees' Retirement Plan (the "Ground Plan") and the United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan (the "MAPC Plan") (collectively, the "Pension Plans"). In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors.

        Upon termination and settlement of the Pension Plans, the Company recognized non-cash curtailment charges of $640 million and $152 million in 2005 and 2004, respectively, and net settlement losses of approximately $1.1 billion in 2005 in accordance with SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88"). Further, the Company recognized a non-cash charge of $7.2 billion related to a final settlement with the PBGC as a result of the termination of the defined benefit pension plans.

        Under the global settlement agreement, the Company provided in its confirmed Plan of Reorganization for the distribution of the following consideration to the PBGC:

  $500 million in principal amount of 6% senior unsecured notes to be issued to the PBGC no later than the Effective Date; maturing 25 years from issuance date; with interest payable in kind (notes or common stock) through 2011 (and thereafter in cash) in semi-annual installments; and being callable at any time at 100% of par value.
  5,000,000 shares of 2% convertible preferred stock to be issued to the PBGC no later than the Effective Date, at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the reorganized Company at a conversion price equal to 125% of the average closing price of the common stock during the first 60 trading days following exit from bankruptcy; with dividends payable in kind semi-annually; the preferred stock will rank pari passu with all current and future UAL or United preferred stock; and will be redeemable at any time at $100 par value at the option of the issuer; and will be non-transferable until two years after the issuance date.
  $500 million in principal amount of 8% senior unsecured notes contingently issuable to the PBGC in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date), no later than 45 days following the end of any fiscal year starting with the fiscal year 2009 and ending with the fiscal year 2017 in which there is an issuance trigger date. An issuance trigger date occurs when, among other things, the Company's EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. However, if the issuance of a tranche would cause a default under any other securities then existing, the Company may satisfy its obligations with respect to such tranche by issuing common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; and will be callable at any time at 100% of par value.
        The PBGC assumed responsibility for the Ground Plan effective May 23, 2005, the Flight Attendant and the MAPC Plans effective June 30, 2005 and the Pilot Plan effective October 26, 2005, and the Company has no further duties or rights with respect to the Pension Plans, subject to the outcome of the matters being considered by the District Court as more fully described above under "Significant Matters to be Resolved in Bankruptcy Court." On March 17, 2006, the Bankruptcy Court ruled that the Company's obligations regarding non-qualified benefits that were earned under the Pilot Plan ceased January 31, 2006 (representing approximately $72 million of payments annually).

        The Company provided the PBGC with a single pre-petition general unsecured claim arising from the termination of the Pension Plans. The Company and the PBGC entered into a global settlement agreement, which, among other things, provided that the PBGC would assign 45% of its claim to certain other creditors. In accordance with the global settlement agreement, a portion of the shares of common stock issued in satisfaction of this assigned 45% unsecured claim were sold in ordinary trading transactions over the NASDAQ National Market, and the proceeds were distributed to satisfy certain obligations.

        In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan of Reorganization to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $7.4 billion. As of December 31, 2005, the Company recorded a non-cash reorganization charge of $6.5 billion for the deemed claim amount for all union-represented employees. The remaining $0.9 billion associated with non-represented salaried and management employees was recorded as a reorganization charge in January 2006, upon confirmation of the Plan of Reorganization.

        Aircraft claim charges include the Company's estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

        As we restructured aircraft financings as permitted by Section 1110 of the Bankruptcy Code, our policy was to reflect the revised lease rates in aircraft rent once we had signed definitive term sheets for the financings and they had been approved by the Bankruptcy Court.

        Municipal bond obligations include the Company's best estimate of unsecured claims incurred as a result of certain restructured municipal bond obligations, together with certain claims expected to result from the rejection and litigation of other municipal bond obligations. The ultimate disposition of several bond obligations remains subject to the uncertain outcome of pending litigation, and therefore the claims amounts recorded for those obligations remain subject to change. In recognition of this and other claims contingencies which remain unresolved as of the Effective Date, the Company has withheld a portion of the equity distribution to unsecured creditors and other claimants. See "Claims Resolution Process" and "Significant Matters Remaining to be Resolved in Bankruptcy Court" above for further details.

        Contract rejection charges are non-cash costs that include our estimate of unsecured claims resulting from the Company's rejection of certain contract obligations such as executory contracts, unexpired leases, and regional carrier contracts. A portion of these claim amounts remain subject to future adjustment arising from negotiated settlements, actions of the Bankruptcy Court, the determination as to the value of any collateral securing claims, proofs of claim or other events. See "Claims Resolution Process" above for further details.

        In 2004, the Company reached agreement with representatives of our retirees to modify medical and life insurance benefits for individuals who had retired from United prior to July of 2003, as provided under Section 1114 of the Bankruptcy Code ("retiree welfare benefit claims"). As a result, the Company proposed, as part of the approved Plan of Reorganization, a general unsecured claim for these changes to retiree benefits for each of the eligible individuals. The aggregate amount of retiree welfare benefit claims allowed by the Bankruptcy Court pursuant to these agreements and the Company's confirmed Plan of Reorganization was approximately $652 million.

        During 2005, in accordance with the term sheets reached with the Public Debt Group, the Company agreed to treat certain 2000-1 EETC certificates that were held by a related party as canceled for all economic and other purposes. In addition, the Company determined that certain 1997-1 EETC Tranche D certificates were impaired. Accordingly, the Company recorded a non-cash charge in the amount of $3 million for principal and interest on such canceled and impaired certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $60 million to reflect other revised terms of these financings.

        During 2003, we renegotiated certain off-balance sheet leases subject to Section 1110 of the Bankruptcy Code. Under the terms of the revised leases, we surrendered our investment in the junior portion of the original lease debt to the original equity participant. As a result, our investment in the corresponding lease certificates was reduced to zero, resulting in a $223 million non-cash charge to reorganization expense.

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

        In addition, as a result of the Chapter 11 filing, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. The implementation of the Plan of Reorganization and the adoption of fresh start accounting on February 1, 2006 will materially change the amounts and classifications of certain assets and liabilities, as compared to amounts and classifications shown in the historical consolidated financial statements. For further details on fresh start accounting, see Note 16, "Pro Forma Fresh Start Balance Sheet (Unaudited)".

        DIP Financing. In connection with the Chapter 11 filings, the Company arranged DIP Financing. On July 15, 2005, the Bankruptcy Court approved an amendment to our agreement with the DIP Financing lenders to increase the term loan from $800 million to $1.1 billion which, when combined with a $200 million revolving credit and letter of credit facility, provided for a total facility of $1.3 billion (subject to a $100 million reserve for collateral maintenance and liquidation expenses). The amendment also (i) extended the maturity date and the effectiveness of financial covenants to December 30, 2005; (ii) gave the Company the option to further extend the maturity date until March 31, 2006 if certain conditions were satisfied; (iii) reduced the interest rate to the prime rate plus 3.25% or LIBOR plus 4.25%; (iv) required the Company to maintain a minimum unrestricted cash balance of at least $750 million; (v) waived certain events of default related to certain technical matters; and (vi) provided for a new capital expenditure basket for certain aircraft purchases, including a cash sublimit, which required financing for the balance of the aggregate purchase price of such aircraft.

        On August 18, 2005 the Bankruptcy Court approved a further amendment with the DIP Financing lenders to provide for, among other things, a waiver of any event of default as a result of the Company acquiring the Tranche A, Tranche B and Tranche C certificates under the Series 1997-1 EETC financing covering 14 of our aircraft. The amendment further provided for a new term loan of up to $350 million (which would mature at the same time as the remainder of the DIP Financing) to be used to refinance a majority of the purchase price of those certificates, available to be drawn through March 31, 2006, subject to satisfaction of certain conditions. As a result of a dispute between United and the holders of the Tranche A certificates regarding the purchase price thereof, this matter was the subject of continuing litigation and the Company was unable to satisfy the conditions of the DIP agreement permitting the Company to draw on the new term loan of $350 million. However, during the first quarter of 2006, the Company was able to reach an agreement with the Tranche A certificate holders. For further information regarding the resolved litigation with respect to the 1997-1 EETCs, see "Bankruptcy Considerations."

        The terms of the DIP Financing included covenants with respect to ongoing monthly financial requirements, including thresholds for minimum EBITDAR, limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would have constituted an event of default under the DIP Financing and allowed the lenders to accelerate the loan. The Company complied with the EBITDAR covenant in the fourth quarter of 2005 and in the first quarter of 2006, up to the repayment of the DIP Facility with proceeds from the Credit Facility on the Effective Date.

        Borrowing availability was determined by a formula based on a percentage of the value of eligible assets. The eligible assets consisted of certain previously unencumbered aircraft, spare engines, spare parts inventory, certain flight simulators, quick engine change kits and certain route authorities. The DIP Financing was guaranteed by UAL and all other filing subsidiaries, including United and was secured by first priority liens on all unencumbered present and future assets and by junior liens on all other assets, other than certain specified assets, including assets which are subject to financing agreements that are entitled to the benefits of Section 1110, and to the extent such financing agreements prohibited such junior liens.

        As of December 31, 2005, we had outstanding borrowings of $1.2 billion at an interest rate of 8.6%. In addition, letters of credit were issued under the DIP Financing in an aggregate amount of $39 million. The DIP financing was repaid in full on the Effective Date, February 1, 2006.

(2) Summary of Significant Accounting Policies

        (a) Basis of Presentation - United is a wholly owned subsidiary of UAL. The consolidated financial statements include the accounts of United and all of our majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

         In the Condensed Statements of Consolidated Cash Flows, the classification of financing costs primarily associated with our DIP Financing has been changed from an investing activity to a financing activity included in "Other, net". For 2004 and 2003, this change resulted in a $26 million and $68 million decrease, respectively, to financing cash flows and a corresponding increase to investing cash flows from amounts previously reported.

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

        At December 31, 2005, the Company had $77 million of investments in debt securities that were classified as available-for-sale as compared to $10 million at December 31, 2004. In 2005, United purchased the Tranche B and Tranche C certificates under the Series 1997-1 EETC. In addition, the Company had investments in debt securities of $1.6 billion and $1.1 billion, at December 31, 2005 and 2004, respectively that were classified as held-to-maturity. Investments in debt securities classified as available-for-sale are stated at fair value, which does not differ significantly from their cost basis, based on the quoted market prices for the securities and other available evidence. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

        The Company had $643 million and $856 million classified as short-term restricted cash at December 31, 2005 and 2004, respectively, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Company had long-term restricted cash of $285 million at December 31, 2005.

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

        Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 25 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 3 to 15 years.

        Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 9 to 18 years for aircraft and 29 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

        Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power by the hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

        (g) Mileage Plus Awards - United's Mileage Plus frequent flyer program awards mileage credits to passengers who fly on United, Ted, United Express, the Star Alliance carriers and certain other airlines that participate in the program. Additionally, United sells mileage credits to participating airline partners in the Mileage Plus program and ULS sells mileage credits to non-airline business partners. In either case, the outstanding miles may be redeemed for travel on any airline that participates in the program.

        When a travel award level is attained by a Mileage Plus member, we record a liability for the estimated cost of such awards. Our cost includes an estimated incremental cost to United for future travel redeemed on United, or the contractually determined amount per award for travel redeemed on other participating airline partners.

        Members may not reach the threshold necessary for a free ticket award and outstanding miles may not always be redeemed for free travel. Therefore, based on historical data and other information, we estimate how many miles will never be used for an award and exclude those miles from our estimate of the Company's liability. We also estimate the average number of miles that will be used per award, which can vary depending upon member choices from alternatives.

        For miles earned by members through non-airline business partners, a portion of revenue from the sale of mileage is deferred over a specified period based upon expected award usage and recognized when the transportation is provided.

        At December 31, 2005, the Company had recorded a liability and deferred revenue for its frequent flyer program totaling $1.6 billion (consisting of $679 million for prepaid miles and $923 million related to award travel).

        (h) Deferred Gains - Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as a reduction of aircraft rent expense.

        (i) United Express -United has capacity and prorate agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of which we also refer to as "mainline" operations, to distinguish them from United Express regional operations.)

        We pay United Express regional carriers operating under capacity agreements on a fee-per-departure basis. Historically, we have classified the revenues derived from United Express flights in passenger revenues, after subtracting the associated operating expenses incurred to operate United Express flights, including the fee-per-departure, fuel, ground handing and other expense items.

        United Express operating expenses include both allocated as well as direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as commissions, booking fees, fuel expenses and dedicated staffing. Allocated costs represent United Express' portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, we estimate United Express' portion of total expense and allocate the applicable portion of expense to the United Express carrier.

        Additionally, contractual payments made to United Express regional carriers include payments for aircraft operated by them as part of the United Express agreements. United has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express-operated aircraft are included in our lease obligations as described in Note 9, "Lease Obligations."

        United has call options on 142 regional jet aircraft currently being operated by certain United Express carriers. These options are intended to allow United to secure control over regional jets used for United Express flying in certain circumstances. The conditions under which United can exercise these call options vary by contract, but include operational performance metrics and in some cases the financial standing of one or both of the parties. At this time, none of the call options are exercisable.

        (j) Advertising - Advertising costs, which are included in other operating expenses, are expensed as incurred. In addition to conventional advertising costs, adjustments related to changes in the Mileage Plus award liability are recorded as advertising expense. Advertising expense was $195 million, $247 million and $187 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        (k) Intangibles - Intangibles consist primarily of route acquisition costs and intangible pension assets (see Note 11, "Retirement and Postretirement Plans").

        SFAS No. 142, "Goodwill and Other Intangible Assets" requires companies to test intangibles for impairment on an annual basis or on an interim basis when a triggering event occurs. At December 31, 2005, we performed an evaluation of our intangibles and determined that their fair value remained in excess of the book value.

        The following information relates to our intangibles at December 31, 2005 and 2004:

(In millions)	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport Slots and Gates	$ 32	$ 19	$ 38	$ 23
Other	36	23	39	20
	$ 68	$ 42	$ 77	$ 43

Unamortized intangible assets
Route Authorities	$ 344		$ 344
Goodwill	2		2
	$ 346		$ 346

        Gates are amortized on a straight-line basis over the life of the related leases. Other intangibles are amortized over periods of 1 to 13 years. Total amortization expense recognized was $5 million in 2005, $6 million in 2004 and $5 million in 2003. We would expect to record amortization expense of $5 million in 2006, $4 million in each of 2007, 2008 and 2009 and $1 million in 2010, with respect to amortized intangible assets recorded as of December 31, 2005. However, the adoption of fresh start accounting on the Effective Date is expected to materially change recorded amounts for intangible assets and amortization expense to be recognized thereon. See Note 20, "Pro Forma Fresh Start Balance Sheet (Unaudited)".

        During 2005, we removed the book value of certain airport gates that were fully-amortized in accordance with Company policy. This lowered our gross carrying amount and accumulated amortization by approximately $6 million. In addition, the Company reclassified $3 million of other intangibles.

        During 2004, we removed the book value on certain airport slots that were fully-amortized in accordance with Company policy. This lowered our gross carrying amount and accumulated amortization by approximately $145 million.

        Route authorities are rights granted by governments to operate flights to and from a particular country. These authorities are very specific and limited, fixed in nature and are rarely available in the marketplace. Accordingly, route authorities are highly valued and sought-after assets by all airlines. We believe the market value of these assets continues to be in excess of recorded book value.

        Gates, like routes, are often highly valued assets that do not frequently come into the marketplace. We believe that their market value continues to be in excess of recorded book value.

        (l) Measurement of Impairments - We recognize an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

        (m) Stock Option Accounting -At December 31, 2005, we had certain stock-based employee compensation plans, as described in Note 10, "Related Party Transactions". We account for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. No stock-based employee compensation cost for stock options is reflected in our financial statements as provided under APB 25, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Under the Company's confirmed Plan of Reorganization, these stock options were canceled upon the Effective Date.

        If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," we would have reported our net loss as the pro forma amounts indicated below:

(In millions)	Year Ended December 31
	2005	2004	2003
Net loss, as reported	$(21,036)	$(1,679)	$(2,777)
Less: Total compensation expense determined under
fair value method	(4)	(10)	(14)
Net loss, pro forma	$(21,040)	$(1,689)	$(2,791)

       (n) New Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") which establishes accounting standards for transactions in which an entity obtains employee services in exchange for stock options or share-based payments. SFAS 123R requires that the compensation cost (as measured by the fair value of the equity or liability instruments issued) relating to share-based payment transactions be recognized in financial statements. This statement replaces SFAS No. 123, and supersedes APB 25. Currently we account for stock options under APB 25 as permitted by SFAS 123. SFAS 123R is effective for the Company in the first quarter of 2006. The Company will recognize compensation expense for employee participation in stock-based compensation plans for the portion of outstanding awards for which the employee service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS 123R.

        The Bankruptcy Court approved the MEIP and DEIP plans in January 2006, which will be accounted for after the Effective Date under the provisions of SFAS 123R. The Company distributed stock awards under the DEIP and MEIP plans in February 2006. The Company estimates the compensation expense of the MEIP and DEIP programs to be $67 million for the first quarter of 2006, and $163 million for the calendar year 2006. This is made up of stock grants, restricted stock, and stock options. Stock grants and restricted stock awards under these plans are estimated at approximately $38 million in the first quarter of 2006, and $90 million for calendar year 2006. The Company has also estimated (using a Black-Scholes fair value option pricing model) that it will recognize compensation for stock options awarded under these plans of approximately $29 million in the first quarter of 2006, and $73 million for the calendar year 2006. The Company continues to evaluate various option pricing models to determine the fair value of its options, including the potential use of lattice or binomial models. Therefore, the Company's actual compensation expense for stock options may be different from the estimates provided.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143" ("FIN47"). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN47 is effective no later than the end of the fiscal year ending December 31, 2005. The Company has determined that the impact on its financial statements is immaterial.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement, which replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", requires that a voluntary change in accounting principle be applied retroactively to all prior period financial statements presented, unless it is impractical to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that corrections of errors in previously issued financial statements should be termed a "restatement". SFAS 154 is effective for fiscal years beginning after December 15, 2005. We do not currently anticipate a material impact from the adoption of SFAS 154 on our financial statements.

        In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if they have effective dates within one year of the date of adoption of fresh start accounting. The Company adopted fresh start accounting on February 1, 2006.

      (o) Tax Contingencies - We have recorded reserves for taxes and associated interest in accordance with SFAS No. 5, "Accounting for Contingencies", that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. Our tax contingency reserves are reviewed periodically and are adjusted as events occur that affect our estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting our estimates of tax liabilities, or the rendering of court decisions affecting our estimates of tax liabilities.

(3) Special Items

2005 -

        Aircraft Impairment. During the second quarter of 2005, we recognized a charge of $5 million for aircraft impairments related to the planned accelerated retirement of certain aircraft then operated by Air Wisconsin Airlines Corporation ("AWAC").

2004 -

        Air Canada.  During the third quarter of 2004, Air Canada successfully emerged from bankruptcy protection under the Companies' Creditors Arrangement Act ("CCAA") of the Canada Business Corporation Act. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our interest in our pre-petition claim to a third-party and recorded a non-operating gain of $18 million during the third quarter of 2004.

        Aircraft Write-down. During the first quarter of 2004, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

2003 -

        Aircraft Impairment.  As a result of our review of our operating fleet as part of our overall restructuring, we decided to accelerate the retirement of our B767-200 aircraft from 2008 to 2005. Therefore, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we reviewed the B767-200 fleet for impairment and adjusted the carrying value of these aircraft to their fair market values, as estimated using third-party appraisals. An impairment charge of $26 million was recorded in the third quarter of 2003.

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

(4) Comprehensive Loss

        The Company includes in other comprehensive loss changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the period ended December 31, 2005, 2004 and 2003, total comprehensive loss amounted to $17.7 billion, $1.7 billion and $3.4 billion, respectively. Total comprehensive loss for 2005 included a $3.3 billion net adjustment relating to the termination of various pension plans, as discussed in Note 11 "Retirement and Postretirement Plans".

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

        In 2005, United and its subsidiaries incurred both a regular and an alternative minimum tax ("AMT") loss. The primary differences between our regular tax loss and AMT loss are certain depreciation adjustments and preferences.

        In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. During 2005, 2004 and 2003, we recorded a valuation allowance against our deferred tax assets.

        The significant components of the deferred income tax provision (credit) are as follows:

(In millions)	2005	2004	2003
Deferred tax provision (exclusive of the
other components listed below)	$ (7,779)	$ (720)	$ (996)
Increase in the valuation allowance
for deferred tax assets	7,779	629	996
	$ -	$ (91)	$ -

       The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

(In millions)	2005	2004	2003
Income tax provision at statutory rate	$(7,363)	$ (588)	$(972)
State income taxes, net of federal income
tax benefit	(413)	(28)	(48)
Nondeductible employee meals	11	9	10
Medicare Part D Subsidy	(17)	-	-
Valuation allowance	7,779	629	996
Other, net	3	(22)	14
	$ -	$ -	$ -

        Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities for 2005 and 2004 are as follows:

(In millions)	2005		2004
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 5,470	$ 28	$ 2,030	$ 30
Depreciation, capitalized interest
and transfers of tax benefits	-	3,445	-	3,544
Federal and state net operating loss
carryforwards	2,688	-	2,370	-
Mileage Plus deferred revenue	50	-	148	-
Gains on sale and leasebacks	69	-	115	-
Rent expense	525	-	706	-
AMT credit carryforwards	294	-	294	-
Restructuring charges	4,457	-	403	-
Sale of affiliates	-	-	356	-
Other	1,535	1,489	1,036	1,354
Less: Valuation allowance	(10,494)	-	(2,743)	-
	$ 4,594	$ 4,962	$ 4,715	$ 4,928

        At December 31, 2005, UAL and its subsidiaries had $294 million of federal AMT credits, $2.5 billion of federal tax benefits and $0.2 billion of state tax benefits, resulting from $7.0 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. If not utilized, the federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023, $0.4 billion expire in 2024, $0.5 billion expire in 2025 and $0.2 billion expire in 2026. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

        We have determined that it is more likely than not that our net deferred tax asset at December 31, 2005, will be realized through the reversals of existing deferred tax credits.

(6) Investments

        On November 5, 2003, IAC/InterActive Corp acquired all of the outstanding common stock of Hotwire, a leading discount travel website, for cash and the assumption of outstanding options and warrants. We owned approximately 14% of Hotwire, through a combination of stocks and warrants. As a result, we tendered all of our shares in Hotwire, including options and warrants, for $85 million in cash, resulting in a gain of $81 million.

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

(7) Liabilities Subject to Compromise

        Liabilities subject to compromise refers to both secured and unsecured obligations which will be accounted for under our confirmed Plan of Reorganization, including claims incurred prior to the Petition Date. They represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. To date, such adjustments, as reflected in reorganization expense, have been material and we anticipate that future adjustments will be material as well.

        Differences between liability amounts we have estimated and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how these liabilities will ultimately be treated will not be known until the claims resolution process is complete.

         At December 31, we had liabilities subject to compromise consisting of the following:

(In millions)	2005	2004
Long-term debt, including accrued interest	$ 6,528	$ 6,720
Aircraft-related accruals and deferred gains	6,031	3,438
Benefit accruals	18,007	2,478
Capital lease obligations, including accrued interest	1,631	1,779
Municipal bond obligations and claims	1,344	690
Accounts payable	260	295
Early termination fees	162	162
Intercompany accounts payable and loans	214	266
Other	883	333
	$35,060	$16,161

(8) Long-Term Debt

       As of December 31, 2005, long-term debt consisted of the DIP Financing and debt associated with certain aircraft operated by Air Canada ("Air Canada debt"). For details on the DIP Financing, see Note 1, "Voluntary Reorganization Under Chapter 11 - DIP Financing". As of December 31, 2005, we had outstanding debt of $154 million associated with an operating lease for aircraft operated by Air Canada. The debt has a fixed interest rate of 7.15% and is scheduled to mature at various times through January 2016.

        All of our pre-petition debt is in default due to the Chapter 11 filing. In general, we were not permitted to make payments on pre-petition debt while in Chapter 11; however, to the extent we had reached agreements with certain financiers on specific aircraft governed by Section 1110 of the Bankruptcy Code, we continued to make payments on the secured notes financing the aircraft with the approval of the Bankruptcy Court. In addition, we had rejected certain aircraft that were originally financed under secured notes and had reclassified to liabilities subject to compromise $651 million in principal amount of these notes.

        At December 31, 2005, we had recorded $434 million in municipal bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. These municipal bonds were rejected and/or settled as part of the bankruptcy process and currently are recorded in liabilities subject to compromise. For further details, see Note 1 "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations".

        Our pre-petition debt, which is included in liabilities subject to compromise, consisted of the following:

	December 31
(In millions)	2005	2004
Secured notes, 3.72% to 9.52%, averaging
6.67%, due through 2014	$5,756	$ 6,019
Debentures, 9.00% to 11.21%, averaging
9.89%, due through 2021	646	646
Municipal bonds, 5.63% to 6.38%,
averaging 5.90%, due through 2035	434	493
	$ 6,836	$ 7,158

           As of December 31, 2005, as a result of reaching agreements for specific aircraft under Section 1110, which have been confirmed in our Plan of Reorganization, we currently anticipate making the following principal payments under long-term debt agreements (including Air Canada debt and DIP Financing) in each of the next five calendar years: 2006 - $1.5 billion; 2007 - $453 million; 2008 - $592 million; 2009 - $649 million and 2010 - $828 million.

        Various assets, principally aircraft, having an aggregate book value of $9 billion at December 31, 2005, were pledged as security under various loan agreements.

         The carrying amount of our borrowings under the DIP Financing approximates fair value. The fair value of our debt included in liabilities subject to compromise is estimated at approximately $7.0 billion at December 31, 2005.

        On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. ("JPMCB") and Citicorp USA, Inc. ("CITI"), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provides for a total commitment of up to $3.0 billion, comprised of two separate tranches: (i) Tranche A consisting of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors, and (ii) Tranche B consisting of a term loan commitment of up to $2.45 billion available at the time of closing and additional term loan commitments of up to $350 million available upon, among other things, United's acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United's 1997-1 EETC financing. The Credit Facility matures on February 1, 2012.

        Borrowings under the Credit Facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest is payable on the last day of the applicable interest period but in no event less than quarterly. The Company has since entered into an interest rate swap whereby it fixed the rate of interest of 5.14% plus a fixed credit margin. For further details, see Note 17, "Financial Instruments and Risk Management". At any time prior to February 1, 2007, United may use the proceeds from any lower-cost refinancing to redeem some or all of the term loans at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

        The obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of the direct and indirect domestic subsidiaries of the Company (other than United) (the "Guarantors"), and are secured by a security interest in substantially all of the tangible and intangible assets of the Guarantors. The obligations under the Credit Facility are also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of the Company and United, except that a pledge of any first-tier foreign subsidiary is limited to 65% of the stock of such subsidiary and such foreign subsidiaries are not required to pledge the stock of their subsidiaries.

        The Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United's direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Credit Facility also requires compliance with several financial covenants, including (i) a minimum ratio of EBITDAR to the sum of cash, interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $1.2 billion, to be reduced to $1.0 billion after December 31, 2006 assuming United is in compliance with the ratio calculated under (i) above, and (iii) the market value of the collateral must be greater than 150% of the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under any letters of credit, and (d) the termination value of certain interest rate protection and hedging agreements with the exit lenders and their affiliates. The Credit Facility received a rating of B+ from Standard & Poor's and B1 from Moody's Investment Services.

        United used $2.65 billion of the borrowings under the Credit Facility at the Effective Date to finance working capital needs and for other general corporate purposes, including repayment of the borrowings outstanding under the DIP Financing. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the term loan. We expect to be in compliance with these covenants, but there are no assurances we will be able to do so. Failure to comply with our Credit Facility covenants could result in a default under the Credit Facility unless we obtain a waiver of, or otherwise mitigate, the default. Additionally, the Credit Facility contains a cross-default provision with respect to defaults on our other credit arrangements that exceed $40 million. A default could result in a termination of the Credit Facility and a requirement to accelerate repayment of all outstanding borrowings.

        As a result of the replacement of the DIP Financing with the Credit Facility, as of February 1, 2006, we anticipate making the following principal payments under long-term debt agreements in each of the next five calendar years: 2006 - $376 million; 2007 - $481 million; 2008 - $620 million; 2009 - $677 million and 2010 - $856 million.

(9) Lease Obligations

        United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.

        At December 31, 2005, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2006	$ 782	$ 489	$ 177
2007	785	459	246
2008	761	445	314
2009	725	435	209
2010	696	422	433
After 2010	2,691	3,432	637
Total minimum lease payments	$ 6,440	$ 5,682	$ 2,016
Imputed interest (at rates of 1.5% to 10.0%)			(263)
Present value of minimum lease payments			1,753
Current portion			(20)
Long-term obligations under capital leases			$(1,733)

  As of December 31, 2005, we leased 230 mainline aircraft, 57 of which were under capital leases. These leases have initial terms of 10 to 26 years, and expiration dates ranging from 2006 through 2024. Under the terms of all leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the above amounts include lease payments related to our United Express contracts for 37 aircraft under capital leases and 237 aircraft under operating leases as described in Note 2(i), "Summary of Significant Accounting Policies - United Express."

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

        In connection with the financing of certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at December 31, 2005 an aggregate 391 million euros ($461 million) and $16 million, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the accompanying Statements of Consolidated Financial Position.

        Amounts charged to rent expense, net of minor amounts of sublease rentals, were $1.0 billion in 2005, $1.1 billion in 2004 and $1.2 billion in 2003.

        In the first quarter of 2004, we adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") and FIN 46R which requires disclosure of certain information about VIEs that are consolidated and certain other information about VIEs that are not consolidated.

        We have various financing arrangements for aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria for variable interest entities; however, we are not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. These financing arrangements include 76 aircraft operating leases that contain a fair market value purchase option. These leases became effective upon the confirmation of the Plan of Reorganization.

        The Company has 97 additionaloperating leases, for which all but 26 have a fixed price or fair market value purchase option. United does not guarantee the residual value of these aircraft.

(10) Related Party Transactions

        In 2005, the Bankruptcy Court approved a corporate restructuring that (a) moved Ameniti Travel Clubs, Inc. (formerly known as Confetti, Inc.) as a subsidiary of ULS to a subsidiary of MyPoints; (b) moved MyPoints as a subsidiary of ULS to a subsidiary of UAL; (c) moved ULS as a subsidiary of UAL to a subsidiary of United; and (d) converted ULS from a corporation to a limited liability company. This change in ownership was accounted for as a restructuring of entities under common control and all assets and liabilities transferred have been stated at net book values and all prior periods presented have been reclassified. This restructuring was completed on March 21, 2005 and resulted in decreased net losses of $323 million and $308 million for 2004 and 2003, respectively. As of December 31, 2004, current assets increased by $1.0 billion largely due to ULS' cash and short-term investments of $742 million and current liabilities increased by $452 million primarily related to deferred revenue associated with the sale of frequent flyer miles to non-air Mileage Plus partners. In addition, a change in classification of certain operating revenues that are associated with our Mileage Plus program as follows:

Increase/(decrease)
	2004	2003
(In millions)
Operating revenues:
Passenger - United Airlines	$ 59	$ 47
Passenger - Regional affiliates	4	-
Other	(63)	(47)
Total operating revenues	$ -	$ -

        Air Wis Services, Inc., a wholly owned subsidiary of UAL, owns Air Wisconsin, Inc. At December 31, 2005 and 2004, United had outstanding loans to Air Wisconsin, Inc. in the amount of $114 million and $108 million, respectively. As a result of the bankruptcy filing, these loans are classified as liabilities subject to compromise. Air Wisconsin, Inc. and Air Wis Services, Inc. have no relationship to Air Wisconsin Airlines Corporation, which is an independent regional carrier.

        As of result of the bankruptcy filing, we reclassified all intercompany accounts receivable to equity and all intercompany accounts payable to liabilities subject to compromise.

        Certain officers and key employees of United participate in UAL stock award plans. We have also awarded shares of restricted stock to officers and key employees. These shares generally vest over a five-year period and are subject to certain transfer restrictions and forfeiture under certain circumstances prior to vesting. Unearned compensation, representing the fair market value of the stock at the measurement date for the award, is amortized to salaries and related costs over the vesting period. As of December 31, 2004, all restricted shares were fully vested. Under the Company's confirmed Plan of Reorganization, these stock options were canceled upon the Effective Date.

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

(11) Retirement and Postretirement Plans

        Historically, the Company has maintained various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which have covered substantially all employees. We also have provided certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

        In connection with the Company's restructuring in bankruptcy, the defined benefit plans for our U.S. employees were terminated and replaced with certain defined contribution plans, subject to the outcome of the matters being considered by the District Court as is more fully described in Note 1, "Voluntary Reorganization Under Chapter 11- Significant Matters Remaining to be Resolved in Bankruptcy Court". The Company has maintained unchanged other defined benefit and defined contribution plans for certain of its non-U.S. employees. During bankruptcy, we also restructured certain postretirement benefit obligations under Section 1114 of the Bankruptcy Code. For further information, see Note 1, "Voluntary Reorganization Under Chapter".

        On December 30, 2004, the PBGC filed a complaint against the Company in the District Court to seek the involuntary termination of the Pilot Plan, with benefit accruals terminated effective December 30, 2004. The Company recorded a $152 million curtailment charge in the fourth quarter of 2004 relating to the PBGC's involuntary termination action and reclassified the associated pension obligations of $2.5 billion to liabilities subject to compromise.

        In April 2005, United and the PBGC entered into a global settlement agreement which provided for the settlement and compromise of various disputes and controversies with respect to the Pension Plans. In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors.

        The PBGC assumed responsibility for the assets for the Ground Plan effective May 23, 2005 (with a termination date of March 11, 2005), the Flight Attendant and the MAPC Plans effective June 30, 2005 and the Pilot Plan effective October 26, 2005, and the Company has no further duties or rights with respect to these Pension Plans, subject to the outcome of the matters being considered by the District Court as is more fully described in Note 1, "Voluntary Reorganization Under Chapter 11 - Significant Matters Remaining to be Resolved in Bankruptcy Court". On March 17, 2006, the Bankruptcy Court ruled that the Company's obligations regarding non-qualified benefits that were earned under the Pilot Plan ceased January 31, 2006 (representing approximately $72 million of payments annually). In 2005, the Company recorded an additional $640 million in curtailment charges related to these Pension Plans and reclassified an additional $1.9 billion of pension obligations to liabilities subject to compromise. The Company also recorded approximately $7.2 billion of PBGC allowable claims in liabilities subject to compromise in accordance with the confirmed Plan of Reorganization. In addition, the Company recognized net settlement losses of approximately $1.1 billion in 2005 in accordance with SFAS 88.

        On May 19, 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2") which superseded FASB Staff Position No. 106-1 ("FSP 106-1") and provided specific guidance on accounting for the federal subsidy provided to sponsors of certain retiree health care benefit plans. The issuance of FSP 106-2 did not significantly change our accounting for the federal subsidy, which reduced the accumulated postretirement benefit obligation by approximately $280 million when we adopted FSP 106-1 in late 2003. The expected federal subsidy decreased our postretirement cost in 2005 and 2004 by approximately $47 million and $37 million, respectively.

        The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the defined benefit and other postretirement plans as of December 31 (utilizing a measurement date of December 31):

(In millions)
Change in Benefit Obligation	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Benefit obligation at beginning of year	$ 13,618	$ 13,154	$ 2,401	$ 3,186
Service cost	79	242	42	42
Interest cost	464	789	131	151
Plan participants' contributions	1	2	46	36
Amendments	-	-	(16)	(674)
Actuarial (gain) loss	706	439	(136)	(98)
Curtailments	(450)	(160)	-	-
Foreign currency exchange rate changes	(26)	10	-	-
Termination of domestic benefits plans	(13,580)	-	-	-
Benefits paid	(571)	(858)	(212)	(242)
Benefit obligation at end of year	$ 241	$ 13,618	$ 2,256	$ 2,401

Change in Plan Assets
	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$ 7,213	$ 7,020	$ 117	$ 117
Actual return on plan assets	168	846	5	5
Employer contributions	61	202	160	201
Plan participants' contributions	1	2	46	36
Foreign currency exchange rate changes	(9)	4	-	-
Expected transfer out	(3)	(3)	-	-
Termination of domestic benefits plans	(6,728)	-	-	-
Benefits paid	(571)	(858)	(212)	(242)
Fair value of plan assets at end of year	$ 132	$ 7,213	$ 116	$ 117

Funded status	$ (109)	$(6,405)	$(2,140)	$(2,284)
Unrecognized actuarial (gains) losses	38	3,933	1,640	1,865
Unrecognized prior service costs	1	636	(1,544)	(1,677)
Unrecognized net transition obligation	4	8	-	-
Net amount recognized	$ (66)	$(1,828)	$(2,044)	$(2,096)

Amounts recognized in the statement of
financial position consist of:
	2005	2004	2005	2004

Prepaid (accrued) benefit cost	$ (66)	$(1,828)	$(2,044)	$(2,096)
Additional minimum liability	(16)	(4,133)	-	-
Intangible asset	4	665	-	-
Accumulated other comprehensive income	12	3,468	-	-
Net amount recognized	$ (66)	$(1,828)	$(2,044)	$(2,096)

Increase (decrease) in minimum liability included in other comprehensive income	$ (3,456)	$ 45	na	na

        The following information relates to all pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31
(In millions)	2005	2004
Projected benefit obligation	$ 214	$ 13,590
Accumulated benefit obligation	183	13,119
Fair value of plan assets	83	7,160

        The net periodic benefit cost included the following components:

(In millions)	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$ 79	$ 242	$ 295	$ 42	$ 42	$ 86
Interest cost	464	789	815	131	151	225
Expected return on plan assets	(392)	(710)	(718)	(9)	(9)	(9)
Amortization of prior service cost
including transition obligation/(asset)	21	85	93	(149)	(125)	(57)
Curtailment charge	640	152	125	-	-	13
Settlement losses, net	1,067	-	-	-	-	-
Special termination benefit	-	-	10	-	-	4
Recognized actuarial loss	100	93	73	93	89	102
Net periodic benefit costs	$ 1,979	$ 651	$ 693	$ 108	$ 148	$ 364

        Total pension expense for all retirement plans (including defined contribution plans) recognized in 2005, 2004 and 2003 respectively was $2.1 billion, $743 million, and $804 million.

        The weighted-average assumptions used for the pension plans were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	5.46%	5.84%	5.68%	5.83%
Rate of compensation increase	3.43%	3.45%	-	-

Weighted-average assumptions used to determine
net periodic benefit cost for years ended December 31
Discount rate	5.77%	6.25%	5.83%	6.25%
Expected long-term rate of return on plan assets	8.94%	9.00%	8.00%	8.00%
Rate of compensation increase	3.43%	3.44%	-	-

        The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company's investment portfolio, taking into consideration input from the plans' investment consultant and actuary regarding expected long-term market conditions and investment management performance.

(In millions)	2005	2004
Health care cost trend rate assumed for next year	9.50%	9.00%
Rate to which the cost trend rate is assumed to
decline (ultimate trend rate)	4.50%	4.50%
Year that the trend rate reaches the ultimate trend rate	2011	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the assumed health care trend rate would have the following effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost	$ 20	$ (17)
Effect on postretirement benefit obligation	$ 215	$(186)

        The weighted-average asset allocations for our pension plans at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Equity securities	62%	63%
Fixed income	33	32
Other	5	5
Total	100%	100%

        Our targeted allocation of assets was to the following investment types: 60% equities, 35% fixed income and 5% other, with approximate expected long-term rates of return of 10%, 7.5% and 15%, respectively.

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

        The weighted-average asset allocation for our other benefit plans at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31
Asset Category	2005	2004
Fixed income	100%	100%
Other	-	-
Total	100%	100%

        With the termination of our qualified and non-qualified U.S. defined benefit pension plans, we will not make further cash contributions to these trusts.

        In place of the domestic defined benefit pension plans that the PBGC terminated in 2005, the Company enhanced its defined contribution plans for most employee groups by adding a matching percentage or increasing the direct employer contribution percentages based on eligible earnings. For certain employees, the Company agreed to contribute to a multi-employer benefit plan based on hours worked beginning in March 2006. The Company agreed to accrue contributions to most of its defined contribution plans beginning in June and July 2005, although such matching contributions for 2005 were not funded until shortly after the Effective Date. The Company's contribution percentages, which continue after 2005, vary from 2.7% to 15% of eligible earnings depending on the terms of each plan. In 2005, the Company recognized $122 million in defined contribution expense. The Company intends to contribute approximately $296 million (which includes $54 million of 2005 accrued defined contributions and $24 million for pilots non-qualified contributions through January 31, 2006) and $183 million, respectively, to our defined contribution plans and other benefit plans in 2006. In addition, the following benefit payments are expected to be paid in future years:

(In millions)	Defined Contribution Benefits	Other Benefits	Other Benefits - subsidy receipts
2006	296	183	(13)
2007	221	190	(16)
2008	226	191	(18)
2009	230	192	(21)
2010	232	191	(23)
Years 2011 -2015	1,160	918	(150)

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

        Financings and Guarantees.  In addition to common commercial lease transactions, we had entered into numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds in the amount of $1.7 billion in principal. These municipal bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, we were required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of our bankruptcy filing, we were not permitted to make payments on unsecured pre-petition debt. We were advised that our municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. As of December 31, 2005, the Company had settled approximately $1.2 billion in principal of such bonds through the bankruptcy process. At December 31, 2005, $510 million in principal of such bonds was outstanding but not recorded in the Statements of Consolidated Financial Position in accordance with generally accepted accounting principles ("GAAP"). United guaranteed $510 million of such bonds, including accrued interest. For further details, see Note 1 "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations".

      Fuel Consortia.  We participate in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2005, approximately $449 million principal amount of such bonds were secured by fuel facility leases at major hubs in which we participate. United's maximum exposure is approximately $143 million principal amount of such bonds based on our past consortia participation and will only trigger if the other participating carriers or consortia members default on their lease payments. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. We did not record a liability at the time these indirect guarantees were made.

        EETC Debt.  In 1997 and 2000, we issued Enhanced Equipment Trust Certificates ("EETCs") to refinance certain owned aircraft and aircraft under operating leases. A portion of these proceeds are direct obligations of United and were recognized in the Statements of Consolidated Financial Position while certain other proceeds were placed in trusts not owned by or affiliated with United. The proceeds placed in off-balance sheet trusts were used to refinance the remaining bank debt of the lessors in existing leveraged leases with United. As of December 31, 2005, approximately $279 million of these proceeds were placed in off-balance sheet trusts. During March 2006, the Company purchased the 1997-1 EETC Tranche A certificates which satisfied $23 million of the off-balance sheet debt. For further details on the 1997-1 EETC transaction, see Note 1, "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations".

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

        We record liabilities for legal and environmental claims against us in accordance with GAAP. These amounts are recorded based on our assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims. As a result of the bankruptcy filing, as of the Petition Date virtually all pending litigation is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against us. Accordingly, we have classified certain of these liabilities as liabilities subject to compromise.

        The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, we believe that, under the Air Transportation Safety and System Stabilization Act of 2001, our liability will be limited to our insurance coverage.

        We have not incurred any material environmental obligations relating to the events of September 11, 2001.

        Commitments. At December 31, 2005, future commitments for the purchase of property and equipment, principally aircraft, approximated $1.8 billion, after deducting advance payments.  Our current commitments are primarily for the purchase of A319 and A320 aircraft.  In January 2006, we reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders.  We also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. As a result of these subsequent changes, estimated future commitments have increased to $2.5 billion in early 2006, after deducting advanced payments.  An estimated $0.1 billion will be spent in 2006, $0.1 billion for years 2007 and 2008, $0.1 billion for years 2009 and 2010 and $2.2 billion thereafter.  The disposition of $91 million of advance payments made by the Company is subject to United taking future delivery of these aircraft.

        Collective Bargaining Agreements.  Approximately 80% of United's employees are represented by various U.S. labor organizations. In April 2003, we reached agreements with all of our labor unions for new collective bargaining agreements which became effective on May 1, 2003. During 2005, we reached new agreements with our labor unions for new collective bargaining agreements which became effective in January, 2005. These latter agreements are not amendable until January 2010. In addition, an initial collective bargaining agreement with the International Federation of Professional and Technical Engineers was ratified on March 8, 2006, with an initial effective date of March 1, 2006; this agreement is likewise not amendable until January 2010.

(13) Financial Instruments and Risk Management

        Aircraft Fuel - Aircraft fuel represented 23%, 17% and 13% of our total operating expenses for 2005, 2004 and 2003, respectively. In 2005, aircraft fuel was the largest operating expense.

        During the second quarter of 2004, we began to implement a strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Those contracts designated as hedges are recorded at fair value, with the changes in intrinsic value, to the extent they are effective, recorded in other comprehensive loss until the underlying hedged fuel is consumed. To the extent that the designated hedges are ineffective, gain or loss is recognized currently. The fair value of each designated hedge is determined by the use of standard option value models using commodity-related assumptions derived from prices observed in underlying markets. For those contracts not designated as hedges, the related gain or loss is recognized currently as an element of non-operating income. In 2005, the Company recognized income of $40 million (which included a loss of approximately $1 million as a result of ineffective fuel hedges) in non-operating income mainly due to non-designated hedges. At December 31, 2005, we had no fuel hedges. In February 2006, the Company entered into fuel hedges that account for approximately 8% of projected 2006 mainline and United Express fuel requirements. We plan to continue to hedge future fuel purchases for 2006 and beyond as circumstances and market conditions allow.

        Interest Rate - In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

(14) Segment Information

        United operates its businesses through five reporting segments:  North America, Pacific, Atlantic, Latin America (all of which are operated by United) and UAL Loyalty Services, LLC ("ULS").

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

(In millions)	Year Ended December 31, 2005
						Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$10,837	$3,077	$2,058	$ 466	$ 866	$ -	$ 17,304
Intersegment revenue	282	102	65	15	58	(522)	-
Interest income	47	17	11	2	-	(41)	36
Interest expense	255	131	89	17	41	(41)	492
Equity in earnings of affiliates	2	1	1	-	-	-	4
Depreciation and amortization	501	184	134	29	6	-	854
Earnings (losses) before
special items, gain on sale
of investments and
reorganization items	(729)	(101)	(50)	(69)	350	-	(599)
(In millions)	Year Ended December 31, 2004
						Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$10,546	$2,694	$1,971	$ 407	$ 795	$ -	$ 16,413
Intersegment revenue	266	74	57	12	48	(457)	-
Interest income	46	14	10	2	-	(47)	25
Interest expense	244	118	86	14	47	(47)	462
Equity in earnings of affiliates	3	1	1	-	-	-	5
Depreciation and amortization	551	162	127	25	6	-	871
Earnings (losses) before
special items, gain on sale
of investments and
reorganization items	(1,423)	(28)	(51)	(31)	302	-	(1,231)
(In millions)	Year Ended December 31, 2003
						Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$10,022	$2,064	$1,711	$ 421	$ 715	$ -	$ 14,933
Intersegment revenue	265	58	50	11	43	(427)	-
Interest income	78	14	15	3	-	(55)	55
Interest expense	292	136	91	21	55	(55)	540
Equity in losses of affiliates	(4)	-	-	-	-	-	(4)
Depreciation and amortization	595	188	140	37	6	-	966
Earnings (losses) before
special items, gain on sale
of affiliate's stock, gain on
sale of investments, gov't
compensation and
reorganization items	(1,242)	(362)	(165)	(92)	229	-	(1,632)

        A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

(In millions)	2005	2004	2003
Total losses for reportable segments	$ (599)	$ (1,231)	$ (1,632)
Special items (Note 3)	(5)	5	(429)
Reorganization items	(20,432)	(611)	(1,174)
Government compensation	-	-	300
Gain on sale of investments	-	158	135
Gain on sale of affiliate's stock	-	-	23
Loss before income taxes and
distributions on preferred securities	$ (21,036)	$ (1,679)	$ (2,777)

        United's operations involve an insignificant level of dedicated revenue-producing assets by reportable segment. ULS has $1.6 billion in total assets as of December 31, 2005. The overwhelming majority of United's revenue producing assets (which are primarily U.S. registered aircraft) can be deployed in any of United's reportable operating segments, as any given aircraft may be used in multiple segments on any given day. Therefore, we allocate depreciation and amortization expense associated with those assets on the basis of available seat miles flown in each segment. In addition, we have significant intangible assets related to the acquisition of our Atlantic and Latin America route authorities.

        We did not have any significant customers requiring disclosure in any period presented.

(15) Statement of Consolidated Cash Flows - Supplemental Disclosures

        Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	2005	2004	2003
Cash paid during the year for:
Interest (net of amounts capitalized)	$ 456	$ 405	$ 490
Income taxes	-	-	-

Non-cash transactions:
Long-term debt incurred for equipment additions	-	172	-
Capital lease obligations incurred	-	-	191
Decrease in pension intangible assets	(661)	(239)	(258)
Net unrealized gain (loss) on investments	-	-	2

(16) Pro Forma Fresh Start Balance Sheet (Unaudited)

        In connection with emergence from Chapter 11 protection, the Company adopted fresh start accounting as of February 1, 2006 in accordance with SOP 90-7. Upon the adoption of fresh start accounting the financial statements of the Company will not be comparable, in various material respects, to any of the Company's previously issued financial statements. The financial statements as of February 1, 2006, and for periods subsequent to the fresh start effective date, reflect that of a new entity. Fresh start accounting results in the creation of a new reporting entity having no retained earnings or accumulated deficit.

        Fresh start accounting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh start accounting, the Company's asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, "Business Combinations". Fresh start accounting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

         The following Pro Forma Fresh Start Balance Sheet illustrates the presently- estimated financial effects of the implementation of the Plan of Reorganization and the adoption of fresh start accounting. This Pro Forma Fresh Start Balance Sheet reflects the assumed effect of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities and securities issuances, incurrence of new indebtedness, and cash payments. This Pro Forma Fresh Start Balance Sheet is presented as if the effectiveness of the Plan of Reorganization had occurred, and the Company had adopted fresh start accounting, as of December 31, 2005.

        This pro forma data is unaudited. Asset appraisals for fresh start accounting have not yet been entirely completed, and comparable interest rate and other data required for evaluation of liability values are still being compiled and finalized. Changes in the values of assets and liabilities and changes in assumptions from those reflected in the Pro Forma Fresh Start Balance Sheet could significantly impact the reported value of goodwill. Accordingly, the amounts shown are not final, and are subject to changes and revisions, including differences between the estimates used to develop this Pro Forma Fresh Start Balance Sheet and the actual amounts ultimately determined. Balances also will differ due to the results of operations and other transactions occurring between December 31, 2005 and February 1, 2006, which is the adoption date of fresh start accounting.

        The pro forma effects of the Plan of Reorganization and fresh start accounting on the Company's Pro Forma Fresh Start Balance Sheet as of December 31, 2005 are as follows (unaudited, in millions):

	December 31, 2005	( a ) Release of Escrow Funds	( b ) Debt Discharge & Reclassification	( c ) New Credit Facility Financing Transactions	( d ) Fresh Start Adjustments	Proforma December 31 2005
Assets
Current assets:
Cash, cash equivalents, & ST investments	$ 1,799	$ 298	$ -	$ 1,402	$ -	$ 3,499
Restricted cash	643	(98)	-	-	-	545
Receivables, net	822	-	-	-	-	822
Prepaid and other assets	1,138	(200)	-	-	(123)	815
Total current assets	4,402	-	-	1,402	(123)	5,681

Operating property and equipment	13,214	-	(25)	-	(1,632)	11,557
Goodwill	-	-	-	-	544	544
Other intangibles	372	-	-	-	2,790	3,162
Other assets	1,408	-	-	48	(52)	1,404
Total other assets	14,994	-	(25)	48	1,650	16,667

Total assets	$ 19,396	$ -	$ (25)	$ 1,450	$ 1,527	$ 22,348

Liabilities & Stockholders' Equity
Current Liabilities:
Advance ticket sales	$ 1,575	$ -	$ -	$ -	$ -	$ 1,575
Accounts payable, accrued & other
current liabilities	4,062	-	1,074	(4)	(442)	4,690
Total current liabilities	5,637	-	1,074	(4)	(442)	6,265

Deferred pension liability	95	-	-	-	30	125
Postretirement liabilities	1,932	-	-	-	60	1,992

DIP loan facility	1,157	-	-	(1,157)	-	-
Exit financing	-	-	-	2,611	-	2,611
Aircraft debt	-	-	6,578	-	(183)	6,395
Other debt	243	-	-	-	-	243

Liabilities subject to compromise	35,060	-	(35,060)	-	-	-
Deferred tax liabilities	354	-	-	-	124	478
Intercompany loans	-	-	1,468	-	-	1,468
Other liabilities	787	-	348	-	(245)	890
Total liabilities	45,265	-	(25,592)	1,450	(656)	20,467

Stockholders' equity:
Debtors	(25,869)	-	25,567	-	302	-
Reorganized entity	-	-	-	-	1,881	1,881

Total liabilities & stockholders' equity	$ 19,396	$ -	$ (25)	$ 1,450	$ 1,527	$ 22,348
(a) Release of Escrowed Funds.
  This column reflects $98 million in net changes in restricted cash as a result of the release of funds by certain credit card and ticket processors. Additionally, $200 million of tax escrows currently recorded as other current assets, will be reclassified to unrestricted cash upon emergence.

  (b) Debt Discharge & Reclassifications.

  This column reflects the discharge, reinstatement or reclassification of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Along with other creditor claims accumulated through the bankruptcy proceedings (e.g. by the rejection of aircraft, etc.), discharged liabilities include claims related to the Debtor's defined pension plans.

The Debtor's liabilities subject to compromise total approximately $35 billion, of which:
  $7.0 billion is reclassified as current and long-term reinstated secured aircraft debt.
  $1.1 billion represents accruals for administrative and priority payments, reinstatement of municipal bond obligations, and other accruals required for the implementation of the Plan of Reorganization.
  $1.5 billion represents United's obligation to UAL for debt and preferred stock issued by UAL as part of the Plan of Reorganization.

  As a result of the various debt discharge & reclassificationtransactions, a gain on extinguishment of debt of $25.6 billion is expected to be recognized as a non-cash reorganization income item.

  (c) New Credit Facility Financing Transactions.

  This column reflects $1.4 billion in net proceeds from the Credit Facility consisting of borrowings of $2.6 billion under the Credit Facility, and the simultaneous repayment of the Company's $1.2 billion DIP Financing.

  (d) Fresh-Start Adjustments.

  Fresh start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

  $1.6 billion to reduce the values of operating property and equipment to their estimated fair market value,
  Recognition of additional estimated fair value of $2.8 billion for international route authorities, slots and other identified intangible assets,
  The elimination of the predecessor entity's equity accounts,
  Reclassification of certain flight equipment between those subject to mortgage financing, capital lease financing and operating lease financing,
  Net changes in deferred tax assets and liabilities,
  Additionally, goodwill of $0.5 billion is recorded to reflect the excess of the estimated fair value of identifiable assets over liabilities and equity.
(17) Selected Quarterly Financial Data (Unaudited)

(In millions)	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year
2005:
Operating revenues	$ 3,916	$ 4,374	$ 4,648	$ 4,366	$ 17,304
Earnings (loss) from operations	(239)	24	178	(188)	(225)
Net loss	(1,012)	(1,471)	(1,641)	(16,912)	(21,036)

2004:
Operating revenues	$ 3,914	$ 4,195	$ 4,312	$ 3,992	$ 16,413
Earnings (loss) from operations	(199)	20	(67)	(558)	(804)
Net loss	(449)	(237)	(263)	(730)	(1,679)

        The quarterly results were impacted by the following significant items:

        During the first quarter of 2005, we recorded $718 million in reorganization items.

       During the second quarter of 2005, we recorded $5 million for aircraft impairments related to the planned accelerated retirement of certain aircraft then operated by AWAC. Additionally, we recorded $1.4 billion in reorganization items.

       During the third quarter of 2005, we recorded $1.7 billion in reorganization items.

       During the fourth quarter of 2005, we recorded $16.6 billion in reorganization items.

        During the first quarter of 2004, we adjusted our mainline passenger revenue and recognized an additional $60 million in passenger revenue. In addition, we incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft and recorded $130 million in reorganization items.

        During the second quarter of 2004, we recorded $144 million in reorganization items.

        During the third quarter of 2004, Air Canada successfully emerged from protection under the CCAA. We had filed a pre-petition claim against Air Canada based on our equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. We subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, we sold our pre-petition claim and recorded a non-operating gain of $18 million during the third quarter of 2004. Additionally, we recorded $115 million in reorganization items.

        During the fourth quarter of 2004, we sold our investment in Orbitz and recognized a gain of $158 million in non-operating expense and recorded $222 million in reorganization items.

        Certain items are described more fully in Note 3, "Special Items" and Note 6, "Investments."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISLCOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

        None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of United Air Lines, Inc.

   Information regarding the directors of United Air Lines, Inc., each of whom is also an executive officer, is as follows:

          Glenn F. Tilton.Age 57. Director since 2002. Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL Corporation (holding company) and the Company, a wholly owned subsidiary of UAL Corporation (air transportation), since September 2002.  From October 2001 to August 2002, he served asVice Chairman of ChevronTexaco Corporation (global energy).  In addition, from May 2002 to September 2002 he served as Non-Executive Chairman of Dynegy, Inc. (energy). From February to October 2001 he served as Chairman and Chief Executive Officer of Texaco Inc. (global energy).  He previously served as President of Texaco's Global Business Unit.  He serves as a director of Lincoln National Corporation and TXU Corporation.

          Frederic F. Brace.  Age 48. Director since 2001. Mr. Brace has been Executive Vice President and Chief Financial Officer of UAL Corporation and the Company since August 2002.  From September 2001 to August 2002, Mr. Brace served as UAL Corporation's and the Company's Senior Vice President and Chief Financial Officer.  From July 1999 to September 2001, Mr. Brace had served as the Company's Senior Vice President - Finance and Treasurer.  From February 1998 through July 1999, he served as Vice President - Finance of the Company.

         Douglas A. Hacker.  Age 50. Director since 2002. Mr. Hacker has beenExecutive Vice President of UAL Corporation and the Company since December 2002.  From September 2001 to December 2002, Mr. Hacker served as the Company's Executive Vice President and President of UAL Loyalty Services, Inc., a wholly owned subsidiary of the Company (manages non-core marketing business and other strategic assets of the Company). From July 1999 to September 2001, Mr. Hacker served as UAL Corporation's Executive Vice President and Chief Financial Officer and as the Company's Executive Vice President Finance & Planning and Chief Financial Officer.

        Peter D. McDonald.  Age 54. Director since 2002. Mr. McDonald has been Executive Vice President and Chief Operating Officer of UAL Corporation and the Company since May 2004.  From September 2002 to May 2004, Mr. McDonald served as Executive Vice President - Operations. From January to September 2002, Mr. McDonald served as the Company's Senior Vice President - Airport Operations. From May 2001 to January 2002, he served as the Company's Senior Vice President - Airport Services.  From July 1999 to May 2001, he served as Vice President - Operational Services.

        John P. Tague. Age 43. Director since 2003. Mr. Tague has been Executive Vice President - Marketing, Sales and Revenue of UAL Corporation and the Company since May 2004. From May 2003 to May 2004, Mr. Tague was Executive Vice President - Customer of UAL Corporation and the Company. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holdings Corp. (air transportation).

Executive Officers of the Registrant

        In addition to the executive officers described above, information regarding the other executive officers of the Company is as follows:

        Sara A. Fields.  Age 62. Ms. Fields has been Senior Vice President - People of the Company since December 2002. From January to December 2002, Ms. Fields served as the Company's Senior Vice President - People Services and Engagement. Ms. Fields previously served as Senior Vice President - Onboard Service of the Company since 1994.

        Paul R. Lovejoy.  Age 51. Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of UAL Corporation and the Company since June 2003.  From September 1999 to June 2003, he was a partner with Weil, Gotshal & Manges LLP (law firm). He previously served as Assistant General Counsel of Texaco Inc.

        Rosemary Moore.  Age 55. Ms. Moore has been the Senior Vice President - Corporate and Government Affairs of the Company since December 2002. From November to December 2002, Ms. Moore was the Senior Vice President - Corporate Affairs of the Company. From October 2001 to October 2002, she was the Vice President - Public and Government Affairs of ChevronTexaco Corporation. From June 2000 to October 2001, she was Vice President - Corporate Communications and Government Affairs of Texaco, Inc. From September 1996 to June 2000, she was an independent consultant.

        There are no family relationships among the executive officers or the directors of the Company.  Our executive officers serve at the discretion of the UAL Corporation Board of Directors.

Code of Ethics

        UAL Corporation has adopted a code of business conduct and ethics for directors, officers (including UAL and United's principal executive officer, principal financial officer and principal accounting officer or controller) and employees of UAL, United and its subsidiaries, known as our "Code of Conduct". The Code is available on the Company's website, www.united.com under "About United/Investor Relations/Governance/Code of Conduct".

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

		Annual Compensation			Long Term Compensation			All Other Compensation ($)(5)
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (4)
Glenn F. Tilton Chairman, President, Chief Executive Officer	2005 2004 2003	605,625 756,832 745,749	482,532 366,393 0	17,822 27,910 31,478	0 0 0	0 0 0	0 0 0	9,036 8,481 0

Douglas A. Hacker Executive Vice President	2005 2004 2003	545,000 582,000 582,000	296,496 150,413 0	47,955 49,818 11,811	0 0 0	0 0 0	0 0 2,083,492	4,074 3,606 3,253

Peter D. McDonald Executive Vice President and Chief Operating Officer	2005 2004 2003	504,750 525,998 443,301	271,788 177,602 226,500	22,880 26,615 4,379	0 0 0	0 0 0	0 0 0	5,249 4,195 1,350

Frederic F. Brace Executive Vice President and Chief Financial Officer	2005 2004 2003	498,254 514,000 461,066	271,788 173,403 232,500	44,026 25,403 5,049	0 0 0	0 0 0	0 0 0	2,881 2,314 960

John P. Tague Executive Vice President -Marketing, Sales and Revenue	2005 2004 2003	486,749 541,330 335,531	271,788 444,969 0	25,270 13,399 10,758	0 0 0	0 0 0	0 0 0	1,778 1,696 0
(1) Amounts for 2005 and 2004 were paid under the UAL Success Sharing Program - Performance Incentive Plan (referred to as the Success Sharing Plan) which provides awards to substantially all of the Company's employees if the Company achieves certain operating and financial goals. Amounts in 2004 for Mr. Tague were also paid under UAL Corporation Retention and Recognition Bonus Plan ("KERP"). Amounts for Messrs. McDonald and Brace in 2003 were paid under the KERP.
(2) Amounts under "Other Annual Compensation" in 2005 are payments to the named executive officers to cover their tax liabilities incurred in connection with the free transportation and cargo shipment on United that it provides to the officers, except for Mr. Tague, who also received $4,793 in 2004 to cover tax liabilities associated with relocation and temporary living expenses.
(3) As of December 31, 2005 there was no outstanding restricted stock.
(4) In 2003, the Company disclosed that Mr. Hacker had earned an award valued at $2,083,492 under the ULS long-term incentive plan ("LTIP") which was adopted in 2000 for the net value created of ULS asset portfolio during the performance period under the plan. The original award was reduced significantly from its stated dollar amount and the unvested portion was forfeited when the LTIP was amended in June 2003. This award was to have been paid upon the Company's emergence from bankruptcy and subject to Mr. Hacker's continued employment. Subsequent to the Company's exit from Chapter 11, the LTIP was amended to, among other things, eliminate awards for all current and former officers of UAL and United. Consequently, the award shown in 2003 will not be paid to Mr. Hacker under the LTIP.
(5)  Amounts in 2005 and 2004 represent premiums paid by the Company for group variable life insurance. Amount in 2003 includes split dollar life insurance compensation for Messrs. Hacker, McDonald and Brace.
Aggregated 2005 FY-End Option Values
         The table below provides information about UAL stock options held at the end of 2005 by the officers named in the Summary Compensation Table. These are options to purchase UAL's common stock that were outstanding before the Company emerged from bankruptcy in 2006. No options were exercised by these officers in 2005 as the option exercise price was higher than the fair market value of the underlying stock at year-end. The options were all canceled in connection with UAL's emergence from bankruptcy on February 1, 2006.  United Air Lines, Inc. is a wholly-owned subsidiary of UAL Corporation and there are no stock options at United.

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

Glenn F. Tilton	862,500/287,500	0/0
Douglas A. Hacker	284,400/0	0/0
Frederic F. Brace	255,750/18,750	0/0
Peter D. McDonald	52,250/0	0/0
John P. Tague	0/0	0/0

Pension Plan Table

Years of Participation

Final Average Pay	1	5	10	15	20	25	30	35
400,000	6,520	32,600	65,200	97,800	130,400	163,000	195,600	228,200
600,000	9,780	48,900	97,800	146,700	195,600	244,500	293,400	342,300
800,000	13,040	65,200	130,400	195,600	260,800	326,000	391,200	456,400
1,000,000	16,300	81,500	163,000	244,500	326,000	407,500	489,000	570,500
1,200,000	19,560	97,800	195,600	293,400	391,200	489,000	586,800	684,600

        The Company terminated and replaced its under-funded U.S. defined benefit pension plans, including the plan affecting the officers named in the Summary Compensation Table. Thus, these officers are no longer entitled to receive any payments from the Company under the plan which was terminated on June 30, 2005. For more information, see Note 11 "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

         This table is based on information for a defined benefit plan that was terminated on June 30 2005 and is therefore no longer relevant. It assumes retirement at age 65 and selection of a straight life annuity (other annuity options were available, which would reduce the amounts shown).  The amount of the normal retirement benefit under the since terminated plan was the product of 1.63% multiplied by years of credited participation in the plan multiplied by final average pay (highest five of last ten years of covered compensation).  The retirement benefit amount was not offset by the participant's social security benefit.  The compensation used in calculating benefits under the plan (since terminated) was base salary and performance incentive pay. Under the qualified plan, years of participation as of the June 30, 2005 termination of the plan for persons named in the compensation table are as follows: Mr. Hacker - 12 years; Mr. Brace - 17 years; Mr. McDonald - 34 years; Mr. Tilton - 2 years and Mr. Tague - 1 year. The amounts shown do not reflect limitations imposed by the Internal Revenue Code (the "Code") on retirement benefits that may be paid under plans qualified under the Code.  The Company has historically provided under non-qualified plans the portion of the retirement benefits earned under the pension plan that would otherwise be subject to Code limitations; however, in February 2005, the Company terminated the non-qualified pension plans for its salaried and management employees that include the officers named in the Summary Compensation Table.

Employment Contracts and Arrangements

Mr. Tilton's Employment Agreement

        Mr. Tilton was elected Chairman, President and Chief Executive Officer of the Company on September 2, 2002. The Company entered into a five-year employment agreement with Mr. Tilton in 2002, which provided a base salary of $950,000 and a $3 million signing bonus. This agreement was amended on December 8, 2002 and again on February 17, 2003 in connection with the Company's bankruptcy filing. The amended agreement provided for an annual base salary of $845,500 (which reflected an 11% reduction from the original amount of $950,000), and provided for salary increases as part of the normal salary program for the Company's senior executives. On April 4, 2003, Mr. Tilton agreed to an additional 14% reduction in his original base salary of $950,000, thereby reducing his salary from $845,500 to $712,500 effective April 1, 2003. In April 2004, the Human Resources Subcommittee of the Company's Board of Directors approved the restoration of Mr. Tilton's salary to $845,500. However, in the wake of the ATSB's rejection of our application for a federal loan guarantee, Mr. Tilton made the personal decision to reduce his salary and have it revert by $133,000 annually to its previous level of $712,500 effective August 1, 2004. Effective January 1, 2005, consistent with reductions imposed on the entire salaried and management work force, Mr. Tilton's base salary was further reduced by 15% from $712,500 to $605,625 where it remains today. The overall reduction in Mr. Tilton's salary between September 2, 2002 and January 1, 2006 was $344,375, or approximately 36% of his original salary of $950,000.

        Under the terms of the agreement, Mr. Tilton also received options to purchase 1,150,000 shares of old UAL common stock.  The exercise price for the options was $3.03, which was the average of the high and low sales price of the old common stock on the New York Stock Exchange on August 30 and September 3, 2002.  The options were canceled as a result of the Company's exit from bankruptcy.  The Company also agreed to reimburse Mr. Tilton for his and his family's relocation expenses, including a cash payment to cover his income tax liability for the relocation reimbursement.

        Under his employment agreement, Mr. Tilton is eligible to receive an annual incentive bonus with a target percentage equal to 100% of his base salary.  He is entitled to an additional 100% over this target bonus amount for superior performance. In lieu of this individually-oriented approach, Mr. Tilton has chosen to participate in the Company's Success Sharing Plan (at participation rates included in his contract discussed above) as his only cash-based incentive opportunity. Under this plan, all of the employees of the Company receive award pay-outs if the Company achieves certain operating and financial targets.

        If Mr. Tilton's employment is terminated by UAL without "cause," or by him for "good reason," or if there is a "change in control," UAL will pay him his base salary as reduced by the December 8th amendment, any annual bonus and any earned and vested benefits he may be entitled to through the termination date.  UAL will also pay Mr. Tilton a lump sum payment equal to his base salary reduced by the December 8th amendment and target bonus multiplied by the greater of (1) the remaining term of his agreement or (2) three years.  Mr. Tilton's other benefits will be continued for this period.  All long-term incentive awards will immediately vest on the termination date, including any unvested stock options or restricted stock awards.  Under Mr. Tilton's agreement, a "change of control" is defined as: (1) a merger, consolidation or sale of substantially all the Company's assets in which the voting securities of the Company immediately before the merger, consolidation or sale represent less than 80% of the voting power after the merger, consolidation or sale; (2) the acquisition by a person or group of 25% or more of the voting securities of the Company; (3) the UAL shareholders approve any plan or proposal for the liquidation of the Company; (4) a change in the majority of the Board over a 24-month period (unless the new directors were approved by a two-thirds majority of prior directors); or (5) any other event or transaction that the Board of Directors determines is a "change of control".

        As reported in the Company's prior Form 10-Ks, in consideration of projected retirement benefits foregone by Mr. Tilton as a result of his resignation from his prior employer and acceptance of the Company's employment offer, $4.5 million was paid into three secular trusts on Mr. Tilton's behalf vesting over three years beginning September 2, 2003.

Director Compensation

        Each director of the Company is also a United employee. We do not pay our employees additional compensation for their service as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        UAL owns all of the outstanding shares of United Air Lines, Inc. The directors and executive officers do not own shares in United Air Lines, Inc. The Company does not have any equity based compensation plans.

        The following table sets forth the number of shares of UAL common stock owned as of March 16, 2006, by each director, and each executive officer of the Company included in the Summary Compensation Table, and by our directors and executive officers as a group.  The owner exercises sole voting and investment power over the UAL securities (other than unissued securities, which ownership the Company has imputed to the owner).

Name of Director or Executive Officer and Group	Common Stock Beneficially Owned	Percent Of Class
Frederic F. Brace	218,000	*
Douglas A. Hacker (1)	-	*
Peter D. McDonald	218,000	*
John P. Tague	218,000	*
Glenn F. Tilton	575,000	*
Directors and Executive Officers as a Group (8 persons)	1,526,000	1.6
*        Less than 1%

(1) The Company is in the process of negotiating Mr. Hacker's resignation from the Company.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There are no Human Resources Committee interlocks or insider participation at the Company. For a description of the Human Resources Committee Interlocks and Insider Participation at UAL, please refer to the UAL Corporation Form 10-K for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The aggregate fees billed for professional services rendered by Deloitte & Touche in 2005 and 2004 are as follows:

Service	2005	2004
Audit Fees	$3,250,770	$2,637,132
Audit-Related Fees	578,000	750,000
Tax Fees	956,211	1,657,338
All Other Fees	539,343	804,664
Total	$5,324,324	$5,849,134

AUDIT FEES

        Fees for audit services related to 2005 and 2004 consist of audits of the Company's consolidated financial statements, limited reviews of the Company's consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges and statutory audits of certain subsidiaries' financial statements. The 2005 and 2004 audit fees also include the impact of the attestation work performed by Deloitte & Touche related to Sarbanes-Oxley.

AUDIT RELATED FEES

        Fees for audit-related services billed in 2005 and 2004 consisted of audits of employee benefit plans, the United Airlines Foundation, financial accounting and reporting consultations, Sarbanes-Oxley Act assistance and bankruptcy accounting consultation.

TAX FEES

        Fees for tax services in 2005 and 2004 consisted of assistance with tax issues in certain foreign jurisdictions, preparation of expatriate tax returns, state tax returns and bankruptcy tax assistance

ALL OTHER FEES

        Fees for all other services billed in 2005 and 2004 consisted of the preparation of employee payroll tax filings, annual tax software license fees and expatriate tax consultations.

        All of the services in 2005 and 2004 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

        Financial Statements.  The financial statements required by this item are listed in Item 8, "Financial Statements and Supplementary Data" herein.

        Financial Statement Schedules.  The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

         Exhibits.  The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference.  Each management contract or compensatory plan or arrangement is denoted with a "+" in the Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

United Air Lines, Inc.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on the 30th day of March, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ John P. Tague
John P. Tague Director

Schedule II

United Air Lines, Inc. and Subsidiary Companies

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(In millions)

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (1)	Year

Year Ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 26	$ 29	$ 31	$ 24

Obsolescence allowance -
Flight equipment spare parts	$ 57	$ 14	$ 35	$ 36

Valuation allowance for
deferred tax assets	$1,123	$996	$ -	$ 2,119

Year Ended December 31, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 24	$ 12	$ 13	$ 23

Obsolescence allowance -
Flight equipment spare parts	$ 36	$ 22	$ 16	$ 42

Valuation allowance for
deferred tax assets	$2,119	$ 629	$ 5	$ 2,743

Year Ended December 31, 2005
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$ 23	$ 8	$ 9	$ 22

Obsolescence allowance -
Flight equipment spare parts	$ 42	$ 44	$ 20	$ 66

Valuation allowance for
deferred tax assets	$ 2,743	$7,779	$ 28	$10,494

F-1

(1) Deduction from reserve for purpose for which reserve was created.

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of United (filed as Exhibit 3.1 to United's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*3.2	Amended and Restated Bylaws of United (filed as Exhibit 3.2 to United's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.1	Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.2	First Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.10 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.3	Second Amendment dated February 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.11 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.4	Third Amendment dated February 18, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.12 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*4.5	Fourth Amendment dated March 27, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.6 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.6	Fifth Amendment dated May 15, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.7 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.7	Sixth Amendment dated October 10, 2003 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.8 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.8	Seventh Amendment dated May 7, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL's Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

*4.9	Eighth Amendment dated July 22, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed September 8, 2004 and incorporated herein by reference)

*4.10	Ninth Amendment dated November 5, 2004 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.23 to UAL's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*4.11	Tenth Amendment dated January 26, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.24 to UAL's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*4.12	Eleventh Amendment dated April 8, 2005 to Revolving Credit, Term Loan and Guaranty Agreement dated December 24, 2002 by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30. 2005 and incorporated herein by reference)

*4.13	Twelfth Amendment dated July 19, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL's Form 8-K filed July 20, 2005 and incorporated herein by reference)

*4.14	Thirteenth Amendment dated August 11, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL's Form 8-K filed August 30, 2005 and incorporated herein by reference)

*4.15	Revolving Credit, Term Loan and Guaranty Agreement, dated February 1, 2006 , by and among United Air lined, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.16	Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.17	Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.18	First Supplement to Indenture dated February 16, 2006 among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL's Form 8-K filed February 21, 2006 and incorporated herein by reference)

*+10.1	UAL Corporation 2002 Share Incentive Plan (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.2	UAL Corporation Success Sharing Program - Performance Incentive Plan (filed as Exhibit 10.41 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.3	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated July 15, 2004 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*+10.4	Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan dated August 24, 2004. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*+10.5	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

*+10.6	First Amendment of UAL Corporation Performance Incentive Plan dated February 23, 2006 (filed as Exhibit 10.1 to UAL's Form 8-K filed February 28, 2006 and incorporated herein by reference)

*+10.7	UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

*+10.8	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

*+10.9	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

*+10.11	First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003 (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

*+10.12	Second Amendment of United NewVentures Long Term Incentive Plan, dated February 23, 2006 (filed as Exhibit 10.2 to UAL's Form 8-K dated February 28, 2006 and incorporated herein by reference0

*+10.13	Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.14	Amendment No. 1 dated December 8, 2002 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.15	Amendment No. 2 dated February 17, 2003 to the Employment Agreement dated September 5, 2002 by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.16	Letter Agreement dated April 4, 2003 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.17	Letter Agreement dated May 13, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*+10.18	Letter Agreement dated July 29, 2004 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference)

*+10.19	Letter Agreement dated March 11, 2005 between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.43 to UAL's Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

*+10.20	Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.21	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.22	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.23	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 1 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.24	Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.25	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.26	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.27	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 2 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.58 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.28	Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.29	Amendment No. 1 dated February 17, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.30	Amendment No. 2 dated February 28, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)

*+10.31	Amendment No. 3 dated December 31, 2003 to the Glenn F. Tilton Secular Trust Agreement No. 3 dated September 5, 2002 by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.62 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.32	Restricted Stock Agreement dated September 2, 2002 between Glenn F. Tilton and UAL Corporation (filed as Exhibit B to Exhibit 10.3 to UAL's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

*+10.33	Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

*+10.34	Addendum to Restricted Stock Agreement dated October 24, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.65 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.35	Addendum to Non-qualified Stock Option Agreement dated March 1, 2002 between UAL Corporation and Frederic F. Brace (filed as Exhibit 10.66 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.36	Addendum to Non-qualified Stock Option Agreement dated February 27, 2002 between UAL Corporation and Peter D. Mc Donald (filed as Exhibit 10.67 to UAL's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference)

*+10.37	Description of Officer Benefits (filed as Exhibit 10.37 to UAL's Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

*+10.38	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL's Form 8-K filed February 1, 2006, and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges

21	List of United subsidiaries

23	Consent of Independent Public Accountants

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

        With respect to the documents incorporated by reference to this Form 10-K, United's Commission File Number is 001-11355 and UAL's Commission File Number is 001-06033.

* As Previously Filed

+ Indicates management contract or compensatory plan or arrangement