Form 10-Q
period 2006-03-31
UNITED AIR LINES INC
filed 2006-05-15
CIK 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-11355

UNITED AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2675206
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Location: 1200 East Algonquin Road, Elk Grove Township, Illinois 60007
Mailing Address: P. O. Box 66919, Chicago, Illinois 60666
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

      Large accelerated filer  [   ]                       Accelerated filer  [X]                     Non-accelerated filer  [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No  [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No  [   ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2006
Common Stock ($5 par value)	205

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	Successor	Predecessor
	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 3,599	$ 1,722
Receivables, less allowance for doubtful
accounts (2006 - $25; 2005 - $22)	1,006	822
Restricted cash	380	643
Prepaid fuel	291	258
Aircraft fuel, spare parts and supplies, less
obsolescence allowance (2006 - $1; 2005 - $66)	161	193
Receivables from related parties	144	201
Deferred income taxes	139	-
Short-term investments	4	77
Prepaid expenses and other	506	486
	6,230	4,402
Operating property and equipment:
Owned -
Flight equipment	8,598	13,443
Advances on flight equipment	91	116
Other property and equipment	1,349	3,833
	10,038	17,392
Less - accumulated depreciation and amortization	(93)	(6,104)
	9,945	11,288
Capital leases -
Flight equipment	1,573	2,581
Other property and equipment	15	84
	1,588	2,665
Less - accumulated amortization	(14)	(739)
	1,574	1,926
	11,519	13,214
Other assets:
Intangibles, less accumulated amortization
(2006 - $32; 2005 - $207)	3,136	370
Goodwill	2,756	2
Aircraft lease deposits	497	477
Restricted cash	482	285
Investments	112	20
Prepaid rent	8	67
Other, net	1,009	559
	8,000	1,780

	$25,749	$19,396

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Financial Position (Unaudited)
(In Millions)

	Successor	Predecessor
	March 31,	December 31,
	2006	2005
Liabilities and Stockholder's Equity
Current liabilities:
Advance ticket sales	$ 2,060	$ 1,575
Mileage Plus deferred revenue	1,031	681
Accrued salaries, wages and benefits	862	842
Accounts payable	744	595
Advanced purchase of miles (Note 14)	696	679
Long-term debt maturing within one year (Note 9)	346	13
Fuel purchase commitments	291	258
Payables to related parties	249	463
Current obligations under capital leases	115	20
Other	1,206	511
	7,600	5,637

Long term debt (Note 9)	8,851	1,298
Long-term obligations under capital leases	1,392	102

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,376	242
Postretirement benefit liability (Note 5)	1,997	1,932
Deferred income taxes	624	354
Deferred pension liability (Note 5)	128	95
Other	629	545
	5,754	3,168

Liabilities subject to compromise	-	35,060
Mandatorily convertible preferred stock (Note 16)	338	-
Commitments and contingent liabilities (Note 11)

Stockholder's equity (deficit):
Predecessor Company common stock at par, $5.00 par value; authorized 1,000 shares; issued 205 shares at December 31, 2005	-	-
Successor Company common stock at par, $5.00 par value; authorized 1,000 shares; issued 205 shares at March 31, 2006	-	-
Additional capital invested	2,021	4,213
Retained deficit	(215)	(28,809)
Accumulated other comprehensive income (loss)	8	(36)
Receivables from affiliates	-	(1,237)
	1,814	(25,869)

	$ 25,749	$ 19,396

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations (Unaudited)
(In Millions, Except Per Share)

	Successor	Predecessor
	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,
	2006	2006	2005
Operating revenues:
Passenger - United Airlines	$ 2,182	$ 1,074	$ 2,916
Passenger - Regional Affiliates	465	204	524
Cargo	124	56	172
Other operating revenues	235	120	304
	3,006	1,454	3,916
Operating expenses:
Salaries and related costs	725	358	1,031
Aircraft fuel	705	362	805
Regional affiliates	468	228	645
Purchased services	296	133	360
Aircraft maintenance materials and outside repairs	179	80	219
Depreciation and amortization	148	68	212
Landing fees and other rent	145	75	233
Cost of sales	126	63	136
Aircraft rent	75	30	121
Commissions	51	24	77
Other operating expenses	204	85	316
	3,122	1,506	4,155

Loss from operations	(116)	(52)	(239)

Other income (expense):
Interest expense	(131)	(42)	(112)
Interest capitalized	3	-	(5)
Interest income	28	6	4
Miscellaneous, net	1	-	58
	(99)	(36)	(55)

Loss before reorganization items, income taxes and equity
in earnings of affiliates	(215)	(88)	(294)
Reorganization items, net	-	22,709	(718)

Earnings (loss) before income taxes and equity in earnings
of affiliates	(215)	22,621	(1,012)
Income taxes	-	-	-

Earnings (loss) before equity in earnings of affiliates	(215)	22,621	(1,012)
Equity in earnings of affiliates	-	5	-
Net income (loss)	$ (215)	$22,626	$ (1,012)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Cash Flows (Unaudited)
(In Millions)

	Successor	Predecessor
	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,
	2006	2006	2005
Cash flows provided (used) by operating activities:
Net loss before reorganization items and equity in earnings of affiliates	$ (215)	$ (83)	$ (294)
Adjustments to reconcile to net cash provided (used) by operating activities -
Mileage Plus deferred revenue	46	14	4
Pension expense	-	8	98
Postretirement benefit expense	9	(9)	(5)
Depreciation and amortization	148	68	213
Increase in receivables	(71)	(98)	(189)
Increase in other current assets	(105)	(26)	(138)
Increase in advance ticket sales	395	109	467
Increase in accounts payable	119	25	57
Increase (decrease) in accrued liabilities	(111)	146	34
Increase (decrease) in accrued aircraft rent	(18)	6	10
Stock-based compensation	69	-	-
Amortization of deferred gains	-	(6)	(21)
Other, net	28	9	21
	294	163	257
Cash flows provided (used) by reorganization activities:
Reorganization items, net	-	22,709	(718)
Increase in aircraft rejection liability	-	-	162
Increase in other liabilities	-	38	93
Increase in non-aircraft claims accrual	-	421	-
Discharge of claims and liabilities	-	(24,389)	-
Revaluation of Mileage Plus frequent flyer deferred revenue	-	2,399	-
Revaluation of other assets and liabilities	-	(2,111)	-
Pension curtailment, settlement and employee claims	-	912	433
	-	(21)	(30)
Cash flows provided (used) by investing activities:
Additions to property and equipment	(62)	(30)	(13)
Proceeds on disposition of property and equipment	-	(1)	22
Decrease in short-term investments	71	2	8
Decrease (increase) in restricted cash	269	(203)	(8)
Decrease in segregated funds	200	-	-
Other, net	(14)	(6)	(4)
	464	(238)	5
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	2,961	-	-
Repayment of Credit Facility	(161)	-	-
Proceeds from Chase	128	-	-
Payments to Chase	(130)	-	-
Repayment of DIP Financing	(1,157)	-	(4)
Repayment of other long-term debt	(338)	(24)	(55)
Principal payments under capital leases	(3)	(5)	(28)
Decrease in advances/loans with affiliates	-	-	(5)
Other, net	(55)	(1)	1
	1,245	(30)	(91)
Increase (decrease) in cash and cash equivalents during the period	2,003	(126)	141
Cash and cash equivalents at beginning of the period	1,596	1,722	1,248
Cash and cash equivalents at end of the period	$ 3,599	$ 1,596	$1,389

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Stockholders' Equity (Deficit) (Unaudited)
(In millions)

					Accumulated
	Receivable		Additional		Other
	from	Common	Capital	Retained	Comprehensive
	Affiliates	Stock	Invested	(Deficit)	Income (Loss)	Total
Balance at December 31, 2005, (Predecessor Company)	$(1,237)	$ -	$ 4,213	$(28,809)	$ (36)	$(25,869)
Net income from January 1 to January 31, 2006	-	-	-	22,626	-	22,626
Balance at January 31, 2006, (Predecessor Company)	(1,237)	-	4,213	(6,183)	(36)	(3,243)
Fresh start adjustments:
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	-	-	-	6,183	36	6,219
Cancellation of receivable from affiliates, additional capital invested	1,237	-	(4,213)	-	-	(2,976)
Allocation of UAL's reorganization value in connection with emergence from Chapter 11	-	-	1,952	-	-	1,952
Balance at February 1, 2006, (Successor Company)	-	-	1,952	-	-	1,952
Net loss from February 1 to March 31, 2006	-	-	-	(215)	-	(215)
Unrealized gain on derivatives, net	-	-	-	-	8	8
Stock-based compensation	-	-	69	-	-	69
Balance at March 31, 2006, (Successor Company)	$ -	$ -	$ 2,021	$ (215)	$ 8	$ 1,814

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)

The Company

United Air Lines, Inc. (together with its consolidated subsidiaries, "we," "our," "us," "United" or the "Company") is a wholly owned subsidiary of UAL Corporation ("UAL").

Interim Financial Statements

The Company has prepared the unaudited consolidated financial statements shown here as required by the Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The financial statements include all adjustments (which include only normal recurring adjustments, adjustments required by fresh-start reporting and reorganization items described below) that are considered necessary for a fair presentation of its financial position and operating results. These financial statements should be read together with the information included in our most recent Annual Report on Form 10-K for the year 2005.

As a result of the application of fresh-start reporting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the financial statements prior to February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to "Successor Company" refer to United on or after February 1, 2006, after giving effect to the application of fresh-start reporting. References to "Predecessor Company" refer to United prior to February 1, 2006. See Note 1, "Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting" for further details.

(1) Voluntary Reorganization Under Chapter 11

Bankruptcy Considerations.   The following discussion provides general background information regarding the Company's Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd.ual.com.

On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). On the Effective Date, United implemented fresh-start reporting.

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new equity securities to the Debtors' creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under its certificate of incorporation). The new UAL common stock was listed on the NASDAQ National Market and began trading under the symbol "UAUA" on February 2, 2006. The distributions of common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

  Approximately 115 million shares of UAL common stock to unsecured creditors and employees;
  Up to 9.825 million shares of UAL common stock and options (or rights to acquire shares) under the management equity incentive plan ("MEIP") approved by the Bankruptcy Court; and
  Up to 175,000 shares of UAL common stock and options (or rights to acquire shares) under the director equity incentive plan ("DEIP") approved by the Bankruptcy Court.
The Plan of Reorganization also provided for the issuance of the following securities:
  5,000,000 shares of 2% mandatorily convertible preferred stock, which were issued to the Pension Benefit Guaranty Corporation ("PBGC") shortly after the Effective Date;
  Approximately $150 million in aggregate principal amount of convertible 5% notes, which were issued to holders of certain municipal bonds shortly after the Effective Date;
  Approximately $726 million in aggregate principal amount of convertible notes, which are issuable within the first six months after the Effective Date to employees;
  $500 million in aggregate principal amount of 6% senior unsecured notes, which were issued to the PBCG shortly after the Effective Date; and
  $500 million in aggregate principal amount of 8% senior unsecured notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC subject to the satisfaction of certain contingencies.
Pursuant to the Plan of Reorganization, UAL common stock, preferred stock and Trust Originated Preferred Securities issued prior to the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to up to $3.0 billion in secured exit financing (the "Credit Facility") which consists of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line consisting of $161 million in cash and $39 million in letters of credit. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line were drawn and used to repay the Debtor-In-Possession credit facility (the "DIP Financing") and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid $161 million on the revolving credit line and accessed the $350 million delayed draw term loan.

Significant Matters Resolved Since Emergence from Bankruptcy. During the course of the Chapter 11 proceedings, the Company successfully reached settlements with most of its creditor constituencies and resolved most pending claims against the Debtors. The following material matters were resolved in the Bankruptcy Court after the Effective Date:

(a)    The Company had an ongoing dispute with respect to a group of mostly-public financiers (the "Public Debt Group") involving 14 aircraft financed under the Series 1997-1 Enhanced Equipment Trust Certificates ("1997-1 EETC"). During the first quarter of 2006, the Company resolved the dispute and entered into a settlement agreement that was approved by the Bankruptcy Court. The settlement agreement resolved all pending litigation in connection with the 1997-1 EETC transaction and aircraft and provided for a permanent mutual release of all related claims. The Company remitted $281 million to the 1997-1 EETC trustee as final payment to the holders of the Tranche A certificates. The Company previously acquired the 1997-1 EETC Tranche B and Tranche C certificates as a precursor to utilizing the transaction par buyout mechanism to purchase the Tranche A certificates. Following shortly thereafter in the first quarter of 2006, the Company refinanced the 14 aircraft with the $350 million delayed draw term loan provided under the Credit Facility. The Company recorded the 1997-1 EETC debt at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting. As a result, no gain or loss was realized on the extinguishment of debt. See "Fresh-Start Reporting" for further details.

(b)    Wells Fargo Bank Northwest, N.A., not individually but in its capacity as a trustee, filed a notice of appeal of the confirmation order to the United States District Court for the Northern District of Illinois ("District Court"). The parties subsequently filed a stipulation agreeing to voluntarily dismiss the appeal, and the appeal has been dismissed.

Significant Matters Remaining to be Resolved in Chapter 11 Cases. The following material matters remain to be resolved in the Bankruptcy Court or another court:
(a)    In August 2005, United entered into term sheets to restructure the financings for all of the aircraft in United's fleet that are controlled by the Public Debt Group, excluding the 1997-1 EETC discussed above.  As of the Effective Date, definitive documentation was not yet complete on the restructurings contemplated by the term sheets.  With respect to the pre-1997 transactions financing 19 aircraft, United subsequently closed transactions covering 18 of the 19 aircraft.  The Company has reached agreement on all business terms associated with the last aircraft and anticipates closing shortly after other technical documentation has been executed.  With respect to the three post-1997 Enhanced Equipment Trust Certificate transactions, financing 80 aircraft, there was a dispute with respect to interpretation of the term sheets as to both the terms under which the Company can repay the obligations in advance of the maturity dates, and the principal and interest amortization schedule for payments made by United.  This dispute prevented United from closing the transactions.  All of the Public Debt Group term sheets provide that in the event the Company and the trustees did not execute definitive documentation prior to United exiting from Chapter 11 and the parties did not extend the date by which definitive documentation had to be completed, the restructured transactions would be unwound.  The Bankruptcy Court has ordered several extensions of the date by which definitive documentation must be completed.  On May 3, 2006, United reached a settlement with the Public Debt Group.  United and the Public Debt Group jointly filed a motion to approve the settlement on May 12, 2006 for hearing on May 30, 2006.  In conjunction with the settlement, the date for completion of definitive documentation has been extended to at least May 31, 2006.  If United cannot complete definitive documentation, it could potentially have a material adverse impact on the Company by, for example, imposing higher costs for the use of these aircraft or causing loss of access to one or more aircraft.

(b)    United is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, the Company filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United's municipal bond obligations for facilities at Denver International Airport ("DEN"), John F. Kennedy International Airport ("JFK"), San Francisco International Airport ("SFO"), and Los Angeles International Airport ("LAX"). In each case, United sought clarification of its obligations to pay principal and interest under the applicable municipal bonds, and the protection of its rights concerning related airport lease agreements at the applicable airports. With respect to SFO, LAX and JFK, the Bankruptcy Court ruled in United's favor. With respect to DEN, the Bankruptcy Court ruled against United. The Bankruptcy Court's rulings with respect to each of the four matters were subsequently appealed to the District Court. The District Court reversed the Bankruptcy Court's rulings with respect to SFO and LAX but upheld the Bankruptcy Court's rulings with respect to JFK and DEN. All four of the District Court's rulings in turn were appealed to the United States Court of Appeals for the Seventh Circuit (the "Court of Appeals"). The Court of Appeals reversed the District Court's ruling against the Company with respect to the SFO adversary proceeding and the SFO defendants' petition for a rehearing was denied. The defendants in the SFO matter petitioned the United States Supreme Court ("Supreme Court") for a writ of certiorari, which was denied in March 2006. As a result of this final non-appealable order in favor of United, approximately $24 million in interim payments made by United into an escrow account, plus interest, were returned to United in April 2006. In addition, see item (d) below for details on the security interest claim filed by the trustee of the SFO municipal bonds as a result of United's success in the Court of Appeals. On May 4, 2006, the Court of Appeals also reversed the District Court's ruling against the Company with respect to the LAX matter. The defendants might still pursue a rehearing en banc or file a petition of writ of certiorari with the Supreme Court. The Court of Appeals affirmed the District Court's ruling in United's favor with respect to the JFK adversary proceeding. The defendants in the JFK matter filed a petition for rehearing with the Court of Appeals, which was denied. The time for filing a petition for writ of certiorari in the JFK matter has expired. With respect to the DEN appeal, briefing has now been completedand the Court of Appeals heardoral argument in February 2006. The Court of Appeals, however, has not yet ruled on this matter. Accordingly, the final outcome of the DEN and LAX matters remains uncertain and, therefore, the ultimate treatment of these municipal bond obligations as financings or as true leases is uncertain. Even if the DEN and LAX obligations are determined to be financings and not true leases, there is likely to remain an issue regarding the extent to which those financings would be considered to have a security interest in the underlying leasehold or the value thereof.

(c)    Similarly, in 2003, United filed a complaint for declaratory judgment for all seven municipal bond issues (which represent approximately $601 million in principal) relating to its facilities at O'Hare International Airport ("O'Hare"), seeking, among other things, a declaration that a certain cross-default provision in the O'Hare airport lease is unenforceable. In 2005, the Bankruptcy Court approved an agreement ("O'Hare Settlement Agreement") resolving the disputes between United, the trustees and the bondholders. The City of Chicago, a party to these adversary proceedings, is not a party to the O'Hare Settlement Agreement. Subsequently, the Company announced that it had reached an agreement in principle with the City of Chicago, with respect to all unresolved disputes relating to our facilities at O'Hare. However, the parties were unable to finalize the terms of this settlement. The City of Chicago maintained that it could revoke United's exclusive rights to terminals in place of "preferential" rights if United did not meet the terms of the cross-default provision (the O'Hare Airport Use Agreement did not define or provide for any usage rights, other than exclusive rights). United responded that the cross-default provision was unenforceable against a debtor in bankruptcy as provided under Section 365 of the Bankruptcy Code, and thus United should retain its exclusive rights at O'Hare. The Bankruptcy Court held a one day trial to determine certain evidentiary issues underlying a determination of whether the cross-default provision was enforceable. The parties subsequently completed post-trial briefing and currently are awaiting a ruling from the Bankruptcy Court. Any ruling which would deny United exclusive rights to its leased facilities at O'Hare could be materially adverse to its financial condition and operations.

(d)    HSBC Bank Inc. ("HSBC"), as trustee for the 1997 municipal bonds related to SFO, filed a complaint against United asserting a security interest in United's leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC claims is as much as $257 million. HSBC and United went to trial in April 2006 and the Court rejected as a matter of law HSBC's $257 million claim and limited HSBC to evidence regarding its approximately $93 million claim. The Court has ordered the parties to file post-trial briefs on or before May 25, 2006, and has scheduled oral argument for June 6, 2006. The Company is currently unable to predict the outcome of this litigation.

(e)    In December 2004, the PBGC filed an Involuntary Termination Proceeding ("Involuntary Termination Proceeding") against United, as plan administrator for the United Airlines Pilot Defined Benefit Pension Plan (the "Pilot Plan"), in the District Court. In January 2005, the District Court granted a motion filed by the Company and referred the Involuntary Termination Proceeding to the Bankruptcy Court. The Air Line Pilots Association ("ALPA") and the United Retired Pilots Benefit Protection Association and seven retired pilots (collectively, "URPBPA") were later granted leave to intervene in the Involuntary Termination Proceeding.

After several months, the Bankruptcy Court conducted a trial and determined that the Pilot Plan should be involuntarily terminated under the Employee Retirement Income Security Act ("ERISA") Section 4042 with a termination date of December 30, 2004. Subsequently, the Bankruptcy Court entered an order authorizing termination of the Pilot Plan.

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court and in February 2006, the Bankruptcy Court's order was reversed based on a determination that the Bankruptcy Court lacked "core" jurisdiction over the Involuntary Termination Proceeding. However, the District Court did not address the substantive merits of the Bankruptcy Court's ruling. The District Court remanded the proceedings to the Bankruptcy Court. The Bankruptcy Court submitted proposed findings and conclusions of law to the District Court for review and the matter has been fully briefed. On May 3, 2006, the District Court heard oral arguments on the proposed findings and conclusions of law and has indicated that it expects to rule in June 2006. The District Court's determination (and that of any court considering an appeal of the District Court's order) regarding the termination of the Pilot Plan may have a material adverse effect on the Company's financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

(f)    After the PBGC commenced its Involuntary Termination Proceeding and sought a December 30, 2004 termination date, the Company suspended payment of ALPA non-qualified pension benefits pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending a termination in the Involuntary Termination Proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of an order terminating the Pilot Plan. However, United appealed that order and placed the funds necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court's termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company's appeal of the Bankruptcy Court's October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court's termination order. The Company filed a notice of appeal of the District Court's ruling to the Court of Appeals. The Court of Appeals has set deadlines for the Company to file its opening brief on June 5, 2006, for URPBPA to file a response brief on July 5, 2006, and for the Company to file a reply thereto on July 19, 2006. The Court of Appeals has not yet scheduled oral argument.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company's obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court's ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court's order. United agreed with URPBPA and ALPA to pay the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million, into an escrow account. On April 19, 2006, the Bankruptcy Court transmitted the records with respect to these appeals to the District Court. The District Court has scheduled a status date of May 25, 2006. The parties have filed a joint motion to consolidate those appeals, which is set for hearing on May 25, 2006.

(g)    In January 2005, United filed a motion seeking approval of a restructuring agreement with ALPA regarding ALPA's collective bargaining agreement pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the "ALPA Order"). In February 2005, URPBPA filed its notice of appeal of the ALPA Order based principally on the allegation that United was unfairly treating the retired pilots by not distributing the same unsecured notes to the retired pilots that it was distributing to the active pilots pursuant to the ALPA agreement. In June 2005, the District Court entered an order and memorandum opinion dismissing URPBPA's appeal of the ALPA Order. URPBPA appealed the District Court's judgment to the Court of Appeals. In March 2006, the Court of Appeals decided this appeal in United's favor by affirming the ruling of the District Court. In particular, the Court concluded that the Company did not have an obligation to include the retired pilots in the Company's negotiations with ALPA or to provide the retired pilots with any consideration under the ALPA agreement. URPBPA has until June 29, 2006 to petition for a writ of certiorari from the Supreme Court.

(h)    URPBPA filed a notice of appeal of the order confirming the Plan of Reorganization and its brief in support of the appeal of the confirmation order to the District Court. United filed a motion to dismiss the appeal based on the substantial consummation of United's Plan of Reorganization. At a status hearing in March 2006, the District Court ordered a briefing schedule that combines both the merits of the appeal with United's request to dismiss the appeal. On April 19, 2006, United filed a brief combining its motion to dismiss URPBPA's appeal and its argument on the merits. ALPA also filed a response brief in support of the confirmation order. On May 3, 2006 URPBPA filed a brief that replies to United's and ALPA's briefs on the merits and responds to United's request for dismissal. United will have until May 17, 2006 to file a reply in support of its request for dismissal. The District Court set June 22, 2006 for the next status hearing in this matter at which time a ruling may be made. If the confirmation order was ultimately reversed on appeal, it could have a materially adverse effect on the Company's financial performance.

Claims Resolution Process. As permitted under the bankruptcy process, the Debtors' creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Company identified many claims which were disallowed by the Bankruptcy Court for a number of reasons, such as claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many claims through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

With respect to unsecured claims, once a claim is deemed to be valid, either through the Bankruptcy Court process or through other means, the claimant is entitled to a distribution of the new UAL common stock. Pursuant to the terms of the Plan of Reorganization, 115 million shares of new UAL common stock have been authorized to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 93 million shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and March 31, 2006. To date, approximately 42,000 valid unsecured claims aggregating to approximately $27 billion in claim value received equity to satisfy those claims. The remaining shares are held in reserve to satisfy all of the remaining disputed unsecured claims, once those disputes are resolved.

The Company's estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court will be between $28 and $31 billion. Differences between claim amounts filed and the Company's estimates are being investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization only their pro rata share of the distribution of the 115 million shares of new UAL common stock, together with the previously-agreed issuance of certain securities.

With respect to administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many administrative and priority claims still remain unpaid, and the Company will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. All of these claims have been accrued by the Successor Company based upon the best available estimates of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and could result in material adjustments to the Successor Company's financial statements.

Additionally, secured claims were deemed unimpaired under the Plan of Reorganization. Pursuant to the Plan of Reorganization those claims were satisfied upon either reinstatement of the obligations in the Successor Company, surrendering the collateral to the secured party, or by making full payment in cash. However, certain disputes still remain with respect to the valuation of some security interests that may result in material future adjustments to the Successor Company's financial results.

Financial Statement Presentation. We have prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the three months ended March 31, 2005, the Company recognized the following primarily non-cash reorganization income (expense) in our financial statements:

	Predecessor
	Period from January 1 to 31,	Three Months Ended March 31,
(In millions)	2006	2005
Discharge of claims and liabilities	$ 24,389	$ -	[a]
Revaluation of frequent flyer obligations	(2,399)	-	[b]
Revaluation of other assets and liabilities	2,111	-	[c]
Employee-related charges	(898)	(7)	[d]
Contract rejection charges	(421)	-	[e]
Professional fees	(47)	(44)
Pension-related charges	(14)	(433)	[f]
Aircraft claim charges	-	(244)	[g]
Other	(12)	10
	$ 22,709	$ (718)
(a)    The discharge of claims and liabilities primarily relates to those unsecured claims arising during the bankruptcy process, such as the termination and settlement of the Company's U.S. defined benefit pension plans and other employee claims; aircraft-related claims, such as those arising as a result of aircraft rejections; other unsecured claims due to the rejection or modification of executory contracts, unexpired leases and regional carrier contracts; and claims associated with certain municipal bond obligations based upon their rejection, settlement or the estimated impact of the outcome of pending litigation. In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured creditors in exchange for the distribution of 115 million new UAL common shares and the issuance of certain other securities. Accordingly, the Company recognized a non-cash reorganization gain of $24.4 billion.

(b)    The Company revalued its Mileage Plus frequent flyer obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

(c)    In accordance with fresh-start reporting, the Company revalued its assets at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid. This resulted in a non-cash reorganization gain of $2.1 billion, primarily as a result of newly recognized intangible assets, offset partly by reductions in the fair value of tangible property and equipment.

(d)    Employee-related charges include the value of the deemed claim that the salaried and management group received upon confirmation of the Plan of Reorganization. The deemed claim was based upon the cost savings provided by this employee group during the bankruptcy process.

(e)    Contract rejection charges are non-cash costs that include our estimate of claims resulting from the Company's rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(f)    In the first quarter of 2005, the Company recognized pension curtailment charges of $433 million associated with actions taken by the PBGC to involuntarily terminate the Company's defined benefit pension plan for covered members of certain ground employees. The PBGC was appointed statutory trustee of the plan in May 2005.

(g)    Aircraft claim charges include the Company's estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

At December 31, 2005, we had liabilities subject to compromise consisting of the following:

(In millions)
Employee claims and deemed claims	$18,007
Long-term debt, including accrued interest	6,528
Aircraft-related accruals and deferred gains	6,031
Capital lease obligations, including accrued interest	1,631
Municipal bond obligations and claims	1,344
Accounts payable	260
Early termination fees	162
Intercompany accounts payable and loans	214
Other	883
$35,060

DIP Financing. At January 31, 2006, the Company's outstanding balance of its DIP Financing was $1.2 billion.    On the Effective Date, the proceeds from the Credit Facility were drawn and used to repay the DIP Financing. For further details on the Credit Facility, see Note 9, "Debt Obligations".

Fresh-Start Reporting. Upon emergence from its Chapter 11 proceedings on February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company's emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company's consolidated financial statements for periods prior to February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

Fresh-start reporting reflects the value of UAL, as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, UAL's asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The excess of reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill in the accompanying Statements of Consolidated Financial Position. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). United was allocated a reorganization value based upon the fair value of its assets and liabilities, as noted above, and certain related party transactions.

Estimates of fair value represent the Company's best estimates based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy when additional or improved information on asset and liability valuations becomes available. The Company expects that adjustments to recorded fair values may include those relating to:

  Completion of valuation reports associated with long-lived tangible and newly identified intangible assets, and certain liabilities, such as the Mileage Plus frequent flyer liability, and debt discounts which may change based on the consideration of new or improved information by the Company and its valuation consultants;
  Deferred tax assets and liabilities, which may be adjusted based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities and the determination of cancellation of indebtedness income; and
  Adjustments to recorded fair values and deferred tax assets and liabilities which could change the amount of recorded goodwill, as well as the allocation of such goodwill to reportable segments.
To facilitate the calculation of the enterprise value of UAL, we developed a set of financial projections. Based on these financial projections and with the assistance of financial advisors, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions. The estimated equity value of UAL was determined to be approximately $1.9 billion. After including certain adjustments to reflect the fair value of the assets and liabilities of United and certain related party transactions, the equity value of the Company was calculated to be approximately $2.0 billion. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.

Pursuant to the Plan of Reorganization, UAL issued debt and equity instruments to certain unsecured creditors and employees of United. At the Effective Date, United pushed down the fair value of these instruments. These newly-issued instruments consist of 5% convertible notes, UAL's obligation to issue employee convertible notes within the first six months after the Effective Date, 6% senior unsecured notes and 2% mandatorily convertible preferred stock.

As part of the provisions of SOP 90-7, we were required to adopt on February 1, 2006 all accounting guidance that was going to be effective within the subsequent twelve-month period. See Note 2(m), "Summary of Significant Accounting Policies - New Accounting Pronouncements".

The following Fresh-Start Balance Sheet illustrates the financial effects on the Company of the implementation of the Plan of Reorganization and the adoption of fresh-start reporting. This Fresh-Start Balance Sheet reflects the effect of the consummation of the transactions contemplated in the Plan of Reorganization, including settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments.

As a result of the adoption of fresh-start reporting, the Company's financial statements on or after February 1, 2006 are not comparable with its pre-emergence financial statements because they are, in effect, those of a new entity. The effects of the Plan of Reorganization and fresh-start reporting on the Company's Statements of Consolidated Financial Position are as follows (in millions):

		Fresh-Start Adjustments
	Predecessor	( a ) Settlement of Unsecured Claims	( b ) Reinstatement of Liabilities	( c ) Revaluation of Assets and Liabilities	Successor
Assets
Current assets:
Cash and cash equivalents	$ 1,596	$ -	$ -	$ -	$ 1,596
Restricted cash	818	-	-	-	818
Short-term investments	75	-	-	-	75
Receivables, net	928	-	-	10	938
Prepaid fuel	280	-	-	-	280
Receivables from related parties	204	-	-	(57)	147
Aircraft fuel, spare parts and supplies, net	203	-	-	(34)	169
Deferred income taxes	-	-	-	112	112
Prepaid expenses and other	498	-	-	107	605
	4,602	-	-	138	4,740
Operating property and equipment:
Owned -
Flight equipment	13,446	-	-	(4,831)	8,615
Advances on flight equipment	116	(25)	-	-	91
Other property and equipment	3,840	-	-	(2,520)	1,320
	17,402	(25)	-	(7,351)	10,026
Less - Accumulated depreciation and amortization	(6,156)	-	-	6,156	-
	11,246	(25)	-	(1,195)	10,026
Capital leases
Flight equipment	2,581	-	-	(1,145)	1,436
Other property and equipment	84	-	-	(69)	15
	2,665	-	-	(1,214)	1,451
Less - Accumulated amortization	(747)	-	-	747	-
	1,918	-	-	(467)	1,451
	13,164	(25)	-	(1,662)	11,477
Other assets:
Restricted cash	315	-	-	-	315
Investments	25	-	-	87	112
Goodwill	2	-	-	2,754	2,756
Intangibles, net	361	-	-	2,801	3,162
Pension assets	10	-	-	(9)	1
Aircraft lease deposits	492	-	-	-	492
Prepaid rent	66	-	-	(58)	8
Receivables from related parties	-	-	-	201	201
Other, net	557	-	-	156	713
Total other assets	1,828	-	-	5,932	7,760

Total assets	$ 19,594	$ (25)	$ -	$ 4,408	$ 23,977

		Fresh-Start Adjustments
	Predecessor	( a ) Settlement of Unsecured Claims	( b ) Reinstatement of Liabilities	( c ) Revaluation of Assets and Liabilities	Successor

Liabilities & Stockholders' Equity
Current liabilities:
Long-term debt maturing within one year	$ 13	$ -	$ 333	$ -	$ 346
Advanced purchase of miles	686	-	-	-	686
Current obligations under capital leases	20	-	77	-	97
Advance ticket sales	1,679	-	-	(14)	1,665
Accounts payable	620	-	-	8	628
Accrued salaries, wages and benefits	927	37	-	-	964
Payables to related parties	449	-	-	(201)	248
Fuel purchase commitments	280	-	-	-	280
Mileage Plus deferred revenue	698	-	-	361	1,059
Other	573	93	546	(4)	1,208
	5,945	130	956	150	7,181

Long-term debt :
DIP Financing	1,157	-	-	-	1,157
Other	141	1,130	5,301	(143)	6,429
	1,298	1,130	5,301	(143)	7,586
Long-term obligations under capital leases	97	-	1,209	(31)	1,275

Other liabilities and deferred credits:
Deferred pension liability	95	-	-	29	124
Postretirement benefit liability	1,924	-	-	60	1,984
Deferred income taxes	362	-	-	235	597
Mileage Plus deferred revenue	276	-	-	2,038	2,314
Other	521	-	79	26	626
	3,178	-	79	2,388	5,645

Liabilities subject to compromise	36,379	(27,964)	(7,545)	(870)	-
Mandatorily covertible preferred stock	-	__338	-	-	__338

Stockholders' equity:
Serial preferred stock	-	-	-	-	-
ESOP preferred stock	-	-	-	-	-
Common stock at par	-	-	-	-	-
Additional capital invested	4,213	1,952	-	(4,213)	1,952
Retained deficit	(30,243)	24,389	-	5,854	-
Receivables from affiliates	(1,237)	-	-	1,237	-
Accumulated other comprehensive loss	(36)	-	-	36	-
	(27,303)	26,341	-	2,914	1,952

Total liabilities & stockholders' equity	$ 19,594	$ (25)	$ -	$ 4,408	$ 23,977
(a)    Settlement of Unsecured Claims. This column reflects a discharge of $28.0 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Along with other creditor and employee claims incurred through the bankruptcy proceedings (i.e. by the rejection of aircraft, executory contracts, etc.), discharged liabilities include claims related to termination of the Debtor's defined benefit pension plans. Pursuant to the Plan of Reorganization, the unsecured creditors will receive 115 million new UAL common shares in satisfaction of such claims, together with certain debt securities and preferred stock. The Company recorded a $24.4 billion non-cash reorganization gain on the discharge of unsecured claims net of newly-issued securities. See Note 1, "Voluntary Reorganization Under Chapter 11 -Financial Statement Presentation" and Note 9, "Debt Obligations" for further details.

(b)    Reinstatement of Liabilities. This column reflects the reinstatement of certain secured liabilities pursuant to the terms of the Plan of Reorganization. As a result of the reinstatement of liabilities, the Company reclassified $7.5 billion of liabilities subject to compromise.

  $7.1 billion represents the reinstatement of secured debt plus accrued interest.
  $0.4 billion represents accruals for administrative and priority payments, reinstatement of certain municipal bond obligations, and other accruals of payments required under the Plan of Reorganization.
(c)    Revaluation of Assets and Liabilities. Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:
  Recognition of additional estimated fair value of $2.8 billion for international route authorities, slots and other separately-identifiable intangible assets,
  Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer liability,
  $1.3 billion to reduce the values of operating property and equipment to their estimated fair market value,
    The elimination of the predecessor entity's equity accounts, and establishment of opening equity of the successor entity,
    $0.4 billion to reduce flight equipment as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing, and
    Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.
  Additionally, goodwill of $2.8 billion was recorded to reflect the excess of the Successor Company's reorganization value over the estimated fair value of tangible and identifiable intangible assets. Changes in the fair values of these assets and liabilities from the current estimated values, as well as changes in other assumptions could significantly impact the reported value of goodwill. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

  Post-Emergence Items. Certain additional Successor Company material transactions occurred on February 2, 2006 and have been reflected in the accompanying Statements of Consolidated Financial Position as of March 31, 2006.

  Release of Segregated Funds. The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of segregated tax funds recorded as other current assets were released and reclassified to unrestricted cash.

  Credit Facility Financing Transactions. On the Effective Date, the Company received $1.4 billion in net proceeds from the Credit Facility, consisting of borrowings of $2.65 billion under the Credit Facility which includes $200 million of revolving credit consisting of $161 million in cash and $39 million in letters of credit, and the simultaneous repayment of the Company's $1.2 billion DIP Financing. For further details, see Note 9, "Debt Obligations".

  (2) Summary of Significant Accounting Policies Update

  Described below are the Successor Company's significant accounting policies which may materially differ from the policies that existed in United's most recently filed Form 10-K. These changes are a result of fresh-start reporting in accordance with SOP 90-7.

  (a)    Basis of Presentation - United is a wholly owned subsidiary of UAL. The consolidated financial statements include the accounts of United and all of our majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.
    Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006. The Company's emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006. Accordingly, the Company's consolidated financial statements for periods prior to February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

    (b)    Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Under fresh-start reporting, the Company's asset values are remeasured using fair value, which is allocated using purchase accounting in conformity with SFAS 141. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value, or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS 109.

    Estimates of fair value represent the Company's best estimates based on appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the fair value of assets and liabilities is subject to additional adjustment within one year after emergence from bankruptcy.

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

    At March 31, 2006, the Successor Company did not have any investments in debt securities that were classified as available-for-sale. The Predecessor Company had $77 million of debt securities that were classified as available-for-sale as of December 31, 2005. The Successor Company had investments in debt securities classified as held-to-maturity of $3.6 billion at March 31, 2006, and the Predecessor Company had $1.6 billion at December 31, 2005. Investments in debt securities classified as available-for-sale are stated at fair value. Investments classified as held-to-maturity are stated at cost, which approximates market due to their short-term maturities. The gains or losses from sales of available-for-sale securities are included in interest income for each respective year.

    The Successor Company had $380 million classified as short-term restricted cash at March 31, 2006 while the Predecessor Company had $643 million in short-term restricted cash at December 31, 2005, representing security for worker compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Successor Company had $482 million and the Predecessor Company had $285 million in long-term restricted cash at March 31, 2006 and December 31, 2005, respectively.

    (e)    Aircraft Fuel, Spare Parts and Supplies - In accordance with fresh-start reporting, aircraft fuel, maintenance and operating supplies were revalued to estimated fair values on February 1, 2006. Flight equipment spare parts were also stated at estimated fair value at the Effective Date. The Successor Company records fuel, maintenance, and operating supplies, as well as flight equipment spare parts, at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

    (f)    Operating Property and Equipment - Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006. The Successor Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

    Depreciation and amortization of owned depreciable assets is based on the straight-line method over the assets' estimated service lives. Leasehold improvements are amortized over the remaining term of the lease, including estimated renewal options when renewal is reasonably assured at key airports, or the estimated service life of the related asset, whichever is less. Aircraft are depreciated to estimated salvage values, generally over lives of 27 to 30 years; buildings are depreciated over lives of 25 to 45 years; and other property and equipment are depreciated over lives of 2 to 15 years.

    Properties under capital leases are amortized on the straight-line method over the life of the lease or, in the case of certain aircraft, over their estimated service lives. Lease terms are 9 to 18 years for aircraft and 40 years for buildings. Amortization of capital leases is included in depreciation and amortization expense.

    Maintenance and repairs, including the cost of minor replacements, are charged to maintenance expense as incurred, except for costs incurred under our power by the hour engine maintenance agreements, which are expensed based upon the number of hours flown. Costs of additions to and renewals of units of property are capitalized as property and equipment additions.

    (g)    Mileage Plus Awards - As a result of the application of fresh-start reporting, the Mileage Plus frequent flyer obligation was revalued at the Effective Date to reflect the estimated fair value of miles to be redeemed in the future. Outstanding miles earned by flying United or its partner carriers were revalued using a weighted average per-mile equivalent ticket value, taking into account such factors as differing classes of service and domestic and international ticket itineraries, which can be reflected in awards chosen by Mileage Plus members.

    The Successor Company also elected to change its accounting policy from an incremental cost basis to a deferred revenue model, as of the Effective Date, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar restricted fares or amounts paid to other Star Alliance partners. United's policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years. The Company recognizes revenue from the breakage of miles by amortizing such breakage over the 36-month validity period.

    At March 31, 2006, the Company had recorded deferred revenue for its frequent flyer program totaling $3.4 billion. At December 31, 2005, the Company had recorded a liability and deferred revenue for its frequent flyer program totaling $1.6 billion (consisting of $679 million for advanced purchase of miles and $923 million (of which $681 million was current) related to award travel.)

    (h)    United Express - United has capacity and prorate agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of whom we also refer to as "mainline" operations, to distinguish them from United Express regional operations.)

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

    Additionally, contractual payments made to United Express regional carriers include payments for aircraft operated by them as part of the United Express agreements. United has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express-operated aircraft are included in our lease obligations as described in Note 12, "Lease Obligations."

    United has call options on 152 regional jet aircraft currently being operated by certain United Express carriers. These options are intended to allow United to secure control over regional jets used for United Express flying in certain circumstances. The conditions under which United can exercise these call options vary by contract, but include operational performance metrics and in some cases the financial standing of one or both of the parties. At this time, none of the call options are exercisable.

    (i)    Advertising - Advertising costs, which are included in other operating expenses, are expensed as incurred. Upon adoption of fresh-start reporting, the Company changed its accounting policy to record earned Mileage Plus mileage on the deferred revenue basis. Prior to emergence from bankruptcy, the Predecessor Company recorded miles outstanding that were eligible for a mileage award on an incremental cost basis through advertising expense.

    (j)    Intangibles - Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of tangible assets and identifiable intangible assets resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade-names, the Mileage Plus customer database, airport slots and gates, certain favorable contracts, hubs, patents, and other items. Most airport slots and gates, international route authorities and trade-names are indefinite-lived and, as such, are not amortized. Instead, these indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. Definite lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets, which span periods of 1 to 20 years, except for the Mileage Plus customer database. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of members from the database.

    In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we will apply a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis or on an interim basis when a triggering event occurs. The annual impairment test date for our goodwill and indefinite-lived intangible assets is October 1. We have not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to February 1, 2006, as there have been no events or changes that would indicate that such assets are impaired.

    As discussed in Note 7, "Segment Information", we have five reportable segments that reflect the management of our business to which only three reportable segments were allocated goodwill: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reportable segment to its carrying value. If the fair value of a reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

    We expect to assess the fair value of our reportable segments considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on a comparison of similar publicly traded companies. Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs, appropriate discount rates and other relevant factors.

    The following table presents information about our intangible assets, including goodwill, at March 31, 2006 and December 31, 2005:

		Successor		Predecessor
		March 31, 2006		December 31, 2005
Asset		Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In millions)	Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Mileage Plus database	7 yrs	$ 521	$ 14	$ -	$ -
Contracts	2 to 9 yrs	211	10	-	-
Hubs	6 to 20 yrs	145	1	-	-
Airport slots and gates	1 to 9 yrs	73	2	32	19
Patents	3 yrs	70	4	-	-
Other	7 to 8 yrs	18	1	36	23
		$ 1,038	$ 32	$ 68	$ 42

Unamortized intangible assets	Indefinite
Goodwill		$ 2,756		$ 2
Route authorities		1,132		344
Trade-name		743		-
Airport slots		255		-
		$ 4,886		$ 346

    Total amortization expense recognized was approximately $1 million for one month period ended January 31, 2006, $31 million for the two month period ended March 31, 2006, and $1 million for the three month period ended March 31, 2005. We expect to record amortization expense of $136 million for the remaining nine months ended December 31, 2006, and $152 million, $92 million, $70 million and $63 million for 2007, 2008, 2009 and 2010, respectively.

    (k)    Measurement of Impairments - The Company recognizes an impairment charge when an asset's carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset's carrying value and fair market value.

    (l)    Stock Option Accounting - The Company adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

    (m)    New Accounting Pronouncements - In accordance with SOP 90-7, we are required to adopt all new accounting pronouncements upon emergence from bankruptcy, if they have effective dates within one year of the date of adoption of fresh-start reporting. The Company adopted fresh-start reporting on February 1, 2006. In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We are currently evaluating the new statement to determine the potential impact, if any, this would have on our financial results.

    (n)    Tax Contingencies - We have recorded reserves for taxes and associated interest in accordance with SFAS No. 5, "Accounting for Contingencies", that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken by the Company on previously filed tax returns are reasonable, we nevertheless have established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. Our tax contingency reserves are reviewed periodically and are adjusted as events occur that affect our estimated liability for additional taxes, such as the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting our estimates of tax liabilities, or the rendering of court decisions affecting our estimates of tax liabilities.

  (3) Stock Option Accounting

  The Company adopted SFAS 123R effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123R, this accounting treatment was optional with pro forma disclosures required.

  Predecessor Company - As of January 31, 2006, a total of 9 million stock options were outstanding. UAL did not issue any stock options or restricted shares during 2005 or 2004. Under the confirmed Plan of Reorganization, these stock options were canceled upon the Effective Date. No material stock-based compensation expense was incurred for these options for the month of January 2006.

  Successor Company - As part of the Plan of Reorganization, the Bankruptcy Court approved the DEIP and MEIP share-based compensation plans.

  Director Equity Incentive Plan. The Nominating/Governance Committee of the UAL Board (the "Governance Committee") is authorized to grant equity-based awards ("DEIP Awards") to non-employee directors of UAL. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

    non-qualified UAL stock options,
    stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of UAL common stock at the time of exercise over the grant price of the stock appreciation right, stock awards to be granted at no cost to the participant, including grants in the form of UAL restricted stock and UAL unrestricted stock, annual compensation in the form of credits to a participant's share account established under the DEIP, and shares of UAL common stock in lieu of receipt of all or any portion of cash amounts payable by the Company to a participant ("Director Cash Compensation") including retainer fees, board attendance fees and committee fees (but excluding expense reimbursements and similar items).
  The shares may be issued from authorized and unissued shares of UAL common stock or from UAL's treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of UAL common stock on the date of grant.

  Each option granted under the DEIP will generally expire 10 years after its date of grant. If the participant ceases to serve as a director for any reason other than a "qualified retirement" (i.e., has attained age 60 and has completed five years or more of continuous service as a member of the Board), then the option will remain exercisable until the earlier of the expiration of five years after the date of separation or the remaining term of the option.

  As of March 31, 2006, a total of 90,000 shares were granted to non-employee UAL directors and accordingly, $3 million of related expense was recognized. The number of shares available for future grants at March 31, 2006 was 85,000.

  Management Equity Incentive Plan. Under the MEIP share-based compensation plan, the Human Resources Subcommittee of the UAL Board (the "HR Subcommittee") is authorized to grant equity-based and other performance-based awards ("Awards") to executive officers and other key management employees of the Company and its subsidiaries.

  All executive officers and other key management employees of the Company and its subsidiaries are eligible to become participants in the MEIP. The HR Subcommittee will select from time to time, from among all eligible individuals, the persons who will be granted an Award. The MEIP authorizes the HR Subcommittee to grant any of a variety of incentive Awards to participants, including the following:

    UAL stock options, including both tax qualified and non-qualified options, stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of UAL common stock at the time of exercise over the grant price of the stock appreciation right, stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the HR Subcommittee are met, and performance-based awards, in which the HR Subcommittee may grant a stock award that will entitle the holder to receive a specified number of shares of UAL common stock, or the cash value thereof, if certain performance goals are met.
  The shares may be issued from authorized and unissued shares of UAL common stock or from UAL's treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the MEIP will not be less than the fair market value of a share of UAL common stock on the date of grant.

  As of March 31, 2006, a total of 3.8 million UAL restricted shares had been awarded to participants. Under SFAS 123R, the fair value of these grants was based upon the volume weighted average share price on the date of grant. Total compensation expense of $34 million was recognized during the two-month period ending March 31, 2006.

  In addition, as of March 31, 2006, stock options to purchase 5.7 million shares of UAL common stock had been awarded to plan participants. Compensation expense of $32 million was recognized for these awards during the two month period ended March 31, 2006. The number of restricted shares and stock options to purchase shares of UAL common stock available for future grants at March 31, 2006 was 277,750.

  The fair value of options is determined at the grant date using a Black-Scholes option pricing model, which requires us to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL common stock is assumed to be zero since UAL does not pay dividends and has no current plans to do so in the future.

  The volatility assumptions were based upon historical volatilities of comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. Due to its emergence from bankruptcy, historical volatility data for UAL was not considered in determining expected volatility. The Company also considered implied volatility data for both UAL and comparable airlines, using current exchange traded options.

  The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, "Share-Based Payments".

  The table below summarizes stock option activity pursuant to the MEIP for the period February 1 through March 31, 2006:

Options		Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	-	-	-	-

Granted	5,757,445	$35.25
Exercised	-	-
Canceled	(17,377)	$35.25
Outstanding at end of period	5,740,068	$35.25	5.8	$ 27

Exercisable at end of period	-	-	-	-

  The weighted-average fair value of options granted during the first quarter of 2006 was determined to be $21.43 based on the following weighted-average assumptions:

Risk-free interest rate	4.7%
Dividend yield	0%
Expected market price volatility of our common stock	57%
Expected life of options (years)	5.8

  The following tables summarize the range of exercise prices and the weighted average remaining contractual life of the options outstanding and the exercise prices for the options exercisable at March 31, 2006:

Exercise prices	Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$34.18	1,913,200	5.8	$34.18
$35.91	1,913,405	5.8	$35.91
$35.65	1,913,463	5.8	$35.65

Total outstanding	5,740,068	5.8	$35.25

  There were no stock options exercisable as of March 31, 2006.

  The table below summarizes restricted stock activity for the period February 1 through March 31, 2006:

	Restricted Stock	Grant Price
Outstanding at beginning of period	-	-

Granted	3,818,705	$36.95
Exercised	-	-
Terminated	(11,523)	$36.95
Outstanding at end of period	3,807,182	$36.95

  (4) Income Taxes

  For the one month ended January 31, 2006, two months ended March 31, 2006 and three months ended March 31, 2005, United incurred both a regular and an alternative minimum tax ("AMT") loss. The primary differences between our regular tax loss and AMT loss are certain depreciation adjustments and preferences.

  In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax asset will be realized. For periods 2005 through 2006, we recorded a valuation allowance against our deferred tax assets.

  Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at March 31, 2006 and December 31, 2005 are as follows:

	Successor		Predecessor
(In millions)	March 31, 2006		December 31, 2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
	Assets	Liabilities	Assets	Liabilities
Employee benefits, including
postretirement medical and ESOP	$ 1,495	$ -	$ 5,470	$ 28
Depreciation, capitalized interest
and transfers of tax benefits	-	2,662	-	3,445
Federal and state net operating loss
Carry forwards	2,893	-	2,688	-
Mileage Plus deferred revenue	945	-	50	-
Gains on sale and leasebacks	-	-	69	-
Rent expense	-	8	525	-
AMT credit carry forwards	291	-	294	-
Intangibles	-	1,056	18	-
Restructuring charges	460	-	4,457	-
Other	1,603	1,596	1,517	1,489
Less: Valuation allowance	(2,850)	-	(10,494)	-
	$ 4,837	$ 5,322	$ 4,594	$ 4,962

  As a result of the Company's emergence from bankruptcy, the Company has an excess tax deduction of $930 million that has not been realized. The excess tax deduction results from the Company receiving a tax deduction for the fair value of the UAL common stock issued to unsecured creditors pursuant to the Plan of Reorganization. The Company will recognize this excess tax deduction when it is realized pursuant to SFAS 123R.

  At March 31, 2006, United and its subsidiaries had $291 million of federal AMT credits, $2.6 billion of federal tax benefits and $0.3 billion of state tax benefits, resulting from $7.5 billion of net operating losses which may be carried forward to reduce the tax liabilities of future years. If not utilized, the federal tax benefits of $0.2 billion expire in 2022, $1.2 billion expire in 2023, $0.4 billion expire in 2024, $0.5 billion expire in 2025 and $0.1 billion expire in 2026 and $0.2 billion expire in 2027. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

  We have determined that it is more likely than not that our net deferred tax asset at March 31, 2006, will be realized through the reversals of existing deferred tax credits.

  At March 31, 2006, the federal and state net operating loss carryforwards were reduced by discharge of indebtedness income of $1.1 billion that resulted from the bankruptcy proceedings. In addition, an Internal Revenue Code Section 382 change of ownership occurred for UAL upon emergence from bankruptcy and issuance of new common stock.

  (5) Retirement and Postretirement Plans

  Our net periodic benefit cost included the following components:

	Pension Benefits
	Successor	Predecessor
	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,
	2006	2006	2005
Service cost	$ 2	$ 1	$ 38
Interest cost	2	1	221
Expected return on plan assets	(2)	(1)	(182)
Amortization of prior service
cost/(credit)	-	-	8
Amortization of transition obligation	-	-	-
Curtailment charge	-	-	433
Settlement losses, net	-	-	(15)
Recognized actuarial loss	-	-	47
Revaluation of liability	-	43	-
Net periodic benefit costs	$ 2	$ 44	$ 550
(In millions)	Other Benefits
	Successor	Predecessor
	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,
	2006	2006	2005
Service cost	$ 6	$ 3	$ 12
Interest cost	21	11	35
Expected return on plan assets	(1)	(1)	(2)
Amortization of prior service
cost/(credit)	-	(13)	(38)
Recognized actuarial loss	-	8	26
Revaluation of liability	-	73	-
Net periodic benefit costs	$ 26	$ 81	$ 33

  Upon emergence from bankruptcy on February 1, 2006, the Company completed a revaluation of the post-retirement liabilities using census data as of January 1, 2006, and updating the assumed discount rate from a weighted average of 5.68% (as of December 31, 2005) to 5.84% (as of February 1, 2006), resulting in a reduction of the net accumulated benefit obligation by approximately $28 million. In accordance with SOP 90-7, we also accelerated the recognition of $73 million in net unrecognized actuarial and prior service gains and losses upon emergence as reorganization expense. We also accelerated the recognition of all net unrecognized actuarial and prior service gains and losses pertaining to our foreign pension plans upon emergence, and recorded a reorganization expense of $43 million thereon.

  After the PBGC commenced its Involuntary Termination Proceeding and sought a December 30, 2004 termination date, the Company suspended payment of ALPA non-qualified pension benefits pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending a termination in the Involuntary Termination Proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of an order terminating the Pilot Plan. However, United appealed that order and placed the funds necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court's termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company's appeal of the Bankruptcy Court's October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court's termination order. The Company filed a notice of appeal of the District Court's ruling to the Court of Appeals. The Court of Appeals has set deadlines for the Company to file its opening brief on June 5, 2006, for URPBPA to file a response brief on July 5, 2006, and for the Company to file a reply thereto on July 19, 2006. The Court of Appeals has not yet scheduled oral argument.

  In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company's obligation to pay non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court's ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court's order. United agreed with URPBPA and ALPA to pay the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million, into an escrow account. On April 19, 2006, the Bankruptcy Court transmitted the records with respect to these appeals to the District Court. The District Court has scheduled a status date of May 25, 2006. The parties have filed a joint motion to consolidate those appeals, which is set for hearing on May 25, 2006.

  In January 2005, United filed a motion seeking approval of a restructuring agreement with ALPA regarding ALPA's collective bargaining agreement pursuant to Section 363(b) of the Bankruptcy Code. The Bankruptcy Court approved the ALPA agreement over the objections of various parties. The active pilots ratified the agreement, and the Bankruptcy Court entered an order approving the ALPA agreement (the "ALPA Order"). In February 2005, URPBPA filed its notice of appeal of the ALPA Order based principally on the allegation that United was unfairly treating the retired pilots by not distributing the same unsecured notes to the retired pilots that it was distributing to the active pilots pursuant to the ALPA agreement. In June 2005, the District Court entered an order and memorandum opinion dismissing URPBPA's appeal of the ALPA Order. URPBPA appealed the District Court's judgment to the Court of Appeals. In March 2006, the Court of Appeals decided this appeal in United's favor by affirming the ruling of the District Court. In particular, the Court concluded that the Company did not have an obligation to include the retired pilots in the Company's negotiations with ALPA or to provide the retired pilots with any consideration under the ALPA agreement. URPBPA has until June 29, 2006 to petition for a writ of certiorari from the Supreme Court.

  With the termination of the Company's defined benefit retirement plans (see Note 1, "Voluntary Reorganization Under Chapter 11 - Significant Matters Remaining to be Resolved in Chapter 11 Cases" items (e) through (h) for further details on pending matters), the Company has reached agreements with all of its employee groups to implement replacement plans, largely defined contribution plans. Contributions under the Company's defined contribution plans are based on matching percentage, years of service or employee eligible earnings.  The International Association of Machinists ("IAM") replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of that company. The IAM replacement plan took effect as of March 1, 2006, while all others were in effect for the entire quarter ended March 31, 2006. During the first quarter of 2006, the Company recorded expense of $52 million for all of the defined contribution employee retirement plans.

  (6) Restricted Cash

  At March 31, 2006, United had $862 million in restricted cash (of which $380 million is classified as current), primarily representing security for workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. There can be no assurance that these institutions will not require additional levels of security deposits or reserve holdbacks.

  (7) Segment Information

  We have five reportable segments that reflect the management of our business: North America, the Pacific, the Atlantic, Latin America and UAL Loyalty Services, LLC ("ULS"). For internal management and decision-making purposes, we have allocated expenses and revenues (as incorporated in our consolidated financial statements) to these segments as follows:

(In millions)	Period February 1 to March 31, 2006 (Successor)
						Inter-	United
	North			Latin		Segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 1,957	$ 496	$ 296	$ 101	$ 156	$ -	$ 3,006
Intersegment revenue	54	18	10	4	13	(99)	-
Net income (loss)	(136)	(75)	(28)	(24)	48	-	(215)

Goodwill	$ -	$ 725	$ 659	$ -	$ 1,372	$ -	$ 2,756
(In millions)	Period January 1 to January 31, 2006 (Predecessor)
						Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 905	$ 265	$ 158	$ 51	$ 75	$ -	$ 1,454
Intersegment revenue	29	11	6	2	7	(55)	-
Net income (loss) before
reorganization items	$ (81)	$ (5)	$ (13)	$ (10)	$ 26	$ -	$ (83)
(In millions)	Three Months Ended March 31, 2005 (Predecessor)
						Inter-	United
	North			Latin		segment	Consolidated
	America	Pacific	Atlantic	America	ULS	Elimination	Total
Revenue	$ 2,403	$ 697	$ 464	$ 127	$ 225	$ -	$ 3,916
Intersegment revenue	63	24	13	4	17	(121)	-
Net income (loss) before
reorganization items	$ (298)	$ (33)	$ (38)	$ (19)	$ 94	$ -	$ (294)

  A reconciliation of the total amounts reported by reportable segments to the applicable amounts in the consolidated financial statements follows:

	Successor	Predecessor
	Period from February 1 to March 31,	Period from January 1 to January 31,	Three Months Ended March 31,
(In millions)	2006	2006	2005
Total loss for reportable segments	$ (215)	$ (83)	$ (294)
Reorganization items, net	-	22,709	(718)
Net income (loss)	$ (215)	$22,626	$(1,012)

  United's operations involve an insignificant level of dedicated revenue-producing tangible assets by reportable segment as the overwhelming majority of the Company's revenue producing tangible assets (primarily U. S. registered aircraft) generally can be deployed in any of its reportable segments, as any given aircraft may be used in multiple segments on any given day. ULS had $1.9 billion in total assets as of March 31, 2006.

  In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reportable segment to calculate an estimated purchase price for such segment. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that segment. Any excess purchase price is the amount of goodwill assigned to that reporting unit. As stated above, the overwhelming majority of the Company's revenue producing assets and the related liabilities relate to aircraft that may be used in multiple segments on any given day. As a result, the Company allocated such asset values and the related liabilities on the basis of available seat miles flown in each segment. To the extent that individual assets and liabilities could be assigned directly to specific segments, those assets and liabilities were assigned to such segments. In accordance with SFAS 141, any adjustments to the preliminary allocation of reorganization value could change the amount of recorded goodwill and the allocation of such goodwill to the reportable segments.

  (8) Comprehensive Income (Loss)

  We include in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting. For the one month period ended January 31, 2006, two month period ended March 31, 2006 and three month period ended March 31, 2005, total comprehensive income (loss) amounted to $22.6 billion, $(207) million and $(1.0) billion, respectively.

  (9) Debt Obligations

  In accordance with the Plan of Reorganization, the Company reinstated certain secured aircraft debt, entered into the Credit Facility, guaranteed UAL's newly-issued debt and securities and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings), which consist of the following:

(in millions)	March 31, 2006
Secured notes, 3.72% to 9.52%, due 2014	$ 5,300
Credit Facility, 8.6%, due 2012	2,800
Employee convertible notes, due 2021	726
6% senior subordinated notes, due 2031	500
5% senior convertible notes, due 2021	150
Total debt	9,476
Less: unamortized debt discount	(279)
Less: current portion	(346)
Long-term debt, less current portion	$ 8,851

  Credit Facility. On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. ("JPMCB") and Citicorp USA, Inc. ("CITI"), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provides for a total commitment of up to $3.0 billion, comprised of two separate tranches: (i) Tranche A consisting of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors, and (ii) Tranche B consisting of a term loan commitment of up to $2.45 billion available at the time of closing and additional term loan commitments of up to $350 million available upon, among other things, United's acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United's 1997-1 EETC financing. The Credit Facility matures on February 1, 2012.

  Borrowings under the Credit Facility bear interest at a floating rate, which can be either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest is payable on the last day of the applicable interest period but in no event less than quarterly. The Company has since entered into an interest rate swap whereby it fixed the rate of interest for the term loan to 5.14% plus a fixed credit margin. For further details, see Note 10, "Financial Instruments and Risk Management". At any time prior to February 1, 2007, United may use the proceeds from any lower-cost refinancing to redeem some or all of the term loans at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of redemption.

  The obligations under the Credit Facility are unconditionally guaranteed by UAL and certain of the direct and indirect domestic subsidiaries of UAL (other than United) (the "Guarantors"), and are secured by a security interest in substantially all of the tangible and intangible assets of the Guarantors. The obligations under the Credit Facility are also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of UAL and United, except that a pledge of any first-tier foreign subsidiary is limited to 65% of the stock of such subsidiary and such foreign subsidiaries are not required to pledge the stock of their subsidiaries.

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

  United used $2.65 billion of the borrowings under the Credit Facility at the Effective Date to finance working capital needs and for other general corporate purposes, including repayment of the borrowings outstanding under the DIP Financing. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million of the delayed draw term loan. We expect to be in compliance with Credit Facility covenants, but there are no assurances we will be able to do so. Failure to comply with our Credit Facility covenants could result in a default under the Credit Facility unless we obtain a waiver of, or otherwise mitigate, the default. Additionally, the Credit Facility contains a cross-default provision with respect to defaults on our other credit arrangements that exceed $40 million. A default could result in a termination of the Credit Facility and a requirement to accelerate repayment of all outstanding borrowings.

  As of March 31, 2006, the Company had outstanding borrowings of $2.8 billion at an interest rate of 8.6%. In addition, letters of credit were issued under the Credit Facility in an aggregate amount of $39 million. The Company is in compliance with the Credit Facility covenants.

  Push Down of UAL Securities. Pursuant to the Plan of Reorganization, UAL issued debt and equity instruments to certain unsecured creditors and employees of United. The following instruments ahave been pushed down to United and are reflected as debt of United as part of fresh-start reporting:

  Employee Convertible Notes. In accordance with the Plan of Reorganization, UAL will issue convertible notes to certain employees, including employees under collective bargaining agreements, within six months after the Effective Date. The notes are convertible into UAL common stock at a conversion price of $46.86 per common share. As of February 1, 2006, UAL had recorded long-term debt of $725 million and an embedded derivative of $1 million.

  As stated in the various agreements, the following terms and conditions are to be contained in these notes upon issuance:

    As of the Effective Date, an interest rate on these employee convertible notes has not been established. The parties are to establish an interest rate no later than 30 days prior to the issuance date of these notes. Such interest rate is to be set such that these notes will trade at par value, or better, on the date of issuance.
    These notes are to be unsecured, have a term of 15 years from the date of issuance and will not require any payment of principal prior to maturity. Interest is to be payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of UAL, in UAL common stock.
    After issuance, these employee convertible notes may be converted into UAL common stock, at any time, at a per share price of $46.86. These employee convertible notes are to be callable in cash or UAL common stock, under certain conditions, 5 years after the issuance date. In addition, UAL will have the option to repurchase these notes on the 5th and 10th anniversary of the date of issuance, payable in cash or UAL common stock.
  Newly-issued Debt and Equity Instruments.
    5% senior convertible notes were issued on the Effective Date to certain holders of the O'Hare municipal bonds. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of UAL, in UAL common stock. These 5% senior convertible notes may be converted into UAL common stock, at any time, at a per share price of $46.86. These notes are callable in cash or in UAL common stock, under certain conditions, 5 years after the issuance date. In addition, UAL has the option to repurchase these notes on the 5th and 10th anniversary of the date of issuance, payable in cash or UAL common stock.
    6% senior subordinated notes were issued to the PBGC on the Effective Date. These notes are unsecured, mature 25 years from issuance date and do not require any payment of principal prior to maturity. Interest is payable semi-annually, in arrears. Interest may be paid with in kind notes or in UAL common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value.
  (10) Financial Instruments and Risk Management

  In the one month ended January 31, 2006, the Company had no hedges in place. In the two months ended March 31, 2006, the Successor Company entered into cash flow hedges and economic hedges. Instruments designated as cash flow hedges receive favorable accounting treatment under SFAS 133, as long as the hedge is effective and the underlying transaction is probable. If both factors are present, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged.

  Instruments classified as designated economic hedges do not qualify for hedge accounting under SFAS 133. Under this classification all changes in the fair value of these contracts are recorded in operating income with the offset to either current assets or liabilities each reporting period.

  Instruments classified as an undesignated fuel hedge do not qualify for SFAS 133 accounting treatment. Due to the nature of these instruments all changes in the fair value of these contracts are recorded in non-operating income with the offset to either current assets or liabilities each reporting period.

  Aircraft Fuel Hedges. In the one month ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the two months ended March 31, 2006, the Successor Company entered into and exercised aircraft fuel hedges for its mainline and regional affiliate operations that were classified as economic hedges. The Successor Company used call options to hedge a portion of its price risk related to projected fuel requirements. Each call option was entered into and exercised within the same month. The Successor Company recognized income of $9 million that was classified as mainline fuel expense and Regional affiliates expense in the Statement of Consolidated Operations.

  In the three months ended March 31, 2005, the Predecessor Company recognized income of $42 million (which included income of $4 million relating to the options' time-value and $3 million as a result of ineffective hedges) in non-operating income mainly due to non-designated fuel hedges.

  At March 31, 2006, the Company had no fuel hedges in place.

  Interest Rate Swap. In the two months ended March 31, 2006, United entered into an interest rate swap whereby it fixed the interest rate on $2.45 billion of floating-rate debt.  As a result, the Company will pay on an ongoing basis the LIBOR swap rate of 5.14% (which includes a small credit-related charge) plus the fixed credit margin on the underlying financing facility.  The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

  The Company will use interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company's interest rate hedging policy. These instruments are designated as cash flow hedges under SFAS 133. Per SFAS 133, as long as the hedge is effective and the underlying transaction is probable, the effective portion of the changes in fair value of these contracts is recorded in accumulated other comprehensive income (loss) until earnings are affected by the cash flows being hedged. Assuming prevailing interest rates, the fair value of our interest rate derivative agreements is the estimated amount that we would pay or receive to terminate the agreements. The Company recognized $8 million in accumulated other comprehensive income for the two months ended March 31, 2006.

  (11) Commitments and Contingencies

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

  Commitments. At March 31, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments.  Our current commitments would require the payment of an estimated $0.1 billion in 2006, $0.1 billion for combined years 2007 and 2008, $0.1 billion for years 2009 and 2010 and $2.2 billion thereafter primarily for the purchase of A319 and A320 aircraft.  However, the Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft.

  (12) Lease Obligations

  United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, during our reorganization we assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. During bankruptcy, the Company also entered into numerous aircraft financing term sheets with financiers, some of which were implemented prior to the Effective Date, and others which were implemented on the Effective Date. These term sheets required the Company to apply lease modification testing as of fresh-start, which resulted in the reclassification of some financings as capital leases or operating leases for the Successor Company, which were different from classifications for the Predecessor Company.

  In connection with fresh-start reporting, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was established in the Statements of Consolidated Financial Position on the Effective Date, representing the net present value of the differences between stated lease rates and the fair market rates.  These deferred amounts are amortized on a straight-line basis as an increase to aircraft rent expense over the applicable remaining lease periods, generally one to 18 years.

  At March 31, 2006, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Leases		Capital
	Aircraft	Non-aircraft	Leases
Payable during -
2006	$ 540	$ 363	$ 156
2007	755	459	246
2008	731	445	307
2009	702	435	176
2010	676	421	419
After 2010	2,261	3,414	855
Total minimum lease payments	$ 5,665	$ 5,537	$ 2,159
Imputed interest (at rates of 1.5% to 10.0%)			(652)
Present value of minimum lease payments			1,507
Current portion			(115)
Long-term obligations under capital leases			$1,392

  As of March 31, 2006, we leased 225 mainline aircraft, 50 of which were under capital leases. These leases have initial terms of 5 to 26 years, and expiration dates ranging from 2006 through 2024. Under the terms of most leases, we have the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others at fair market value or a percentage of cost. Additionally, the above amounts include lease payments related to our United Express contracts for 37 aircraft under capital leases and 237 aircraft under operating leases as described in Note 2(h), "Summary of Significant Accounting Policies - United Express."

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

  In connection with the financing of certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at March 31, 2006 an aggregate 397 million euros ($481 million) and $16 million in US denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the accompanying Statements of Consolidated Financial Position.

  (13) Statement of Consolidated Cash Flows - Supplemental Disclosures

  Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Successor	Predecessor
(In millions)	Period from February 1 to March 31,	Period from January 1 to 31,	Three Months Ended March 31,
	2006	2006	2005
Cash paid during the period for:
Interest (net of amounts capitalized)	$ 102	$ 35	$ 104
Income taxes	-	-	-

Non-cash transactions:
Capital lease obligations incurred	$ 137	$ -	$ -
Decrease in pension intangible assets	-	(4)	-
Net unrealized gain on derivatives	8	24	-

  In addition to the above non-cash transactions, see Note 1, "Voluntary Reorganization Under Chapter 11" and Note 9, "Debt Obligations" for further post-emergence transactions.

  (14) Advanced Purchase of Miles

  In October 2005, we entered into an amendment to our agreement with Chase Bank USA N.A. ("Chase") regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles.

  In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provided for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time. As of March 31, 2006, the total advance purchase of miles was $696 million. Based upon the granting of the security interest, such advance purchases have been classified as debt in the attached Statements of Consolidated Financial Position.

  (15) Related Party Transactions

  Air Wis Services, Inc., a wholly owned subsidiary of UAL, owns Air Wisconsin, Inc. At January 31, 2006 and December 31, 2005, United had outstanding loans to Air Wisconsin, Inc. in the amount of $115 million and $114 million, respectively. As a result of the bankruptcy filing, these loans were classified as liabilities subject to compromise and were subsequently eliminated upon exit. Air Wisconsin, Inc. and Air Wis Services, Inc. have no relationship to Air Wisconsin Airlines Corporation, which is an independent regional carrier.

  As of result of the bankruptcy filing in the predecessor period, we reclassified all intercompany accounts receivable to equity and all intercompany accounts payable to liabilities subject to compromise. At exit, certain intercompany balances were eliminated and the remainder were reclassified to their pre-bankruptcy categories.

  (16) Mandatorily Convertible Preferred Stock

  The following instrument has been pushed down to United and is reflected on United's books as part of fresh-start reporting:

  The 2% convertible UAL preferred stock was issued by UAL to the PBGC on the Effective Date.  The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into new UAL common stock at a conversion price of $46.86 per common share; with dividends payable in kind semi-annually; the UAL preferred stock will rank pari passu with all current and future UAL or United preferred stock; and will be redeemable at any time at $100 par value at the option of the issuer; and will be non-transferable until two years after the issuance date.  The UAL preferred stock is mandatorily convertible 15 years from the date of issuance.  This preferred stock is also redeemable upon a fundamental change or a change in ownership as defined for transactions in which UAL is not the surviving entity.  At March 31, 2006, the entire issue amount of $338 million remained outstanding, which was recorded at its estimated fair value on February 1, 2006.

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

  United's operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad.  United provides these services through full-sized jet aircraft (which we refer to as our "mainline" operations), as well as smaller aircraft in its regional operations conducted under contract by "United Express®" carriers.

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

  On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). In connection with emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7. Thus, the consolidated financial statements prior to February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting incorporating the fair value adjustments made in recording the effects of fresh-start reporting. Therefore, the post-emergence periods are not comparable to the pre-emergence periods. However, for discussions on the results of operations, the Company has combined the results for the one month ended January 31, 2006 and two months ended March 31, 2006. The combined periods have been compared to the three months ended March 31, 2005. The Company believes that the combined financial results provide management and investors a better perspective of the Company's core business and on-going operational financial performance and trends for comparative purposes.

  The Company believes its restructuring has made United competitive with network airline peers. In every year of the restructuring, beginning in 2003, the Company has improved its financial performance. The Company's financial results clearly demonstrate this progress - despite continued increases in fuel price. While the cost of mainline fuel has increased more than $2.0 billion since 2002, the Company has reduced operating losses by approximately $2.6 billion over the same period.

  In the combined first quarter of 2006, the Company reported an operating loss of $168 million, an improvement of $71 million, or 30%, as compared to the operating loss of $239 million reported in the first quarter of 2005.

  The Company reported significant improvements in revenue performance year-over-year. Consolidated revenues increased by $544 million between periods, increasing by 14% between quarters. Strong revenue improvement was experienced by both mainline and regional express passenger operations between quarters.

  Consolidated operating expenses increased by $473 million between quarters. Fuel expense growth (mainline and regional affiliates) accounted for $314 million of the total operating expense growth between years, due to significant increases in the cost of jet fuel. Salary and related costs increased $52 million, primarily due to stock-compensation expense recognized upon adoption of FAS 123R in the first quarter to account for the MEIP and DEIP plans approved upon exit from bankruptcy.

  In the first quarter of 2006, non-operating income increased by $23.3 billion to $22.6 billion (including reorganization income of $22.7 billion), from non-operating expense of $773 million (including reorganization expense of $718 million) in the first quarter of 2005. Interest expense accounted for $61 million of this increase. Interest cost on the Credit Facility in the first quarter of 2006 was higher than interest cost for the DIP Financing in the prior year, primarily due to a significantly higher outstanding principal balance between periods. The Company also recorded non-cash interest costs in the 2006 quarter associated with the amortization of various discounts which were recorded to adjust aircraft mortgage, operating and capital lease financings to fair value at the date of adoption of fresh-start reporting.

  The Company recorded a net reorganization gain of $22.7 billion in the combined first quarter of 2006, which was driven by the discharge of over $24.4 billion of claims and liabilities that had been recognized during the three-year restructuring process which began in late 2002. Reorganization charges in the first quarter of 2005 were $718 million.

  The Company ended the first quarter of 2006 with total cash, including restricted cash, of $4.5 billion. Operating cash flows during the combined first quarter of 2006 were $457 million, and total available cash was significantly increased by the replacement of the DIP Financing with the Credit Facility on February 2, 2006.

  Commitments and Contingencies

  Capital Commitments. At March 31, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments.  Our current commitments are primarily for the purchase of A319 and A320 aircraft.  The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft.  For further details, see Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

  Contingencies. During the course of our Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, the following material matters remain to be resolved in the Bankruptcy Court. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - Bankruptcy Considerations" in the Notes to the Consolidated Financial Statements.

  Section 1110 Aircraft Restructuring.  The Company negotiated with its aircraft lessors and lenders to restructure debt and lease financings to reduce aircraft ownership costs to current market rates, and was successful in reaching agreements to restructure such transactions with respect to a majority of our financed aircraft. However, certain aircraft financings are still unresolved and subject to the settlement of pending litigation. United cannot accurately predict the outcome of this litigation, which could potentially have a material adverse impact on the Company.

  Municipal Bond Obligations. The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company's bankruptcy filing, we were not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may be unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company had either settled or rejected certain pre-petition debt associated with the municipal bonds. The ultimate disposition of a portion of the outstanding municipal bond obligations remains subject to the uncertain outcome of pending litigation. Even if a portion of the obligations are determined to be financings and not true leases, there is likely to remain an issue regarding the extent to which those financings would be considered secured by an interest in the value of the underlying leasehold, if any.

  Pension Terminations. Currently, there is a dispute as to whether the Pilot Plan was effectively terminated by order of the Bankruptcy Court under ERISA Section 4042 with a termination date of December 30, 2004. URPBPA and the PBGC filed notices of appeal with the District Court and in February 2006, the Bankruptcy Court's order was reversed based on a determination that the Bankruptcy Court lacked "core" jurisdiction over the Involuntary Termination Proceeding. However, the District Court did not address the substantive merits of the Bankruptcy Court's ruling. The District Court remanded the proceedings to the Bankruptcy Court. The Bankruptcy Court submitted proposed findings and conclusions of law to the District Court for review and the matter has been fully briefed. On May 3, 2006, the District Court heard oral arguments and has indicated that it expects to rule on this matter in June 2006. The District Court's determination (and that of any court considering an appeal of the District Court's order) regarding the termination of the Pilot Plan may have a material adverse effect on the Company's financial performance.

  There is also a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the Involuntary Termination Proceeding. The Bankruptcy Court had previously required the Company to continue paying these benefits until entry of the Bankruptcy Court's order terminating the Pilot Plan. This was appealed by the Company and the funds necessary to pay non-qualified benefits for the month of October were placed in a segregated account. During the first quarter of 2006, the District Court dismissed the Company's appeal in light of its own decision to reverse the Bankruptcy Court's termination order for the qualified Pilot Plan. The Company has appealed the District Court's ruling with respect to the continuing payment of non-qualified benefits, and further litigation proceedings on the appeal are currently scheduled for the second quarter of 2006. In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits through January 31, 2006. The Company has appealed this ruling to the District Court, which is scheduled to be heard on May 25, 2006.

  Objection to the Plan of Reorganization Confirmation. URPBPA has filed a notice of appeal of the order confirming the Plan of Reorganization.  If the Bankruptcy Court were to grant the appeal, it could have a materially adverse effect on the Company.

  Legal and Environmental. UAL has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations.

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

  On the Effective Date, United implemented fresh-start reporting in accordance with SOP 90-7. As a result of the application of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements for the period February 1, 2006 to March 31, 2006. However, for management's discussion and analysis of the results of operations, the three months ended March 31, 2006 have been compared to the three months ended March 31, 2005. The Company believes that the reported non-GAAP financial results provide management and investors a better perspective of the Company's on-going financial and operational performance and trends by combining the periods for this purpose. References to "Successor Company" refer to United on or after February 1, 2006, after giving the effect to the application of fresh-start reporting. References to "Predecessor Company" refer to United prior to February 1, 2006. For detailed information concerning the effects of the adoption of fresh-start reporting on the balance sheet of the Successor Company, see Note 1, "Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting".

  Summary of Results

  For the three month periods ended March 31, 2006 and 2005, we reported losses from operations of $168 million and $239 million, respectively, and we reported net income (loss) of $22.4 billion and $(1.0) billion for the same respective periods. For the one month ended January 31, 2006, the Predecessor Company recognized a gain of $24.4 billion on the discharge of claims and liabilities pursuant to the terms of the confirmed Plan of Reorganization. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - Financial Statement Presentation and Fresh-Start Reporting".

  The $71 million improvement in the Company's operating results for the combined three month period ending March 31, 2006, as compared to the same period of 2005, is primarily a result of increased passenger yield partially offset by higher fuel costs.

  Operating Revenues. Compared to the same quarter last year, total operating revenue increased $544 million, or 14 percent, with mainline operating revenue per available seat mile ("RASM") increasing 11 percent.

  Strong demand, industry capacity restraint, yield improvements and our differentiated customer product strategy all contributed to a $485 million increase in total passenger revenue and a 12 percent increase in consolidated passenger unit revenue ("PRASM") for the quarter. Mainline traffic increased by 3 percent on a 1 percent increase in capacity, resulting in a 1 point increase in load factor. The higher load factor along with a 9 percent increase in yield produced an 11 percent year-over-year increase in mainline PRASM. Regional affiliate PRASM was 13 percent higher than last year driven by a 9 percent increase in yield and a 3 point increase in load factor.

  Cargo revenue increased $8 million or 5% year over year due primarily to improved yield and higher fuel surcharge revenues. Other revenue increased $51 million compared to the same quarter last year, primarily due to an increase in UAFC third-party fuel trading revenue.

  The table below sets forth selected operating data by reportable segment and regional affiliates for UAL consolidated operations:

	(b) North America	Pacific	Atlantic	Latin	Mainline	(b) Regional Affiliates	Consolidated
Three Months Ended March 31, 2006 (a):

Available seat miles (in millions)	20,819	7,636	4,316	1,717	34,488	3,734	38,222
Revenue passenger miles (in millions)	16,571	6,265	3,290	1,336	27,462	2,824	30,286
Passenger revenues (in millions)	2,070	657	392	137	3,256	669	3,925
Passenger revenue per available seat mile (in cents)	9.95	8.61	9.07	7.99	9.44	17.93	10.27
Passenger load factor (points)	79.6	82.0	76.2	77.9	79.6	75.6	79.2
Yield (in cents)	12.45	10.46	11.79	10.05	11.82	23.70	12.93

Three Months Ended March 31, 2005:

Available seat miles (in millions)	20,210	7,657	4,911	1,481	34,259	3,311	37,570
Revenue passenger miles (in millions)	15,773	6,128	3,732	1,151	26,784	2,404	29,188
Passenger revenues (in millions)	1,789	604	407	116	2,916	524	3,440
Passenger revenue per available seat mile (in cents)	8.85	7.89	8.29	7.87	8.51	15.81	9.16
Passenger load factor (points)	78.0	80.0	76.0	77.7	78.2	72.6	77.7
Yield (in cents)	11.30	9.81	10.42	9.69	10.83	21.78	11.74

Increase/(Decrease):

Available seat miles (in millions)	609	(21)	(595)	236	229	423	652
Revenue passenger miles (in millions)	798	137	(442)	185	678	420	1,098
Passenger revenues (in millions)	281	53	(15)	21	340	145	485
Passenger revenue per available seat mile (in cents)	1.10	0.72	0.78	0.12	0.93	2.12	1.11
Passenger load factor (points)	1.6	2.0	0.2	0.2	1.4	3.0	1.5
Yield (in cents)	1.15	0.65	1.37	0.36	0.99	1.92	1.19

  (a)    The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and two months ended March 31, 2006 (Successor
          Company).

  (b)    For segment reporting purposes, the Company aggregates Regional Affiliates results within the North America segment.

  Mainline and regional affiliates showed strong domestic revenue performance in the first quarter of 2006 due to increased demand and competitive capacity restraint. Mainline domestic PRASM increased 12% year-over-year driven by 10% increase in yield and 2 points higher load factor. Regional affiliates' PRASM increased 13% on 9% increase in yield and 3 points higher load factor.

  The Pacific and Atlantic also posted strong results due to strong demand and a good pricing environment. Both Pacific and Atlantic PRASM were up a little more than 9% year-over-year.

  Latin did not perform as well as other entities.  Latin PRASM grew by 2% year-over-year on 16% higher capacity.  United expanded primarily in the leisure markets, which are naturally more price sensitive. United increased its aircraft utilization and used its spare aircraft during the weekends to expand its capacity. Since the new capacity came at a lower incremental cost, United is satisfied with its performance.

  On a consolidated basis, PRASM increased 12% year-over-year driven by 10% increase in yield and 2 points higher load factor.

  Operating Expenses. The Company's operating expenses have fluctuated as we have sought to restructure our obligations in bankruptcy, adjust our mainline and regional affiliate operating capacity to match marketplace demand, and cope with historically high jet fuel prices. The Company's total operating expenses increased $473 million in the combined first quarter of 2006, or 11 percent, as compared to the same period in 2005. The Company's consolidated operating expense per available seat mile ("CASM") increased by 9 percent from 11.1 cents for the three months ending March 31, 2005 to 12.1 cents for the same period in 2006. Mainline CASM increased 11 percent while regional affiliates CASM decreased 4 percent year over year. In spite of significant accomplishments in restructuring our operating expenses, including significant contributions from employees and creditors through the bankruptcy process, high fuel costs have had a significant adverse affect on operating expenses. The increase in fuel prices between periods added approximately eight tenths of a cent to mainline CASM and 1.1 cents to regional affiliate CASM, for the combined three months ended March 31, 2006, as compared to the same period in 2005.

  Salary and related costs increased by $52 million in the combined first quarter of 2006, as compared to the same quarter a year ago. During the quarter, the Company adopted SFAS 123R and recorded $69 million of expense for the stock-based director and management employee incentive plans implemented in accordance with the confirmed Plan of Reorganization. The Company recognized no such stock-based compensation expense in 2005. Stock-based compensation expense will continue to impact the Company's salary and related costs during the remainder of 2006, with $46 million expected to be recorded in the second quarter of 2006 and $165 million for the full year of 2006. Labor productivity improved 6 percent year over year as the Company reduced full time equivalent employees by 5 percent while increasing mainline capacity by 1 percent. Both the Company's continuous improvement efforts across its operations and the outsourcing of certain non-core functions contributed to the labor productivity improvement between periods.

  For the combined three months ended March 31, 2006 mainline aircraft fuel expense increased from $805 million in 2005 to $1.1 billion in 2006, or 33 percent. Mainline fuel price increased from $1.47 per gallon to $1.95 per gallon, while fuel consumption remained relatively unchanged year over year. The Company also recognized a fuel hedge gain of $9 million in aircraft fuel expense in the combined first quarter of 2006. Although the Predecessor Company also had fuel hedges in place in the first quarter of 2005, the related gain of $42 million was recognized as non-operating income since these hedges were non-designated.

  Regional affiliate expense increased $51 million, or 8 percent during the combined quarter compared to the same period last year, due to a 13 percent increase in capacity and a 26 percent increase in fuel price. Regional affiliate CASM declined 4 percent despite the fuel price and capacity increases year over year. By the first quarter of 2006, the Company had completed its transition from the Air Wisconsin capacity agreement to new regional carriers, and was receiving the benefit of the restructured lower-cost regional carrier capacity agreements. The improvements from the Company's overall network optimization, together with the replacement of some 50-seat regional jets with 70-seat regional jets, have also contributed to the reduction of regional affiliate unit costs.

  Purchased services increased $69 million, or 19 percent for the combined first quarter of 2006, as compared to the same period in 2005, driven by a $24 million increase in outsourcing costs, a $16 million increase in traffic-related costs, and a $10 million increase in post-bankruptcy professional fees, which were classified as reorganization expenses by the Predecessor Company. The Company recently outsourced certain categories of its technology operations, certain aircraft fueling operations, and has further increased the outsourcing of call centers, aircraft maintenance and certain airport functions. The offsetting benefits of higher outsourcing costs are reflected in the 5 percent reduction in manpower noted for salaries and related costs. The Company expects to continue to increase outsourcing of various functions in future periods wherever this produces economic and operational benefits.

  For the combined quarter ended March 31, 2006, aircraft maintenance materials and outside repairs increased $40 million, or 18 percent year over year primarily due to engine-related maintenance cost increases. The Company began outsourcing a portion of the repair of its PW4000 engines, and first quarter 2006 costs reflect an increase in the rates for our V2500 power-by-the hour engine maintenance contract.

  In accordance with fresh-start reporting, the Company revalued its assets and liabilities to estimated fair values. This resulted in an adjustment of $1.7 billion to reduce the recorded value of tangible operating property and equipment, which is primarily aircraft and engines, and an adjustment of $2.8 billion to increase the recorded value of intangible assets on the Effective Date under the provisions of SFAS 141. Since some of the newly-recognized intangible assets were determined to have indefinite lives under the provisions of SFAS 142, the Company's depreciation and amortization expense in the combined first quarter of 2006 did not change materially from the first quarter of 2005.

  Cost of sales increased $53 million year-over-year primarily due to higher third-party fuel sales, which is consistent with the related increase in third-party fuel revenues noted above.

  Aircraft rent decreased $16 million year-over-year due to restructured and rejected aircraft financings pursuant to Section 1110 of the Bankruptcy Code, as well as due to changes in the accounting classification of financings for certain of the Company's operating aircraft and engines as of the adoption of fresh-start reporting.

  Other operating expense decreased $27 million in the combined first quarter of 2006, as compared to the first quarter of 2005. Upon adoption of fresh-start reporting, the Company revalued its frequent flyer accrual to estimated fair value and changed its accounting policy to a deferred revenue model for the Successor Company. For periods on or after February 1, 2006, adjustments to the frequent flyer accrual are recorded to passenger and other operating revenues, whereas periodic adjustments under the incremental cost basis were recognized in other operating expense. See "Critical Accounting Policies" below for further details.

  Non-operating income (expense). In the first quarter of 2006, non-operating income increased by $23.3 billion to $22.6 billion (including reorganization income of $22.7 billion), from non-operating expense of $773 million (including reorganization expense of $718 million) in the first quarter of 2005. This includes a $61 million increase in interest expense, which was partly due to the higher outstanding principal balance of the Credit Facility for the Successor Company, as compared to the lower DIP Financing balance for the Predecessor Company. Interest expense in the 2006 quarter was also unfavorably impacted by the amortization of various discounts recognized by the Company under fresh-start reporting to adjust aircraft mortgage and capital lease obligations and operating lease obligations to fair value. In the first quarter of 2005, the Company recorded $42 million of fuel hedge gains which were non-designated into other operating income, while in the first quarter of 2006 the $9 million gain from economic fuel hedges was recognized in aircraft fuel expense.

  Liquidity and Capital Resources

  Liquidity. United's total of cash, cash equivalents and short-term investments, including restricted cash, was $4.5 billion at March 31, 2006 compared to $2.7 billion at December 31, 2005.

  As of March 31, 2006, we had $862 million in restricted cash, a decrease of $66 million as compared to December 31, 2005. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

  In October 2005, we entered into a new processing agreement for MasterCard and Visa credit card transactions with JPMorgan Chase Bank, N.A. and Paymentech, L.P. The agreement replaces our former processing agreement with National Processing Company (which expired on January 15, 2006) and provides credit card processing services for transactions on and after January 16, 2006. The processing agreement required us to initially establish a restricted cash reserve to secure the potential obligations to customers using a credit card form of payment in the event the Company does not provide the ticketed transportation services. The amount of this reserve is determined by applying a reserve percentage to the Company's aggregate then-outstanding bank card air traffic liability. The reserve percentage will vary between zero and 100% based upon our credit rating and our ability to comply with the fixed charge ratio and unrestricted cash covenants under the Credit Facility. The processing agreement expires on December 31, 2012. At March 31, 2006, the amount of the reserve was $278 million.

  Concurrently with entering into the processing agreement, we entered into an amendment to our agreement with Chase regarding the Mileage Plus Visa card under which Chase pays for frequent flyer miles earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles. In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provides for an advance purchase of miles of $200 million. This advanced purchase of miles will reduce the annual guaranteed payment for 2006 through 2009 by $75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest is junior to other Credit Facility debt, and will apply to no more than $850 million in total advance purchases at any time. At March 31, 2006, the total advance purchase of miles was $696 million, which has been classified as debt in the attached Statements of Consolidated Financial Position. See Note 14, "Advanced Purchase of Miles" in the Notes to Consolidated Financial Statements for further details.

  Operating Activities. We generated cash from operations of $457 million in the three month period ended March 31, 2006. Cash generated from operations was $257 million for the quarter ended March 31, 2005. The higher operating cash flow generated in 2006 was due to higher growth in advanced ticket sales, among other changes in operating cash flows.

  The Company made a cash contribution of $92 million ($54 million of which was for approximately six months of 2005 accrued contributions payable on the Effective Date) related to the defined contribution plans during the first quarter of 2006. Detailed information regarding our pension plans is included in Note 5, "Retirement and Postretirement Plans" in the Notes to Consolidated Financial Statements.

  Investing Activities. Cash provided by investing activities was $226 million in the three months ended March 31, 2006, compared to $5 million in the three months ended March 31, 2005. Cash proceeds from short-term investments increased by $65 million in the quarter ended March 31, 2006, as compared to the same period of 2005. Cash proceeds from reducing restricted cash were $66 million in the 2006 quarter, as compared to cash used to increase restricted cash of $8 million in the 2005 quarter. Cash from investing activities was increased by $200 million as result of cash released from segregated funds in the 2006 quarter.

  During the three months ended March 31, 2006, the Company did not sell any aircraft nor did it reject or return any aircraft under Section 1110 of the Bankruptcy Code.

  Financing Activities. Cash generated through financing activities was $1.2 billion in the three month period ended March 31, 2006, compared to cash used of $91 million during the first quarter of 2005. During the first quarter of 2006, we made principal payments under long-term debt and capital lease obligations of $1.5 billion and $8 million, respectively.

  The Company secured access to up to $3.0 billion in secured exit financing which consists of a $2.45 billion term loan, $350 million delayed draw term loan and a $200 million revolving credit line consisting of $161 million in cash and $39 million in letters of credit. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing as noted below and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid $161 million on the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. For further details on the Credit Facility, see Note 9, "Debt Obligations" in the Notes to Consolidated Financial Statements.

  At March 31, 2006, we had a total of $2.8 billion in debt outstanding under the Credit Facility and $39 million in letters of credit. The DIP Financing was repaid on the Effective Date with the proceeds from the Credit Facility. For further details, see Note 1, "Voluntary Reorganization Under Chapter 11 - DIP Financing" in the Notes to Consolidated Financial Statements.

  In March 2006, the Company secured control of 14 aircraft that were included in the 1997-1 EETC transaction by remitting $281 million to the 1997-1 EETC trustee on behalf of the holders of the Tranche A certificates.  The Company subsequently refinanced the 14 aircraft on March 28, 2006 with the $350 million delayed draw term loan provided under the Credit Facility. The 14 aircraft are comprised of four B737 aircraft, two B747 aircraft, four B777 aircraft and four A320 aircraft.

  At March 31, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments.  Our current commitments are primarily for the purchase of A319 and A320 aircraft.  The Company has the right to cancel these orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft.  For further details, see Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

  Critical Accounting Policies

  For complete information regarding the Company's critical accounting policies, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in United's Annual Report on Form 10-K for the year 2005. The following information details significant changes to the Company's critical accounting policies since year-end.

  Fresh-Start Reporting.   In connection with the emergence from Chapter 11 protection as of February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, United's assets, liabilities and equity were valued at their respective fair values. The excess reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position.

  Fair value of assets and liabilities represents the Company's best estimate based on independent appraisals and valuations and, where the foregoing have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the asset and liability valuations will be realized, and actual results could vary materially from those estimates. In accordance with SFAS 141, the preliminary allocation of the equity values is subject to additional adjustment within one year after emergence from bankruptcy as additional or improved information on asset and liability valuations becomes available.

  To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, and with the assistance of financial advisors, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows using the Company's financial projections.

  The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions that cannot be guaranteed. The estimated equity value of the Company was calculated to be approximately $2.0 billion. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. See Note 1, "Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting" in the Notes to the Consolidated Financial Statements for further details related to the fresh-start fair value adjustments.

  Frequent Flyer Accounting. In accordance with fresh-start reporting, the Company revalued its frequent flyer award liability to estimated fair value at the Effective Date. The Successor Company also has elected to change its accounting policy for its Mileage Plus Frequent Flyer Program to a deferred revenue model. The Company believes that accounting for frequent flyer miles using a deferred revenue model is preferable, as it establishes a consistent valuation methodology for both miles earned by frequent flyers and miles sold to non-airline business partners.

  Prior to the Effective Date, the Predecessor Company had used the current industry practice of accounting for frequent flyer miles earned on United flights on an incremental cost basis as an accrued liability and as advertising expense, while miles sold to non-airline business partners were accounted for on a deferred revenue basis. As of the Effective Date, the deferred revenue value of all frequent flyer miles will be measured using equivalent ticket value as described below, and all associated adjustments will be made to operating revenues.

  The deferred revenue measurement method used to record fair value of the frequent flyer award liability on the Effective Date was to allocate an equivalent per mile weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic segments of the Company's operations, including North America, Atlantic, Pacific and Latin America.

  The fresh-start valuation adjustment at the Effective Date resulted in a $2.4 billion increase to the frequent flyer award liability.

  Under the previous method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it would have recognized approximately $22 million in advertising expense, and would have reduced earned revenues by approximately $80 million, in order to account for the effects of the program on its financial statements for that hypothetical period. Such estimated adjustments would have been required to recognize the effect of an assumed 2.8% growth in outstanding miles earned, among other assumptions such as projected miles to be earned and redeemed, the rate of breakage of miles, and the ongoing award redemption patterns of members.

  Under the new method of accounting for this program, the Company estimates that for the 11-month period ending December 31, 2006 it will reduce earned revenue by approximately $129 million in order to account for the effects of the program on its financial statements for that hypothetical period. This estimated adjustment would be required using the same assumed 2.8% annual growth rate in outstanding miles, among other key assumptions such as projected miles to be earned and redeemed and ongoing award redemption patterns by Mileage Plus members. The projected hypothetical accounting impact under this new policy would be to earned revenues only, since the Company's new accounting policy does not continue the use of the former incremental cost method, which was adjusted to advertising expense under that prior policy.

  The estimation of deferred revenue to value each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary, this assumption can significantly affect the calculation of the weighted average ticket value from period to period.

  Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings, and different itineraries within domestic and international regions of United's and other participating carriers' flight networks. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue as well.

  Management's estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, also requires significant management judgment. United's policy for the cancellation of miles is to deactivate Mileage Plus customer accounts for which there has been no activity for three consecutive years; however, deactivated accounts can be reactivated upon customer request. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Under its new deferred revenue accounting policy, the Company recognizes revenue from breakage of miles by amortizing such estimated breakage over the 36-month validity period. However, current and future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in our estimated breakage rate, currently estimated at 14% annually, has approximately a $17 million effect on the liability.

  At March 31, 2006, our outstanding number of miles was approximately 481 billion. The Company currently estimates that approximately 414 billion of these miles will ultimately be redeemed and, accordingly, has recorded deferred revenue of $3.4 billion. A hypothetical 1% change in our outstanding number of miles or the weighted average ticket value has approximately a $33 million effect on the liability.

  Goodwill and Intangible Assets. In accordance with SFAS 142, the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Goodwill and indefinite-lived intangible assets are significant assets and an impairment charge could have a material adverse effect on the Statements of Consolidated Financial Position, as well as the Statements of Consolidated Operations.

  Upon the implementation of fresh-start reporting (see Note 1, "Voluntary Reorganization Under Chapter 11 - Fresh-Start Reporting" in the Notes to Consolidated Financial Statements) the Company's assets, liabilities and equity were valued at their respective fair value. The excess of reorganization value over the fair value of tangible and identifiable intangible assets has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position on the Effective Date. As discussed in Note 7, "Segments" in the Notes to Consolidated Financial Statements, there are three reportable segments with assigned goodwill aggregating $2.8 billion at March 31, 2006. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.1 billion of indefinite-lived intangible assets.

  SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reportable segment to its carrying value. If the fair value of the reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

  We expect to assess the fair value of our reportable segments considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on a comparison of similar publicly traded companies. Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs, appropriate discount rates and other relevant factors.

  We will perform the impairment test for our indefinite-lived intangible assets by comparing the asset's fair value to its carrying value. We expect to determine the estimated fair value based upon projected discounted future cash flows. We will recognize an impairment charge if the asset's carrying value exceeds its estimated fair value.

  We have not performed impairment testing on amounts of goodwill or indefinite-lived intangible assets subsequent to February 1, 2006, as there have been no events or changes that would indicate that such assets are impaired. We will perform annual impairment testing on goodwill and indefinite-lived intangible assets in the fourth quarter of 2006.

  Outlook

  United has issued the following capacity guidance for the second quarter and full-year 2006:

                                                         Second Quarter                      Full Year
  Capacity (ASM's)
  Mainline                                             +2.5% to 3.0%                         +2.5% to 3.0%
  Regional Affiliates                               +8.0% to 9.0%                         +8.0% to 9.0%
  Consolidated                                      +3.0% to 3.5%                         +3.0% to 3.5%     Capacity increases are driven by higher aircraft utilization as a result of the Company's resource optimization efforts.

  The Company expects mainline fuel price to average $2.15 per gallon for the second quarter and $2.06 per gallon for the full year (including taxes). At March 31, 2006, the Company had no fuel hedges in place.

  Excluding fuel, mainline CASM is expected to be up 3 to 4 percent in the second quarter over the same period last year.

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

  Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our senior secured revolving credit facility and term loan, as well as other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of our competitors; U.S. or foreign governmental legislation, regulation and other actions; our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption "Risk Factors" in Item 1A. of United's Annual Report on Form 10-K for the year 2005, as well as other risks and uncertainties set forth from time to time in the reports we file with United States Securities and Exchange Commission. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

  For information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in United's Annual Report on Form 10-K for the year 2005.

  Interest Rate Risk - In the first quarter of 2006, the Company entered into an interest rate swap whereby it fixed the rate of interest on its credit facility. The Company will use interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. The swap will amortize according to a pre-established schedule starting in November 2007 through its expected maturity date of February 2012.

(In millions, except average contract rates)	Notional	Average	Estimated
	Amount	Contract Rate	Fair Value
			(Pay)/Receive*
Interest rate swap	$ 2,450	5.14%	$ 8

  *Estimated fair values represent the amount the Company would pay/receive on March 31, 2006 to terminate the contracts.

  Price Risk (Aircraft Fuel) - When market conditions indicate risk reduction is achievable, the Company enters into fuel option contracts to reduce its price risk exposure to jet fuel. The option contracts are designed to provide protection against increases in the price of aircraft fuel. As market conditions change, so may the Company's hedging program.

  Item 4.  Controls and Procedures

  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. There has been no change to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, other than controls established to properly implement fresh-start reporting (including material changes in Mileage Plus frequent flyer accounting, and the recognition of intangible assets and goodwill) upon emergence from bankruptcy on February 1, 2006, and for the adoption of stock-based compensation accounting under FAS123R on January 1, 2006.

  PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.

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

  Air Cargo

  On February 14, 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. United appears to be considered as a source of information for the investigation at this time, not as a target. In addition to the federal grand jury investigation, United and other air cargo carriers have been named as defendants in over twenty punitive class actions in various jurisdictions of the United States alleging civil damages as a result of the purported conspiracy. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the investigation while carrying out its own internal review of cargo pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

  Other Legal Proceedings

  In addition to the legal proceedings described above, UAL and United are parties to legal proceedings described in their respective Form 10-K for the period ended December 31, 2005.

  UAL and United are involved in various other claims and legal actions arising in the ordinary course of business. Additionally, from time to time, we become aware of potential non-compliance with environmental regulations, which have either been identified by the Company (through our internal environmental compliance auditing program) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. We believe, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which we are subject and prior experience, that the ultimate disposition of these contingencies will not materially affect our consolidated financial position or results of operations.

  Item 6.  Exhibits.

  A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the quarter ended March 31, 2006 to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2006.

UNITED AIR LINES, INC.

By: /s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer
(principal financial and
accounting officer)
  EXHIBIT INDEX
*3.1	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*3.2	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.1	Revolving Credit, Term Loan and Guaranty Agreement, dated February 1, 2006 , by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.2	Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.3	Indenture dated as of February 1, 2006 among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL's Form 8-K filed February 1, 2006 and incorporated herein by reference)

*4.4	First Supplement to Indenture dated February 16, 2006 among UAL Corporation, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL's Form 8-K filed February 21, 2006 and incorporated herein by reference)

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

  With respect to the documents incorporated by reference to this Form 10-Q, United's Commission File Number is 001-11355 and UAL's Commission File Number is 001-06033.

  * As Previously Filed