Form 10-K
period 2006-12-31
UNITED AIR LINES INC
filed 2007-03-29
CIK 101001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-11355

UNITED AIR LINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2675206
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
Location: 1200 East Algonquin Road, Elk Grove Township, Illinois	60007
Mailing Address: P. O. Box 66919, Chicago, Illinois	60666
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (847) 700-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None.	None.

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The number of shares of common stock outstanding as of February 28, 2007 was 205. The registrant is a wholly-owned subsidiary of UAL Corporation, and there is no market for the Registrant’s common stock.

United Air Lines, Inc. and Subsidiary Companies Report on Form 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1.                BUSINESS.

United Air Lines, Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “United” or the “Company”) was incorporated under the laws of the State of Delaware on December 30, 1968. World headquarters is located at 1200 East Algonquin Road, Elk Grove Township, Illinois 60007. The mailing address is P.O. Box 66919, Chicago, Illinois 60666 (telephone number (847) 700-4000).

United is the principal, wholly-owned subsidiary of UAL Corporation (“UAL”), a Delaware corporation. United’s operations, which consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad, accounted for most of UAL’s revenues and expenses in 2006. United provides these services through full-sized jet aircraft (which the Company refers to as its “mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.

United is one of the largest passenger airlines in the world with more than 3,600 flights a day to more than 200 destinations through its mainline and United Express services. United offers approximately 1,550 average daily mainline (including Ted(SM)) departures to more than 120 destinations in 30 countries and two U.S. territories, including the Washington Dulles-Rome service commencing in the first half of 2007. In addition, United will commence its Washington Dulles-Beijing service on March 28, 2007 having received final U. S. Department of Transportation (“DOT”) approval for this route in February 2007. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 2,050 average daily departures to approximately 160 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.

United offers services that the Company believes will allow it to generate a revenue premium by meeting distinct customer needs. This strategy of market segmentation is intended to optimize margins and costs by offering the right service to the right customer at the right time. These services include:

•       United mainline, including United First®, United Business® and Economy Plus®, the last providing three to five inches of extra legroom on all United mainline flights (including Ted), and on explus(SM) regional jet flights;

•       Ted, a low-fare service, now operates 56 aircraft and serves 20 airports with over 230 daily departures from all United hubs;

•       p.s.(SM)—a premium transcontinental service connecting New York with Los Angeles and San Francisco; and

•       United Express, with a total fleet of 290 aircraft operated by regional partners, including over 100 70-seat aircraft that offer explus, United’s premium regional service, redefining the regional jet experience.

The Company also generates significant revenue through its Mileage Plus® Frequent Flyer Program (“Mileage Plus”), United Cargo(SM) and United Services. Mileage Plus contributed approximately $600 million to passenger and other revenue in 2006 and helps the Company attract and retain high-value customers. United Cargo generated $750 million in freight and mail revenue in 2006. United Services generated approximately $280 million in revenue in 2006 by utilizing downtime of otherwise under-utilized resources.

The Company believes its restructuring has made United competitive with network airline peers. In every year of the restructuring, beginning in 2003, the Company has improved its financial performance. The Company’s 2006 financial results clearly demonstrate this progress despite an increase in the price of mainline fuel of over 160% since 2002. Since emerging from bankruptcy on February 1, 2006, the Company generated operating income of $511 million for the eleven months ended December 31, 2006. Mainline fuel expense in this period was $4.5 billion. These amounts compare to an operating loss of $2.8 billion and mainline fuel expense of $1.9 billion in 2002, the year the Company filed for bankruptcy as discussed below.

Management’s goal is to further improve profit margins through continuous improvements to its core business across its operations by focusing on superior customer service, controlling unit costs and improving unit revenues by offering differentiated products and services and realizing revenue premiums. Having completed its reorganization and prepared a solid platform for growth, the Company is now building on its core competitive advantages, including strong brand recognition, its leading loyalty program and broad global airline network.

The Company’s web address is www.united.com. The information contained on or connected to the Company’s web address is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). Through this website, the Company’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

This Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company’s expectations and beliefs concerning future events, based on information available to the Company on the date of the filing of this Form 10-K, and are subject to various risks and uncertainties. Factors that could cause actual results to differ materially from those referenced in the forward-looking statements are listed in Item 1A. Risk Factors. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Bankruptcy Considerations

The following discussion provides general background information regarding the Company’s Chapter 11 cases, and is not intended to be an exhaustive summary. Detailed information pertaining to its bankruptcy filings may be obtained at www.pd-ual.com. See also Note 1, “Voluntary Reorganization Under Chapter 11,” in the Notes to Consolidated Financial Statements.

On December 9, 2002 (the “Petition Date”), UAL, United, and 26 direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). On January 20, 2006, the Bankruptcy Court confirmed the Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the “Effective Date”). On the Effective Date, United implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

The Plan of Reorganization generally provides for the full payment or reinstatement of allowed administrative claims, priority claims, and secured claims, and the distribution of new equity and debt securities to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplates UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under UAL’s certificate of incorporation). UAL’s new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA” on February 2, 2006. Ultimately, distributions of UAL common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

•       Approximately 115 million shares of UAL common stock to unsecured creditors and employees;

•       Up to 9.825 million shares of UAL common stock (or options or other rights to acquire shares) under the Management Equity Incentive Plan (“MEIP”) approved by the Bankruptcy Court; and

•       Up to 175,000 shares of UAL common stock (or options or other rights to acquire shares) under the Director Equity Incentive Plan (“DEIP”) approved by the Bankruptcy Court.

The Plan of Reorganization also provides for the issuance of the securities described below. The following debt and preferred stock instruments, issued by UAL, have been pushed down to United and are reflected as debt and preferred stock as part of fresh-start reporting:

•       5 million shares of 2% mandatorily convertible preferred stock issued to the Pension Benefit Guaranty Corporation (“PBGC”) shortly after the Effective Date;

•       Approximately $150 million in aggregate principal amount of 5% senior convertible notes issued to holders of certain municipal bonds shortly after the Effective Date;

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “Limited-Subordination Notes”);

•       $500 million in aggregate principal amount of 6% senior notes issued to the PBGC shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Plan of Reorganization, the Limited-Subordination Notes were required to be issued within 180 days of the Effective Date with a conversion price equal to 125% of the average closing price for the 60 consecutive trading days following February 1, 2006, and an interest rate established so the notes would trade at par upon issuance. In July 2006, UAL reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the UAL common stock over the two trading days ending on July 25, 2006. This modification resulted in a new conversion price of $34.84, rather than of $46.86, which was the conversion price under the initial terms of the notes. Because the reduction in the conversion price resulted in a benefit to noteholders, UAL was able to issue the notes at an interest rate of 4.5%, which is a lower rate of interest than would have been required under the initial terms in order for the notes to trade at par upon issuance. UAL reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value. See Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further information.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock, and Trust Originated Preferred Securities issued before the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line, consisting of $161 million in cash and $39 million of letters of credit, were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid the entire outstanding balance on the revolving credit line and accessed the $350 million delayed draw term loan. In February 2007, the Company prepaid $972 million of its Credit Facility debt and amended certain terms of the Credit Facility. For further details on the Credit Facility including the prepayment and related facility amendment (the “Amended Credit Facility”), see Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements.

Significant Matters Remaining to be Resolved in Bankruptcy Court.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the Bankruptcy Court. For details, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

Operations

Segments.   United operates its businesses through two reporting segments:  mainline and United Express. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, the Company determined that the geographic regions and UAL Loyalty Services, LLC (“ULS”), which it previously reported as segments, were no longer segments requiring disclosure under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). United now manages its business as an integrated network with assets deployed across integrated mainline and regional carrier networks, whereas in the past the Company focused its business management decisions within specific geographic regions and services. This new focus on managing the business seeks to maximize the profitability of the overall airline network. The operations of ULS are included in mainline operations. See “UAL Loyalty Services, LLC,” below for further information on its business activities. Financial information on United’s reportable segments, including restated segment information for 2005 and 2004, can be found in Note 7, “Segment Information,” in the Notes to Consolidated Financial Statements.

Mainline.   Mainline operating revenues were $16.4 billion in 2006, $14.9 billion in 2005 and $14.5 billion in 2004. As of December 31, 2006, mainline domestic operations served 85 destinations primarily throughout the U.S. and Canada and operated hubs in Chicago, Denver, Los Angeles, San Francisco and Washington, D.C. Mainline international operations serve the Pacific, Atlantic, and Latin America regions. The Pacific region includes nonstop service to Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Sydney and Tokyo (with service to Taipei scheduled to commence in June 2007); direct service to Bangkok, Seoul, Singapore and Taipei via its Tokyo hub; direct service to Ho Chi Minh City and Singapore via Hong Kong, and to Melbourne via Sydney. The Atlantic region includes nonstop service to Amsterdam, Brussels, Frankfurt, London, Munich, Paris and Zurich, with service to Rome scheduled to commence in April 2007. In 2006, United commenced service from Washington Dulles to Kuwait City as part of the Atlantic region. United also provides seasonal service to Bermuda. The Latin American region offers nonstop service to Buenos Aires and Sao Paulo and direct service to Montevideo (via Buenos Aires) and Rio de Janeiro (via Sao Paulo).  The Latin American region also serves various Mexico destinations including Cancun, Mexico City, Puerto Vallarta, San Jose del Cabo, and Ixtapa/Zihuatanejo (seasonal); various Caribbean points including Aruba and seasonal service to Montego Bay, Nassau, Punta Cana, and St. Maarten; and Central America including Guatemala City, San Salvador and Liberia, Costa Rica (seasonal).

Operating revenues attributed to mainline domestic operations were $10.0 billion in 2006, $8.9 billion in 2005 and $9.1 billion in 2004. Operating revenues attributed to mainline international operations were $6.4 billion in 2006, $6.0 billion in 2005 and $5.3 billion in 2004. For purposes of the Company’s geographic revenue reporting, the Company considers destinations in Mexico to be part of the Latin America region as opposed to the North America region. See Note 7, “Segment Information,” in the Notes to

Consolidated Financial Statements for financial information on the mainline and United Express segments and operating revenues by geographic regions as reported to the DOT.

As of December 31, 2006, the mainline segment operated 460 aircraft and produced approximately 143 billion available seat miles (“ASMs”) and 117 billion revenue passenger miles (“RPMs”) during 2006.

United Express.   United Express operating revenues were $2.9 billion in 2006, $2.4 billion in 2005 and $1.9 billion in 2004. United has contractual relationships with various regional carriers to provide regional jet and turboprop service branded as United Express. United Express is an  extension of the United mainline network (United, Ted and p.s.). SkyWest Airlines, Mesa Airlines, Colgan Airlines, Chautauqua Airlines, Shuttle America, Trans States Airlines and GoJet Airlines are all United Express carriers, most of which operate under capacity purchase agreements. Under these agreements, United pays the regional carriers contractually-agreed fees (carrier-controlled costs) for operating these flights plus a variable reimbursement (incentive payment) based on agreed performance metrics. The carrier-controlled costs are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed monthly amounts. The incentive payment is a markup applied to the carrier-controlled costs for superior operational performance. Under these capacity agreements, United is responsible for all fuel costs incurred as well as landing fees, facilities rent and de-icing costs, which are passed through without any markup. In return, the regional carriers operate this capacity on schedules determined by United, which also determines pricing, revenues and inventory levels and assumes the inventory and distribution risk for the available seats.

The capacity agreements which United has entered into with United Express carriers do not include the provision of ground handling services. As a result, United Express sources ground handling support from a variety of third-party providers as well as by utilizing internal United resources in some cases.

While the regional carriers operating under capacity purchase agreements comprise over 95% of United Express flying, the Company also has limited prorate agreements with SkyWest Airlines and Colgan Airlines. Under these prorate agreements, United and its prorate partners agree to divide revenue collected from each passenger according to a formula, while both United and the prorate partners are individually responsible for their own costs of operations. United also collects a program fee from Colgan Airlines to cover certain marketing and distribution costs such as credit card transaction fees, global distribution systems (“GDS”) transaction fees, and frequent flyer costs. Unlike capacity purchase agreements, these prorate agreements require the regional carrier to retain the control and risk of scheduling, market selection, seat pricing and inventory for its flights.

As of December 31, 2006, United Express carriers operated 290 aircraft and produced approximately 16 billion ASMs and 12 billion RPMs during 2006.

Ted.   In February of 2004, United launched Ted in Denver to provide a tailored single-class service, including Economy Plus seating, to better serve leisure destinations in the United network. Currently 56 A320 aircraft are configured for Ted service. Ted provides service from United’s hubs in Denver, Washington Dulles, Chicago O’Hare International Airport (“O’Hare”), Los Angeles and San Francisco to destinations in Arizona, California, Florida, Louisiana, Nevada, Mexico and the Caribbean. As of December 31, 2006, Ted provided service from all of United’s hubs to 11 destinations in the U.S., including its territories, and four in Mexico.

United Cargo.   United Cargo offers both domestic and international shipping through a variety of services including United Small Package Delivery, EXP (“Express”), and GEN (“General”) cargo services. Freight shipments comprise approximately 85% of United Cargo’s volumes, with mail comprising the remainder. During 2006, United Cargo accounted for approximately 4% of UAL’s operating revenues by generating $750 million in freight and mail revenue, a 3% increase versus 2005.

United Services.   United Services is a global airline support business offering customers comprehensive solutions for their aircraft maintenance, repair and overhaul (“MRO”), aircraft ground handling and flight crew training. United Services brings nearly 80 years of experience to serve approximately 140 airline customers worldwide. MRO services account for approximately 75% of United Services’ revenue with ground handling and flight crew training accounting for the remainder. MRO revenue sources include engine maintenance, maintenance of high-tech components, line maintenance and landing gear maintenance. During 2006, United Services generated approximately $280 million in revenue, a 12% increase as compared to 2005.

Fuel.   In 2006, fuel was the Company’s largest operating expense. The Company’s annual mainline and United Express fuel costs and consumption were as follows:

	2006		2005
	Mainline	United Express	Mainline	United Express
Gallons consumed (in millions)	2,290	373	2,250	353
Average price per gallon, including tax and hedge impact	$2.11	$2.23	$1.79	$2.01
Cost (in millions)	$4,824	$834	$4,032	$709

United Express fuel expense is classified as Regional affiliates expense in the Statements of Consolidated Operations.

The price and availability of jet fuel significantly affect the Company’s results of operations. A significant rise in jet fuel prices was the primary reason that the Company’s fuel expense increased in each of the last two years. The Company expects to be able to offset some, but not all, of any future fuel expense increases through higher revenues and the use of fuel hedge contracts.

To ensure adequate supplies of fuel and to provide a measure of control over fuel costs, the Company arranges to have fuel shipped on major pipelines and stored close to its major hub locations. Although the Company currently does not anticipate a significant reduction in the availability of jet fuel, a number of factors make predicting fuel prices and fuel availability uncertain, including changes in world energy demand, geopolitical uncertainties affecting energy supplies from oil-producing nations, industrial accidents, threats of terrorism directed at oil supply infrastructure, extreme weather conditions causing temporary shutdowns of production and refining capacity, and changes in relative demand for other petroleum products that may impact the quantity and price of jet fuel produced from period to period.

Alliances.   United has entered into a number of bilateral and multilateral alliances with other airlines, expanding travel choices for our customers through these relationships by participating in markets worldwide that United does not serve directly. These marketing alliances typically include one or more of the following features: joint frequent flyer program participation; code sharing of flight operations (whereby selected seats on one carrier’s flights can be marketed under the brand name of another carrier); coordination of reservations, ticketing, passenger check-in, baggage handling and flight schedules; and other resource-sharing activities.

The most significant of these arrangements is the Star Alliance, a global integrated airline network co-founded by United in 1997. As of February 1, 2007, Star Alliance carriers serve over 800 destinations in over 150 countries with over 14,000 average daily flights. Current Star Alliance partners, in addition to United, are Air Canada, Air New Zealand, All Nippon Airways, Asiana, the Austrian Airlines Group, bmi, LOT Polish Airlines, Lufthansa, SAS, Singapore Airways, South African Airways, Spanair, Swiss, TAP Portugal, Thai International Airways and US Airways.

In 2006, Star Alliance accepted the applications of Air China, Shanghai Airlines and Turkish Airlines to join the alliance. These airlines are in the process of completing their Star Alliance joining requirements.

United also has independent marketing agreements with other air carriers, not currently members of the Star Alliance, including Air China, Aloha, Gulfstream International,  Great Lakes Airlines, TACA Group, Island Air, Shanghai Airlines and Virgin Blue.

Mileage Plus.   Mileage Plus builds customer loyalty by offering awards and services to frequent travelers. Mileage Plus members can earn mileage credit for flights on United, United Express, Ted, members of the Star Alliance, and certain other airlines that participate in the program. Miles also can be earned by purchasing the goods and services of our non-airline partners, such as hotels, car rental companies, and credit card issuers. Mileage credits can be redeemed for free, discounted or upgraded travel and non-travel awards. There are nearly 50 million members enrolled in Mileage Plus. For a detailed description of the accounting treatment of Mileage Plus program activity, which was changed to a deferred revenue model upon the adoption of fresh-start reporting on the Effective Date, see “Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

UAL Loyalty Services, LLC.   ULS focuses on expanding the non-core marketing businesses of United and building airline customer loyalty. ULS operates substantially all United-branded travel distribution and customer loyalty e-commerce activities, such as united.com. In addition, ULS owns and operates Mileage Plus, being responsible for member relationships, communications and account management; while United is responsible for other aspects of Mileage Plus, including elite membership programs such as Global Services, Premier, Premier Executive and Premier Executive 1K, and the establishment of award mileage redemption programs and airline-related customer loyalty recognition policies. United is also responsible for managing relationships with its Mileage Plus airline partners, while ULS manages relationships with non-airline business partners, such as the Mileage Plus Visa Card, hotels, car rental companies and dining programs, among others.

Distribution Channels.   The majority of United’s airline seat inventory continues to be distributed through the traditional channels of travel agencies and GDS, such as Sabre and Galileo. The growing use of alternative distribution systems, including the Company’s website and GDS new entrants, however, provides United with an opportunity to lower its ticket distribution costs. To encourage customer use of lower-cost channels and capitalize on these cost-saving opportunities, the Company will continue to expand the capabilities of its website, www.united.com, and it guarantees the availability of the lowest prices on united.com.

Industry Conditions

Seasonality.   The air travel business is subject to seasonal fluctuations. The Company’s operations can be adversely impacted by severe weather and the first and fourth quarter results of operations normally reflect lower travel demand. Historically, results of operations are better in the second and third quarters which reflect higher levels of travel demand.

Domestic Competition.   The domestic airline industry is highly competitive and dynamic. In domestic markets, new and existing carriers are generally free to initiate service between any two points within the U.S. United’s competitors consist primarily of other airlines, a number of whom are low-cost carriers (“LCC(s)”) with lower-cost structures than United’s, and, to a lesser extent, other forms of transportation.

About 82% of United’s domestic revenue is now exposed to LCC competition. In 2006 and early 2007, Southwest Airlines, JetBlue Airways and other LCCs have initiated new service or expanded their service from certain of United’s hub cities. United has experience competing directly with LCCs in its markets and believes it is well positioned to compete effectively.

Domestic pricing decisions are largely affected by the need to meet competition from other U.S. airlines. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because United often finds it necessary to match competitors’ fares to maintain passenger traffic.

Attempts by United and other network airlines to raise fares often fail due to lack of competitive matching by LCCs; however, because of the pressure of higher fuel prices and other industry conditions, some fare increases have occurred. Because of different cost structures, low ticket prices that generate a profit for a LCC have usually had a negative effect on the Company’s financial results.

International Competition.   In United’s international networks, the Company competes not only with U.S. airlines, but also with foreign carriers. Competition on specified international routes is subject to varying degrees of governmental regulations. See “Industry Regulation,” below. As the U.S. is the largest market for air travel worldwide, United’s ability to generate U.S. originating traffic from its integrated domestic route systems provides United with an advantage over non-U.S. carriers. Foreign carriers are prohibited by U.S. law from carrying local passengers between two points in the U.S. and United experiences comparable restrictions in foreign countries. In addition, U.S. carriers are often constrained from carrying passengers to points beyond designated international gateway cities due to limitations in air service agreements or restrictions imposed unilaterally by foreign governments. To compensate for these structural limitations, U.S. and foreign carriers have entered into alliances and marketing arrangements that allow these carriers to feed traffic to each other’s flights (see “Alliances,” above, for further details).

Insurance.   United carries hull and liability insurance of a type customary in the air transportation industry, in amounts that the Company deems appropriate, covering passenger liability, public liability and damage to United’s aircraft and other physical property. United also maintains other types of insurance such as property, directors and officers, cargo, automobile and the like, with limits and deductibles that are standard within the industry. Since the September 11, 2001 terrorist attacks, the Company’s insurance premiums have increased significantly. Additionally, after September 11, 2001, commercial insurers canceled United’s liability insurance for losses resulting from war and associated perils (terrorism, sabotage, hijacking and other similar events). The U.S. government subsequently agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2007 covering losses to employees, passengers, third parties and aircraft. The Secretary of Transportation may extend this coverage until December 31, 2007. If the U.S. government does not extend this coverage beyond August 31, 2007, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. See “Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results” in Item 1A. Risk Factors, below.

Industry Regulation

Domestic Regulation.

General.   All carriers engaged in air transportation in the United States are subject to regulation by the DOT. Among its responsibilities, the DOT issues certificates of public convenience and necessity for domestic air transportation (no air carrier, unless exempted, may provide air transportation without a DOT certificate of public convenience and necessity), grants international route authorities, approves international code share agreements, regulates methods of competition and enforces certain consumer protection regulations, such as those dealing with advertising, denied boarding compensation and baggage liability.

Airlines also are regulated by the Federal Aviation Administration (“FAA”), a division of the DOT, primarily in the areas of flight operations, maintenance and other safety and technical matters. The FAA has authority to issue air carrier operating certificates and aircraft airworthiness certificates, prescribe maintenance procedures, and regulate pilot and other employee training, among other responsibilities. From time to time, the FAA issues rules that require air carriers to take certain actions, such as the inspection or modification of aircraft and other equipment, that may cause the Company to incur substantial, unplanned expenses. The airline industry is also subject to various other federal, state and local laws and regulations. The U.S. Department of Homeland Security (“DHS”) has jurisdiction over virtually all aspects of civil aviation security. See “Legislation,” below. The U.S. Department of Justice has jurisdiction over certain airline competition matters. The U.S. Postal Service has authority over certain aspects of the transportation of mail. Labor relations in the airline industry are generally governed by the Railway Labor Act (“RLA”). The Company is also subject to inquiries by the DOT, FAA and other U.S. and international regulatory bodies.

Airport Access.   Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. The FAA designated John F. Kennedy International Airport (“JFK”) in New York, LaGuardia Airport (“LaGuardia”) in New York and Ronald Reagan Washington National Airport in Washington, D.C. as “high density traffic airports” and has limited the number of departure and arrival slots at those airports. Slot restrictions at O’Hare were eliminated in July 2002 and were eliminated at JFK and LaGuardia in January 2007. From time to time, the elimination of slot restrictions has impacted United’s operational performance and reliability.

Notwithstanding the formal elimination of slot restrictions at O’Hare in July 2002, the FAA imposed temporary restrictions on flight operations there beginning in 2004 to address air traffic congestion concerns. In August 2006, the FAA issued a longer-term rule restricting flight operations at O’Hare, which remains in effect until 2008.

At LaGuardia, the FAA has proposed an interim rule that would impose caps and restrictions on flight operations similar to those in effect at O’Hare. The interim rule took effect in January 2007 when the high density rule expired. The FAA has also proposed a longer-term rule at LaGuardia that is designed to control air traffic congestion there indefinitely. The longer-term proposal contains several novel elements that could impact United’s schedule and operational performance at LaGuardia. It is not possible to predict whether or when such longer-term rules might take effect.

Legislation.   The airline industry is also subject to legislative activity that can have an impact on operations and costs. Specifically, the law that authorizes federal excise taxes and fees assessed on airline tickets expires in September 2007. In 2007, Congress will attempt to pass comprehensive reauthorization legislation to impose a new funding structure and make other changes to FAA operations. Past aviation reauthorization bills have affected a wide range of areas of interest to the industry, including air traffic control operations, capacity control issues, airline competition issues, aircraft and airport technology requirements, safety issues, taxes, fees and other funding sources.

Additionally, since September 11, 2001, aviation security has been and continues to be a subject of frequent legislative action, requiring changes to our security processes and increasing the cost of security procedures for the Company. The Aviation and Transportation Security Act (the “Aviation Security Act”), enacted in November 2001, has had wide-ranging effects on our operations. The Aviation Security Act made the federal government responsible for virtually all aspects of civil aviation security, creating a new Transportation Security Administration (“TSA”), which is a part of the DHS pursuant to the Homeland Security Act of 2002. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other aspects of airline and airport security are now overseen by the TSA. Pursuant to the Aviation Security Act, funding for airline and airport security is provided in part by a passenger security fee of $2.50 per flight segment (capped at $10.00 per round trip), which is collected by the air carriers from passengers and remitted to the government. In addition, air carriers are required to submit to the government an additional security fee equal to the amount each air carrier paid for security screening of passengers and property in 2000. Congress is expected to continue to focus on changes to aviation security law and requirements in 2007. Particular areas of attention that could result in increased costs for air carriers will likely include new requirements on cargo screening, possible deployment of antimissile technology on passenger aircraft and potential for increased passenger and carrier security fees.

International Regulation.

General.   International air transportation is subject to extensive government regulation. In connection with United’s international services, the Company is regulated by both the U.S. government and the governments of the foreign countries United serves. In addition, the availability of international routes to U.S. carriers is regulated by treaties and related aviation agreements between the U.S. and foreign governments, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments.

Airport Access.   Historically, access to foreign markets has been tightly controlled through bilateral agreements between the U.S. and each foreign country involved. These agreements regulate the number of markets served, the number of carriers allowed to serve each market, and the frequency of carriers’ flights. Since the early 1990s, the U.S. has pursued a policy of “open skies” (meaning all carriers have access to the destination), under which the U.S. government has negotiated a number of bilateral agreements allowing unrestricted access to foreign markets. Additionally, all of the airports that United serves in Europe and Asia maintain slot controls, and many of these are restrictive due to congestion at these airports. London Heathrow, Frankfurt and Tokyo Narita are among the most restrictive due to capacity limitations, and United has significant operations at these locations.

Further, United’s ability to serve some countries and expand into certain others is limited by the absence altogether of aviation agreements between the U.S. and the relevant governments. Shifts in U.S. or foreign government aviation policies can lead to the alteration or termination of air service agreements between the U.S. and other countries. Depending on the nature of the change, the value of United’s route authorities may be materially enhanced or diminished.

On April 30, 2007, the U.S. government and the European Union (“EU”) are expected to sign a transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. Government and the 27 EU member states. The agreement will become effective at the end of March 2008.

The agreement is based on the U.S. open skies model and authorizes U.S. airlines to operate between the United States and any point in the EU and beyond, free from government restrictions on capacity, frequencies and scheduling and provides EU carriers with reciprocal rights in these U.S./EU markets. Currently, only 16 of the 27 EU member states have open skies agreements with the United States. The agreement will authorize all U.S. and EU carriers to operate services between the United States and London Heathrow, thereby adding competition to United’s Heathrow operation, although Heathrow is slot and terminal constrained.

The proposed agreement would confer a number of additional rights on EU carriers that are designed to redress what the EU considers to be an imbalance between U.S. carrier access to the intra-EU market versus EU carrier access to the U.S. domestic market. In particular, EU ownership of more than 50 percent of a U.S. carrier will not be presumed to violate the actual control by U.S. citizens requirement, provided foreign ownership of the voting equity of the U.S. carrier does not exceed the statutory limit of 25 percent. U.S. ownership of EU carriers may not exceed 49.9 percent and the EU may enact legislation restricting U.S. ownership of the voting stock of EU airlines to 25 percent. The agreement also provides

EU passenger carriers with the right to operate between the U.S. and a limited number of non-EU countries and does not provide reciprocal rights to U.S. carriers. It is uncertain at this early stage what commercial effects these provisions may have.

The agreement commits the two parties to second stage negotiations and allows either party to suspend certain parts of the agreement if the parties do not conclude a second-stage agreement by mid-2010. It is too early to predict the effect, if any, of this suspension provision.

The EU Commission has or is expected to propose important new legislation by the end of 2007 that will also impact the Company. New proposed legislation may officially sanction secondary slot trading, which is a current practice among carriers that involves the sale, purchase or lease of slots. If adopted, that legislation should resolve disputes about the legality of slot exchanges at EU airports and permit carriers to continue with this longstanding practice. In addition, on December 20, 2006, the EU Commission proposed legislation to include aviation within the EU’s existing emissions trading scheme. If adopted, such a measure could add significantly to the costs of operating in Europe. The precise cost to United will depend upon the terms of the legislation enacted, which would determine whether United will be forced to buy emission allowances and the cost at which these allowances may be obtained.

Pursuant to an agreement reached in December 2005, a full open skies agreement between the United States and Canada became effective on March 12, 2007. This agreement provides United and Air Canada with expanded antitrust immunity beyond their previous transborder region. In addition, the DOT finalization in March 2007 of its tentative decision from December 2006 resulted in the approval of United’s proposed 9-party antitrust immunity application (including United, Air Canada, Lufthasa, SAS, Austrian, Swiss, LOT, TAP and bmi).

Environmental Regulation.

The airline industry is subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils, and waste materials. New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. United will be carefully evaluating the potential impact of such proposed regulations. Other areas of developing regulations include the State of California rule-makings regarding air emissions from ground support equipment and a federal rule-making concerning the discharge of deicing fluid. The airline industry is also subject to other environmental laws and regulations, including those that require the Company to remediate soil or groundwater to meet certain objectives. Compliance with all environmental laws and regulations can require significant expenditures. Under the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as “Superfund,” and similar environmental cleanup laws, generators of waste materials, and owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. The Company also conducts voluntary environmental assessment and remediation actions. Environmental cleanup obligations can arise from, among other circumstances, the operation of aircraft fueling facilities, and primarily involve airport sites. Future costs associated with these activities are currently not expected to have a material adverse affect on the Company’s business.

Employees

As of December 31, 2006, the Company and its subsidiaries had approximately 55,000 active employees, of whom approximately 81% were represented by various U.S. labor organizations.

As of December 31, 2006, the employee groups, number of employees and labor organization for each of United’s collective bargaining groups were as follows:

	Number of		Contract Open
Employee Group	Employees	Union(1)	for Amendment
Public Contact/Ramp & Stores/Food Service Employees/Security Officers/Maintenance Instructors/Fleet Technical Instructors	17,203	IAM	January 1, 2010
Flight Attendants	14,920	AFA	January 8, 2010
Pilots	6,439	ALPA	January 1, 2010
Mechanics & Related	5,524	AMFA	January 1, 2010
Engineers	255	IFPTE	January 1, 2010
Dispatchers	167	PAFCA	January 1, 2010

(1)          International Association of Machinists and Aerospace Workers (“IAM”), Association of Flight Attendants—Communication Workers of America (“AFA”), Air Line Pilots Association (“ALPA”), Aircraft Mechanics Fraternal Association (“AMFA”), International Federation of Professional and Technical Engineers (“IFPTE”) and Professional Airline Flight Control Association (“PAFCA”).

Collective bargaining agreements (“CBAs”) are negotiated under the RLA, which governs labor relations in the air transportation industry, and such agreements typically do not contain an expiration date. Instead, they specify an amendable date, upon which the contract is considered “open for amendment.”  Before the amendable date, neither party is required to agree to modifications to the bargaining agreement. Nevertheless, nothing prevents the parties from agreeing to start negotiations or to modify the agreement in advance of the amendable date. Contracts remain in effect while new agreements are negotiated. During the negotiating period, both the Company and the negotiating union are required to maintain the status quo.

ITEM 1A.   RISK FACTORS.

The following risk factors should be read carefully when evaluating the Company’s business and the forward-looking statements contained in this report and other statements the Company or its representatives make from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

Risks Related to the Company’s Business

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company’s operating results.

The Company’s operating results have been and continue to be significantly impacted by changes in the availability or price of aircraft fuel. Previous record-high fuel prices increased substantially in 2006 as compared to 2005. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future. Although the Company is currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. In addition, from time to time the Company enters into hedging arrangements to protect against rising fuel costs. The Company’s ability to hedge in the future, however, may be limited due to market conditions and other factors.

Additional terrorist attacks or the fear of such attacks, even if not made directly on the airline industry, could negatively affect the Company and the airline industry.

The terrorist attacks of September 11, 2001 involving commercial aircraft severely and adversely affected the Company’s financial condition and results of operations, as well as prospects for the airline industry generally. Among the effects experienced from the September 11, 2001 terrorist attacks were substantial flight disruption costs caused by the FAA-imposed temporary grounding of the U.S. airline industry’s fleet, significantly increased security costs and associated passenger inconvenience, increased insurance costs, substantially higher ticket refunds and significantly decreased traffic and revenue per revenue passenger mile (“yield”).

Additional terrorist attacks, even if not made directly on the airline industry, or the fear of or the precautions taken in anticipation of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights) could materially and adversely affect the Company and the airline industry. The war in Iraq and additional international hostilities could also have a material adverse impact on the Company’s financial condition, liquidity and results of operations. The Company’s financial resources might not be sufficient to absorb the adverse effects of any further terrorist attacks or an increase in post-war unrest in Iraq or other international hostilities involving the United States.

The airline industry is highly competitive and susceptible to price discounting.

The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Some of our competitors have substantially greater financial resources or lower-cost structures than United does, or both. In recent years, the market share held by LCCs has increased significantly. Large network carriers, like United, have often had a lack of pricing power within domestic markets.

In addition, U.S. Airways, Northwest, Delta and several small U.S. competitors have recently reorganized or are currently reorganizing under bankruptcy protection. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

From time to time the U.S. airline industry has undergone consolidation, as in the recent merger of U.S. Airways and America West, and may experience additional consolidation in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and business combinations. If other airlines participate in merger activity, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

Additional security requirements may increase the Company’s costs and decrease its traffic.

Since September 11, 2001, the DHS and the TSA have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. In addition, foreign governments have also begun to institute additional security measures at foreign airports United serves. A substantial portion of the costs of these security measures is borne by the airlines and their passengers, increasing the Company’s costs and/or reducing its revenue.

Security measures imposed by the U.S. and foreign governments after September 11, 2001 have increased United’s costs and may further adversely affect the Company and its financial results. Additional measures taken to enhance either passenger or cargo security procedures and/or to recover associated costs in the future may result in similar adverse effects.

Extensive government regulation could increase the Company’s operating costs and restrict its ability to conduct its business.

Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The FAA from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by the Company. The Company expects to continue incurring material expenses to comply with the regulations of the FAA and other agencies.

United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked United’s certificate, it could have a material adverse effect on its business.  The FAA can also limit United’s airport access by limiting the number of departure and arrival slots at “high density traffic airports” and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company’s business.

Many aspects of United’s operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant.

The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company’s financial position and results of operations and could result in the impairment of material amounts of related intangible assets.

Further, the Company’s operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year. The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control delays and general economic conditions. As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results are not necessarily indicative of future operating results.

The Company’s financial condition and results of operations may be further affected by the future resolution of bankruptcy-related contingencies.

Despite the Company’s exit from bankruptcy on February 1, 2006, several significant matters remain to be resolved in connection with its reorganization under Chapter 11 of the United States Bankruptcy Code. Unfavorable resolution of these matters could have a material adverse effect on the Company’s business. For additional detail regarding these matters, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

The Company’s initiatives to improve the delivery of its products and services to its customers, reduce costs, and increase its revenues may not be adequate or successful.

The Company continues to identify and implement continuous improvement programs to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues. Some of these efforts are focused on cost savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates. A number of the Company’s ongoing initiatives involve significant changes to the Company’s business that it may be unable to implement successfully. The adequacy and ultimate success of the Company’s programs and initiatives to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues cannot be assured.

Union disputes, employee strikes and other labor-related disruptions may adversely affect the Company’s operations.

Approximately 81% of the employees of United are represented for collective bargaining purposes by U.S. labor unions. These employees are organized into six labor groups represented by six different unions.

Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, a carrier must maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board. This process continues until either the parties have reached agreement on a new CBA or the parties are released to “self-help” by the National Mediation Board. Although in most circumstances the RLA prohibits strikes, shortly after release by the National Mediation Board carriers and unions are free to engage in self-help measures such as strikes and lock-outs. All of the Company’s U.S. labor agreements become amendable in January 2010. There is also a risk that dissatisfied employees, either with or without union involvement, could engage in illegal slow-downs, work stoppages, partial work stoppages, sick-outs or other actions short of a full strike that could individually or collectively harm the operation of the airline and impair its financial performance.

Increases in insurance costs or reductions in insurance coverage may adversely impact the Company’s operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, the Company’s insurance costs increased significantly and its ability to continue to obtain certain types of insurance remains uncertain. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if it had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If the Company is unable to obtain adequate war risk insurance, its business could be materially and adversely affected.

If any of United’s aircraft were to be involved in an accident, the Company could be exposed to significant liability. The insurance it carries to cover damages arising from any future accidents may be inadequate. If the Company’s insurance is not adequate, it may be forced to bear substantial losses from an accident.

The Company relies heavily on automated systems to operate its business and any significant failure of these systems could harm its business.

The Company depends on automated systems to operate its business, including its computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including united.com. United’s website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information, as well as process critical financial transactions. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of United’s services versus its competitors and materially impair its ability to market its services and operate its flights.

The Company’s business relies extensively on third-party providers. Failure of these parties to perform as expected, or unexpected interruptions in the Company’s relationships with these providers or their provision of services to the Company, could have an adverse effect on its financial condition and results of operations.

The Company has engaged a growing number of third-party service providers to perform a large number of functions that are integral to its business, such as operation of United Express flights, operation of customer service call centers, provision of information technology infrastructure and services, provision of maintenance and repairs, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. The Company does not directly control these third-party providers, although it does enter into agreements with many of them that define expected service performance. Any of these third-party providers, however, may materially fail to meet their service performance commitments to the Company. The failure of these  providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce the Company’s revenues and increase its expenses or prevent United from operating its flights and providing other services to its customers. In addition, the Company’s business and financial performance could be materially harmed if its customers believe that its services are unreliable or unsatisfactory.

The Company’s high level of fixed obligations could limit its ability to fund general corporate requirements and obtain additional financing, could limit its flexibility in responding to competitive developments and could increase its vulnerability to adverse economic and industry conditions.

The Company has a significant amount of financial leverage from fixed obligations, including the Amended Credit Facility, aircraft lease and debt financings, leases of airport property and other facilities, and other material cash obligations. In addition, as of February 2, 2007, the Company had pledged all of its available assets as collateral to secure its various fixed obligations, except for certain aircraft and related parts with an estimated current market value of approximately $2.5 billion.

The Company’s high level of fixed obligations or a downgrade in the Company’s credit ratings could impair its ability to obtain additional financing, if needed, and reduce its flexibility to conduct its business. Certain of the Company’s existing indebtedness also requires it to meet covenants and financial tests to maintain ongoing access to those borrowings. See Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further details. A failure to timely pay its debts or other material uncured breach of its contractual obligations could result in a variety of adverse consequences, including the acceleration of the Company’s indebtedness, the withholding of credit card sale proceeds by its credit card service providers and the exercise of other remedies by its creditors and equipment lessors that could result in material adverse effects on the Company’s operations and financial condition. In such a situation, it is unlikely that the Company would be able to fulfill its obligations to repay the accelerated indebtedness, make required lease payments, or otherwise cover its fixed costs.

The Company’s net operating loss carry forward may be limited.

The Company has a net operating loss (“NOL”) carry forward tax benefit of approximately $2.7 billion for federal and state income tax purposes that primarily originated before United’s emergence from bankruptcy and will expire over a five to twenty year period. This tax benefit is mostly attributable to federal NOL carry forwards of $7.0 billion. If UAL were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under current conditions, its annual federal NOL utilization could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. This limitation would impact both UAL and United NOLs.

To avoid a potential adverse effect on UAL and United’s ability to utilize their NOL carry forward for federal income tax purposes after the Effective Date, UAL’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the PBGC. The 5% Ownership Limitation remains effective until February 1, 2011. While the purpose of these transfer restrictions is to prevent a change of ownership from occurring within the meaning of Section 382 of the Internal Revenue Code (which ownership change would materially and adversely affect UAL and United’s ability to utilize their NOL carry forward or other tax attributes), no assurance can be given that such an ownership change will not occur, in which case the availability of UAL and United’s substantial NOL carry forward and other federal income tax attributes would be significantly limited or possibly eliminated.

The Company has identified a material weakness in its internal control over financial reporting associated with tax accounting as of December 31, 2006 that, if not properly remediated, could result in material misstatements in its financial statements in future periods.

UAL performed an evaluation of its internal control over financial reporting as of December 31, 2006, and concluded that such internal control over financial reporting was not effective as of such date due to the existence of a deficiency in the operation of its internal accounting controls, which constituted a material weakness in its internal control over financial reporting. Only UAL, as a “large accelerated filer” with respect to the reporting requirements of the Exchange Act, was required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations as to management’s assessment of internal control over financial reporting for the fiscal year of 2006. United is not an accelerated filer, and therefore, was not required to comply with the aforementioned regulations. However, as part of UAL’s internal control assessment, United’s management determined that this material weakness also exists within its internal control over financial reporting. While the controls were properly designed and did not result in a material misstatement, they did not operate effectively to ensure proper accounting and disclosure of income taxes. The Company has suffered from high management attrition during its reorganization. The material weakness was primarily related to high staff turnover in the tax department.

As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected.

Because of this material weakness, there is a risk that a material misstatement of our annual or quarterly financial statements may not be prevented or detected. The Company has taken and will continue to take whatever steps are necessary to remediate the material weakness, including the hiring of staff, use of external advisors, as well as implementing a more rigorous review process of tax accounting and disclosure matters. We cannot guarantee, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal control over financial reporting in future periods, our access to capital could be adversely affected.

The Company is subject to economic and political instability and other risks of doing business globally.

The Company is a global business with operations outside of the United States from which it derives approximately one-third of its operating revenues. The Company’s operations in Asia, Latin America, Middle East and Europe are a vital part of its worldwide airline network. Volatile economic, political and market conditions in these international regions may have a negative impact on the Company’s operating results and its ability to achieve its business objectives. In addition, significant or volatile changes in exchange rates between the U.S. dollar and other currencies, the imposition of exchange controls or other currency restrictions may have a material adverse impact upon the Company’s liquidity, revenues, costs, or operating results.

The loss of skilled employees upon whom the Company depends to operate its business or the inability to attract additional qualified personnel could adversely affect its results of operations.

The Company believes that its future success will depend in large part on its ability to attract and retain highly qualified management, technical and other personnel. The Company may not be successful in retaining key personnel or in attracting and retaining other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel could adversely affect its business.

The Company could be adversely affected by an outbreak of a disease that affects travel behavior.

An outbreak of a disease that affects travel behavior, such as Severe Acute Respiratory Syndrome (SARS) or avian flu, could have a material adverse impact on the Company’s business, financial condition and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Flight Equipment

Details of United’s mainline operating fleet as of December 31, 2006 are provided in the following table:

	Average				Average
Aircraft Type	No. of Seats	Owned	Leased	Total	Age (Years)
A319-100	120	33	22	55	7
A320-200	148	42	55	97	9
B737-300	123	15	49	64	18
B737-500	108	29	1	30	15
B747-400	347	18	12	30	11
B757-200	172	45	52	97	15
B767-300	213	17	18	35	12
B777-200	267	46	6	52	8
Total Operating Fleet		245	215	460	12

As of December 31, 2006, all of the aircraft owned by United were encumbered under debt agreements. The amendment of the Credit Facility, creating the Amended Credit Facility on February 2, 2007, enabled the Company to remove 101 aircraft from the Amended Credit Facility collateral pool. For additional information on aircraft financings see Note 9, “Debt Obligations” and Note 13, “Lease Obligations,” in the Notes to Consolidated Financial Statements.

Ground Facilities

United has entered into various leases relating to its use of airport landing areas, gates, hangar sites, terminal buildings and other airport facilities in most of the municipalities it serves. These leases were subject to assumption or rejection under the Chapter 11 process. As of December 31, 2006, United had assumed major facility leases in Washington (Dulles and Reagan), Denver (terminal lease only), San Francisco, Newark (terminal lease only), Austin, Cleveland, Columbus, Detroit (terminal lease only), Las Vegas, Oakland, Portland, Fort Meyers (fuel system lease only), Orange County and Tucson. Major facility leases expire at San Francisco in 2011 and 2013, Washington Dulles in 2014, Chicago O’Hare in 2018, Los Angeles in 2021 and Denver in 2025.

The Company owns a 66.5-acre complex in suburban Chicago consisting of more than 1 million square feet of office space for its former world headquarters, a computer facility and a training center. United also owns a flight training center, located in Denver, which accommodates 36 flight simulators and more than 90 computer-based training stations. The Company owns a limited number of other properties, including a reservations facility in Denver and a crew hotel in Honolulu. All of these facilities are mortgaged.

Beginning in March 2007, the Company will move approximately 350 management employees, including its senior management, to its new headquarters in downtown Chicago. The Company’s new corporate headquarters will be located at 77 West Wacker Drive, where the Company leases approximately 137,000 square feet of office space. The Company’s former world headquarters, located in suburban Elk Grove Township, will become the Operations Center. Consistent with the Company’s goals of achieving additional cost savings and operational efficiencies, the Company will relocate employees from several of its other suburban Chicago facilities into the new Operations Center.

The Company’s Maintenance Operation Center at San Francisco International Airport occupies 130 acres of land, 2.9 million square feet of floor space and 9 aircraft hangar bays under a lease expiring in 2013.

United’s off-airport leased properties historically included a number of ticketing, sales and general office facilities in the downtown and suburban areas of most of the larger cities within the United system. As part of the Company’s restructuring and cost containment efforts, United closed, terminated or rejected all of its former domestic city ticket office leases. United continues to lease and operate a number of administrative, reservations, sales and other support facilities worldwide. United also continues to evaluate opportunities to reduce space requirements at its airports and off-airport locations.

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

Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company’s objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due is likely to continue through 2007. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements.

Air Cargo/Passenger Surcharge Investigations

In February 2006, the European Commission and the U.S. Department of Justice commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the U.S. Department of Justice requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. The Company is cooperating fully. United is considered a source of information for the investigation, not a target. In addition to the federal grand jury investigation, United and other air cargo carriers have been named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United has entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. More than fifty additional putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated for pretrial activities in the United States Federal Court for the Northern District of California (“Federal Court”). United has entered a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs’ factual investigation. The settlement agreement is subject to review and approval by the Federal Court. Penalties for violating competition laws can be severe, involving both criminal and civil liability. The Company is cooperating with the grand jury investigations while carrying out its own internal review of its pricing practices, and is not in a position to evaluate the potential financial impact of this litigation at this time. However, a finding that the Company violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on the Company.

Summers v. UAL Corporation ESOP, et. al.

Certain participants in the UAL Corporation Employee Stock Ownership Plan (“ESOP”) sued the ESOP, the ESOP Committee and State Street Bank and Trust Company (“State Street”) in the U.S. District Court for the Northern District of Illinois (“the District Court”) in February 2003 seeking monetary damages in a purported class action that alleges that the ESOP Committee breached its fiduciary duty by not selling UAL stock held by the ESOP commencing as of July 19, 2001. The ESOP Committee appointed State Street in September 2002 to act as investment manager and fiduciary to manage the assets of the ESOP itself. In August 2005, a proposed settlement was reached between the plaintiffs and the ESOP Committee defendants. The agreed upon settlement amount is to be paid out of the $5.2 million in insurance proceeds remaining after deducting legal fees. State Street objected to the agreement during the required fairness hearing before the District Court.  The Court nevertheless approved the settlement in October 2005, but also granted State Street’s motion for summary judgment, dismissing the underlying claims. Both sides appealed from the District Court’s decision, and as a result, no settlement funds have been disbursed pending a ruling on appeal. In June 2006, the United States Court of Appeals for the Seventh Circuit (“Court of Appeals”) affirmed the lower court’s ruling dismissing the claims against State Street and in effect rendering State Street’s challenge to the settlement agreement moot. Both parties requested the United States Supreme Court (“Supreme Court”) to review the decision of the Court of Appeals. On February 20, 2007, the Supreme Court declined both parties’ requests to review the Court of Appeals decision, bringing this dispute to a final conclusion and foreclosing any potential claim for indemnity against the Company.

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

Environmental Proceedings

In accordance with an order issued by the California Regional Water Quality Control Board in June 1999, United, along with most of the other tenants of the San Francisco International Airport, has been investigating potential environmental contamination at the airport (geographically including United’s San Francisco maintenance center) and conducting monitoring and/or remediation when needed. United’s projected costs associated with this order were significantly reduced in 2006; therefore, the Company does not consider this to be a material proceeding.

United recently completed negotiations with the Bay Area Air Quality Management District regarding notices of violations received at its San Francisco maintenance center and payment of associated penalties.

Internal Revenue Service Matter

In 1999, UAL and United entered into a restructuring of United’s risk management function for retiree medical benefits in an attempt to control the spiraling costs of medical care. As part of the redesign of this function, United partnered with Blue Cross Blue Shield of Illinois-Health Care Service Corporation. Upon audit of UAL’s consolidated 1999 federal income tax return, the U.S. Internal Revenue Service (“IRS”) took the position that this restructuring was the same as, or substantially similar to, a listed tax shelter transaction. The IRS proposed a penalty for “gross valuation misstatement” under Section 6662(h)(1) of the Internal Revenue Code in the amount of approximately $16 million. The settlement of the issue resulted in a penalty payment by United in 2006 in the amount of approximately $2 million.

Other Legal Proceedings

UAL and United are involved in various other claims and legal actions involving passengers, customers, suppliers, employees and government agencies arising in the ordinary course of business. Additionally, from time to time, the Company becomes aware of potential non-compliance with applicable environmental regulations, which have either been identified by the Company (through internal compliance programs such as its environmental compliance audits) or through notice from a governmental entity. In some instances, these matters could potentially become the subject of an administrative or judicial proceeding and could potentially involve monetary sanctions. After considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, management believes that the ultimate disposition of these contingencies will not materially affect its consolidated financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

United Air Lines, Inc. is a wholly-owned subsidiary of UAL Corporation and there is no market for United’s common stock.

ITEM 6.   SELECTED FINANCIAL DATA.

In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7 and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the adoption of fresh-start reporting, the financial statements prior to February 1, 2006 are not comparable with the financial statements after February 1, 2006. References to “Successor Company” refer to United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to United prior to February 1, 2006.

(In millions, except rates)	Successor		Predecessor
	Period from February 1 to December 31,		Period from January 1 to January 31,	Year Ended December 31,
	2006		2006	2005		2004		2003		2002
Income Statement Data:
Operating revenues	$17,880		$1,454	$17,304		$16,413		$14,933		$15,811
Operating expenses	17,369		1,506	17,529		17,217		16,246		18,537
Fuel expenses—mainline	4,462		362	4,032		2,943		2,072		1,921
Reorganization (income) expense	—		(22,709)	20,432		611		1,174		10
Net income (loss)(a)	32		22,626	(21,036)		(1,679)		(2,777)		(3,103)
Balance Sheet Data at period-end:
Total assets	$25,581		$19,595	$19,396		$20,719		$21,959		$23,510
Long-term debt and capital lease obligations, including current portion	10,596		1,432	1,433		1,204		852		700
Liabilities subject to compromise	—		36,379	35,060		16,161		14,090		13,967
Mainline Operating Statistics(b):
RPMs	117,470		(b)	114,272		115,198		104,464		109,460
ASMs	143,095		(b)	140,300		145,361		136,630		148,827
Passenger load factor	82.1%		(b)	81.4%		79.2%		76.5%		73.5%
Yield(c)	12.19	¢	(b)	11.25	¢	10.83	¢	10.79	¢	11.06	¢
Passenger revenue per ASM (PRASM)	10.04	¢	(b)	9.20	¢	8.63	¢	8.32	¢	8.19	¢
Operating revenue per ASM (RASM)(d)	11.49	¢	(b)	10.66	¢	9.95	¢	9.81	¢	9.77	¢
Operating expense per ASM (CASM)(e)	11.23	¢	(b)	10.59	¢	10.20	¢	10.52	¢	11.45	¢
Fuel gallons consumed	2,290		(b)	2,250		2,349		2,202		2,458
Average price per gallon of jet fuel, including tax and hedge impact	210.7	¢	(b)	179.2	¢	125.3	¢	94.1	¢	78.2	¢

(a)           Net income (loss) was significantly impacted in the Predecessor Company periods due to the reorganization items related to the Company’s restructuring in bankruptcy.

(b)           Mainline operations exclude the operations of independent regional carriers operating as United Express. Statistics included in the Successor period were calculated using the combined results of the Successor period from February 1 to December 31, 2006 and the Predecessor January 2006 period.

(c)            Yield is mainline passenger revenue excluding industry and employee discounted fares per RPM.

(d)          RASM is operating revenues excluding United Express passenger revenue per ASM.

(e)           CASM is operating expenses excluding United Express operating expenses per ASM.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed further in Item 1. Business, the Company derives virtually all of its revenues from airline related activities. The most significant source of airline revenues is passenger revenues; however, Mileage Plus, United Cargo, and United Services are also significant sources of operating revenues. The airline industry is highly competitive, and is characterized by intense price competition. Fare discounting by United’s competitors has historically had a negative effect on the Company’s financial results because it is generally required to match competitors’ fares to maintain passenger traffic. Future competitive fare adjustments may negatively impact the Company’s future financial results. The Company’s most significant operating expense is jet fuel. Jet fuel prices are extremely volatile and are largely uncontrollable by the Company. United’s historical and future earnings have been and will continue to be significantly impacted by jet fuel prices. The impact of recent jet fuel price increases is discussed below. The Company’s results in 2006 were significantly impacted by the adoption of fresh-start reporting upon its emergence from bankruptcy. See the “Fresh-Start Reporting” section below for a discussion of the significant fresh-start items that impacted the Company’s earnings in 2006.

Bankruptcy Matters.   On December 9, 2002, UAL, United and 26 direct and indirect wholly-owned subsidiaries filed voluntary petitions to reorganize its business under Chapter 11 of the Bankruptcy Court. The Company emerged from bankruptcy on February 1, 2006, under a Plan of Reorganization that was approved by the Bankruptcy Court. In connection with its emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting, which resulted in significant changes in post-emergence financial statements, as compared to United’s historical financial statements, as is further discussed in the “Financial Results” section below. Also, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements and Item 1. Business for further information regarding bankruptcy matters.

Recent Developments.   The Company believes its restructuring has made the Company competitive with its network airline peers. The Company’s financial performance has continued to improve despite significant increases in fuel prices, as noted below. Average mainline unit fuel expense has increased 68% from 2004 to 2006, which has negatively impacted the Company’s operating margin. However, the Company has been able to overcome rising fuel costs through its restructuring accomplishments, improved revenues and other means, which have contributed to the generation of operating income of $459 million in calendar-year 2006, as compared to operating losses of $225 million and $804 million in 2005 and 2004, respectively.

United seeks to continuously improve the delivery of its products and services to its customers, reduce unit costs, and increase unit revenues. Together with these initiatives, some of the Company’s more significant recent developments are noted as follows:

•       In February 2007, the Company prepaid $972 million of Credit Facility debt and amended certain terms of the Credit Facility. The Amended Credit Facility requires significantly less collateral as compared to the Credit Facility and is expected to provide net interest expense savings of approximately $70 million annually. This amount represents the net impact of reduced interest expense and interest income as a result of lower cash and debt balances, as well as a more favorable interest rate on the Amended Credit Facility. See the “Liquidity and Capital Resources” section, below, and Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements for further information related to this new facility.

•       In 2006, the Company announced a program to reduce then-projected 2007 expenses by
$400 million. The Company has identified specific programs to realize these savings, and continues to identify and evaluate other savings opportunities. For example, the Company expects to reduce costs by approximately $200 million through savings in such areas as telecommunications, airport services, catering, maintenance materials and aircraft ground handling. The Company also expects to reduce advertising and marketing costs by as much as $60 million. Increased operational efficiencies, through the implementation of such initiatives as a new flight planning system and reduced block times are expected to generate approximately $40 million in savings. In addition, the Company estimates it will achieve a $100 million reduction in general and administrative expenses, which includes a reduction of salaried and management positions. The Company realized approximately $135 million of the projected $400 million of 2007 cost reductions in 2006, and is on track to achieve $265 million of projected cost savings in 2007.

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

•       Effective September 2006, United began charging travel agents within North America a $3.50 per passenger segment fee if low cost booking channels are not used. In 2006, United also renegotiated its agreements with four major GDS providers to allow access to low cost booking options for United’s appointed travel agencies. Increased use of low cost booking channels is expected to reduce United’s product distribution expenses.

•       In the third quarter of 2006, United announced the addition of 22 new flights from Washington Dulles, which increased departures from Dulles by 14 percent in the fall of 2006 as compared to the fall of 2005. In early 2007, the DOT awarded United the route between Washington Dulles-Beijing and this nonstop service will commence on March 28, 2007. The Company plans to reallocate existing aircraft to serve this new route.

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

Financial Results.   Upon United’s emergence from Chapter 11 bankruptcy protection, the Company adopted fresh-start reporting in accordance with SOP 90-7. Thus, the consolidated financial statements before February 1, 2006 reflect results based upon the historical cost basis of the Company while the post-emergence consolidated financial statements reflect the new basis of accounting, which incorporates fair value adjustments recorded from the application of SOP 90-7. Therefore, financial statements for the post-emergence periods are not comparable to the pre-emergence period financial statements. The adoption of fresh-start reporting had a significantly negative impact on the Company’s results of operations. The significant differences in accounting results are discussed under “Fresh-Start Reporting,” below.

For purposes of providing management’s year-over-year discussions of United’s financial condition and results of operations, management has compared the combined 2006 annual results consisting of the Successor Company’s results for the eleven months ended December 31, 2006 and the Predecessor Company’s January 2006 results, to the Predecessor Company’s annual 2005 and 2004 results. References to “Successor Company” refer to United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to United before its exit from bankruptcy on February 1, 2006.

The table below presents a reconciliation of the Company’s net income (loss) to net income (loss), excluding reorganization items for the three years ended December 31, 2006. Presentation of results for the combined twelve month period of 2006, as described in the preceding paragraph, and the presentation of net income excluding reorganization items, are non-GAAP measures. However, the Company believes that these year-over-year comparisons of the results of operations, as shown in the table below, provide management and investors a useful perspective of the Company’s core business and on-going operational and financial performance and trends, since reorganization items pertain to accounting for the effects of the bankruptcy restructuring and are not recurring. In addition, the combined twelve month period of 2006 is presented to improve comparability with the full years of 2005 and 2004.

	Predecessor	Successor		Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Combined Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
(In millions)	2006	2006	2006(a)	2005	2004
Net income (loss)	$22,626	$32	$22,658	$(21,036)	$(1,679)
Reorganization items, net	(22,709)	—	(22,709)	20,432	611
Net income (loss), excluding reorganization items, net	$(83)	$32	$(51)	$(604)	$(1,068)

(a)           The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and  eleven months ended December 31, 2006 (Successor Company).

The Company’s improved results of operations in 2006, as compared with 2005 and 2004, were influenced by a number of significant factors, including fresh-start reporting and other factors that are described below.

Fresh-Start Reporting.

Under fresh-start reporting at the Effective Date, the Company’s asset values were remeasured using fair value, and were allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the net fair value of tangible and identifiable intangible assets and liabilities was recorded as goodwill. In addition, fresh-start accounting also requires that all assets and liabilities be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates, except for deferred taxes, which are accounted for in conformity with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Certain debt and preferred stock issued by UAL were pushed down to United and are recorded as debt and preferred stock in United’s Statements of Consolidated Financial Position as part of fresh-start reporting. The Company’s results in 2006 were significantly impacted by fresh-start reporting and other non-cash expenses; the most significant impacts are discussed below.

•       As part of fresh-start reporting the Company changed its accounting for Mileage Plus from the incremental cost model to the deferred revenue model. Under the incremental cost method, the estimated liability was based on incremental costs and adjustments were made to both operating revenues and advertising expense. Under the deferred revenue model a portion of ticket revenue from Mileage Plus members, and other qualifying mileage transactions, is allocated to deferred revenue at fair value to reflect the Company’s obligation for future award redemptions. This change in accounting negatively impacted the Company’s operating revenues by approximately $158 million in 2006 as compared to 2005.  The negative revenue impact was partially offset by a reduction in advertising expense of approximately $27 million which the Company estimates would have been recorded if the incremental cost method had been continued. Mileage Plus accounting is discussed further in “Critical Accounting Policies,” below.

•       The Company recorded non-cash share-based compensation expense of $159 million in 2006 in association with UAL’s MEIP and DEIP plans as approved under the Plan of Reorganization. This expense was not recognized in 2005 and 2004, because prior to 2006 the Company accounted for its share-based compensation plans under the intrinsic method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

•       In 2006, the Company recognized non-cash depreciation and amortization charges of $74 million on assets that were recorded at fair value as part of fresh-start reporting, including definite-lived intangible assets that were recognized under fresh-start accounting. United did not recognize similar asset values or related amortization expense in the preceding annual periods.

•       The adjustment of the Company’s postretirement plan liabilities to fair value at fresh-start resulted in the elimination of unrecognized prior service credits and actuarial losses for its non-pension postretirement plan. The elimination of these unrecognized items negatively impacted the Company’s 2006 expenses by approximately $51 million.

•       Aircraft rent was negatively impacted by approximately $101 million. This included an unfavorable impact of $66 million related to deferred gains on pre-emergence sale-leaseback transactions that were eliminated as part of fresh-start reporting. Before fresh-start reporting, these deferred gains were being amortized into earnings over the lease terms as a reduction of the related aircraft rent expense.  Also due to the restructuring of aircraft financings in bankruptcy, the Company’s operating leases were at average rates below market value; therefore, a deferred charge was recorded to adjust these leases to fair value. Amortization of this deferred charge resulted in additional rent expense of approximately $35 million in 2006.

•       The Company recognized additional non-cash interest expense of approximately $51 million for the amortization of debt and capital lease obligation discounts that were recorded upon its emergence from bankruptcy to adjust its debt and capital lease obligations to fair value.

•       At United’s emergence from bankruptcy, there were certain unresolved matters which are considered to be preconfirmation contingencies. The Company initially recorded an obligation for its best estimate of the amounts it expected to pay to resolve these matters.  Adjustments to these initial estimates are recorded in current results of operations. The most significant of these were classified as Special items in the Company’s 2006 Statement of Consolidated Operations and include a net benefit of $12 million related to the San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”) municipal bond obligations and a benefit of $24 million related to the termination of certain of the Company’s non-qualified pension plans. The Company adjusted its estimated liabilities for these preconfirmation contingencies during the eleven months ended December 31, 2006 to the amounts the Company now believes to be probable based on court rulings and other updated information. In addition to the special items previously noted, other accruals and accrual adjustments provided an additional net benefit of approximately $29 million to 2006 operating expenses. See Note 1, “Voluntary Reorganization Under Chapter 11—Claims Resolution Process,” in the Notes to Consolidated Financial Statements for additional information related to these adjustments.

Other Factors.

•       Operating revenues increased $2.0 billion, or 12%, in 2006 as compared to 2005 and by $2.9 billion, or 18%, in 2006 as compared to 2004. Revenues increased in 2006 and 2005 largely due to passenger revenue growth from United’s improved worldwide airline network performance and a more healthy revenue environment for United and the airline industry, which was significantly aided by constrained industry capacity growth during these periods. However, United’s passenger revenue growth rate has slowed in the latter part of 2006, with the 2006 fourth quarter operating revenues increasing 5% over the same quarter in 2005, as compared to a growth rate of 9% in the fourth quarter of 2005 over the same quarter in 2004. Fourth quarter revenues in 2006 were also negatively impacted by severe winter storms in Denver and Chicago, as discussed below. These revenues were also adversely affected by Mileage Plus accounting in 2006 as discussed above.

•       United Express contributed $77 million to operating income in 2006 as compared to negative contributions to operating results of $317 million in 2005 and $493 million in 2004. This improvement is due to an improved regional operations cost structure resulting from the bankruptcy reorganization, network optimization similar to that achieved for the mainline operation, and the replacement of some 50-seat regional jets with 70-seat regional jets providing both first class and Economy Plus service, among other factors.

•       Mainline fuel costs have significantly trended upward since 2004, increasing by $792 million between 2005 and 2006, and by $1.9 billion between 2004 and 2006. These increases are primarily due to significant increases in market prices for jet fuel. The Company’s average cost per gallon for jet fuel, including taxes and hedge impacts, increased from approximately $1.25 in 2004, to $1.79 in 2005, and to $2.11 in 2006. Similar increases were experienced in the average cost per gallon of jet fuel for United Express between periods, which is classified as Regional affiliates expense in the Statements of Consolidated Operations.

•       Aircraft maintenance materials and outside repairs expense increased $128 million, or 15%, in 2006 as compared to 2005, and by $262 million, or 35%, in 2006 as compared to 2004. As further discussed in the “Results of Operations” section below, these increases are due to several factors, including higher volumes of outsourced maintenance, increased rates under certain long-term maintenance contracts and aging engines within United’s fleet.

•       Interest expense increased $279 million in 2006 as compared to 2005, and by $309 million as compared to 2004, primarily due to increased debt outstanding of approximately $1.4 billion as a result of the Company’s new capital structure resulting from its emergence from bankruptcy on February 1, 2006 and the fresh-start reporting adjustments discussed above. The increased interest expense was partially offset by increased interest income of $220 million in 2006, as compared to 2005. The Predecessor Company included $6 million and $60 million of interest income in reorganization items, net in accordance with SOP 90-7, for January 2006 and calendar-year 2005, respectively.

•       The January 2006 reorganization income of approximately $22.7 billion primarily relates to the discharge of liabilities and other fresh-start adjustments recorded in connection with the Company’s implementation of the Plan of Reorganization preparatory to its emergence from bankruptcy. In 2005, the reorganization charges of approximately $20.4 billion were primarily for pension, employee-related, and aircraft claim charges of $8.9 billion, $6.5 billion and $3.0 billion, respectively. For additional information, see Note 1, “Voluntary Reorganization Under
Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements.

Liquidity.   As of December 31, 2006, the Company had total cash, including restricted cash and short-term investments, of $4.9 billion. The Company’s strong cash position resulted from its recapitalization upon emergence from bankruptcy, together with strong operating cash flows of $1.6 billion in 2006, as compared to $1.1 billion in 2005 and $0.1 billion in 2004.

As noted above, in February 2007, the Company reduced its cash by approximately $1.0 billion to a level that it believes is more optimal for its capital structure. The cash was used to prepay a portion of the Company’s Credit Facility, which accordingly reduced debt by $972 million. As part of this transaction, the Company entered into the Amended Credit Facility consisting of an amended and restated revolving credit, term loan and guaranty agreement of $2.1 billion.

The Company has significant contractual cash payment obligations associated with debt, aircraft leases and aircraft purchase commitments, among others. See the “Liquidity and Capital Resources” section, below, for further information related to the Amended Credit Facility and the Company’s contractual obligations.

Contingencies.   During the course of its Chapter 11 proceedings, the Company successfully reached settlements with most of its creditors and resolved most pending claims against the Debtors. The following discussion provides a summary of the material matters yet to be resolved in the Bankruptcy Court, as well as other contingencies. For further information on these matters, see Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Notes to Consolidated Financial Statements.

Municipal Bond Obligations.   The Company is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. As a result of the Company’s bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company had been advised that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. Therefore, through the bankruptcy process, the Company either settled or rejected certain pre-petition debt associated with the municipal bonds. In 2006, certain of the Company’s municipal bond obligations relating to JFK, LAX and SFO have been conclusively adjudicated through the Bankruptcy Court as financings and not true leases, while the bonds relating to Denver International Airport (“DEN”) have been conclusively adjudicated as a true lease. The Company has guaranteed $261 million of the DEN bonds as discussed in “Capital Commitments and Off-Balance Sheet Arrangements” below. There remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in the underlying United leaseholds.

Pension Benefit Terminations.   In June 2006, the District Court entered an order approving the termination of the United Airlines Pilot Defined Benefit Pension Plan (“Pilot Plan”). ALPA, United Retired Pilots Benefit Protection Association (“URPBPA”) and the PBGC each filed appeals with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. Both ALPA and URPBPA have filed petitions for writ of certiorari from the Supreme Court. The Supreme Court has yet to rule on either petition. If the termination order is ultimately reversed by the Supreme Court and it results in the reversal of the termination of one or more of the Company’s previously defined benefit pension plans, it could have a materially adverse effect on the Company’s results of operations and financial condition.

There is also a dispute with respect to the continuing obligation of United to pay non-qualified pension benefits to retired pilots pending settlement of the involuntary termination proceeding. On October 6, 2005, the Bankruptcy Court ruled that the Company was obligated to make payment of all non-qualified pension benefits for October 2005. During the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order. Both ALPA and

URPBPA filed petitions for writ of certiorari from the Supreme Court on this issue. The Supreme Court has yet to rule on either petition.

In March 2006, the Bankruptcy Court ruled that the Company was obligated to make payment of all pilot non-qualified pension benefits for the months of November and December 2005 and January 2006. The Bankruptcy Court also ruled that the Company’s obligation to pay pilot non-qualified pension benefits ceased as of January 31, 2006. The Company filed a notice of appeal of the Bankruptcy Court’s ruling to the District Court. URPBPA and ALPA also filed notices of appeal with respect to the Bankruptcy Court’s order, which were subsequently consolidated with the Company’s appeal. United agreed with URPBPA and ALPA to pay into an escrow account the disputed non-qualified pension benefits for the months of November and December 2005 and January 2006, an aggregate amount totaling approximately $17 million. The District Court affirmed the Bankruptcy Court’s ruling in September 2006. The Company filed a notice of appeal of the District Court’s ruling to the Court of Appeals. URPBPA and ALPA also appealed the District Court’s decision. The Company subsequently filed a motion to consolidate its appeal from the Bankruptcy Court’s October 2005 non-qualified benefits order with the three appeals from the Bankruptcy Court’s March 2006 non-qualified benefits order. The Court of Appeals denied the Company’s motion, but issued an order staying briefing on the March 2006 non-qualified benefits order until further order of the Court of Appeals. In light of the Court of Appeals’ October 25, 2006 decision described above, the Company is reasonably optimistic of a successful outcome of its appeal in this matter, although there can be no assurances that the ultimate outcome of this appeal will be favorable to the Company.

Legal and Environmental.   United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

New regulations surrounding the emission of greenhouse gases (such as carbon dioxide) are being considered for promulgation both internationally and within the United States. The Company will be carefully evaluating the potential impact of such proposed regulations.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001, could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

Results of Operations

As described in the “Overview” section above, presentation of the combined twelve month period of 2006 is a non-GAAP measure; however, management believes it is useful for comparison with the full years of 2005 and 2004.

The air travel business is subject to seasonal fluctuations. The Company’s operations can be adversely impacted by severe weather and its first and fourth quarter results normally reflect lower travel demand. Historically, because of these seasonal factors, results of operations are better in the second and third quarters.

Earnings from operations increased $684 million to $459 million in 2006 as compared to a loss from operations of $225 million in 2005. Excluding reorganization items, the net loss was $51 million in 2006 which represents an improvement of $553 million over the net loss in 2005 of $604 million. These improvements are due to the net impact of the items discussed below, among other factors. See Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements for further information on reorganization items.

Operating Revenues.

2006 Compared to 2005

The following table illustrates the year-over-year dollar and percentage changes in major categories of operating revenues.

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Period Ended December 31,	Year Ended December 31,	$	%
(Dollars in millions)	2006	2006	2006 (a)	2005	Change	Change
Operating revenues:
Passenger—United Airlines	$1,074	$13,293	$14,367	$12,914	$1,453	11
Passenger—Regional affiliates	204	2,697	2,901	2,429	472	19
Cargo	56	694	750	729	21	3
Other operating revenues	120	1,196	1,316	1,232	84	7
	$1,454	$17,880	$19,334	$17,304	$2,030	12

(a)           The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

Strong demand, industry capacity restraint, yield improvements, United’s resource optimization initiatives, and ongoing airline network optimization all contributed to a $2.0 billion increase in total operating revenue to $19.3 billion in 2006. The 11% mainline passenger revenue increase was due to both increased traffic and higher average ticket prices; United reported a 3% increase in mainline traffic on a 2% increase in capacity and an 8% increase in yield. Severe winter storms in December 2006 at the Chicago and Denver hubs, which resulted in the cancellation of approximately 3,900 United and United Express flights at these locations, had the estimated impact of reducing revenue by $40 million and reducing total expenses by $11 million. As discussed in “Critical Accounting Policies,” below, the Company changed the accounting for its frequent flyer obligation to a deferred revenue model upon its emergence from bankruptcy which negatively impacted revenues by $158 million. This resulted in increased deferred revenue due to a net increase in miles earned by Mileage Plus customers that will be redeemed in future years.

The 19% increase in regional affiliate revenues was also due to traffic and yield improvements as indicated in the table below.

The increase in cargo revenue was primarily due to improved yield, which was partially due to higher fuel surcharges between periods.

The table below presents selected passenger revenues and operating data by geographic region and the Company’s mainline and United Express segments expressed as period-to-period changes:

2006	North America	Pacific	Atlantic	Latin	Mainline	United Express	Consolidated
Increase (decrease) from 2005(a):
Passenger revenues (in millions)	$1,022	$234	$118	$79	$1,453	$472	$1,925
Passenger revenues	13%	9%	6%	19%	11%	19%	13%
ASMs	4%	—%	(2)%	9%	2%	9%	3%
RPMs	4%	1%	(2)%	13%	3%	13%	4%
Load factor (percent)	0.3 pts	1.4 pts	0.7 pts	2.6 pts	0.7 pts	2.7 pts	0.8 pts
Yield(b)	9%	8%	9%	6%	8%	6%	9%

(a)           The combined 2006 period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

(b)          Yields exclude charter revenue and revenue passenger miles.

2005 Compared to 2004

The following table illustrates the year-over-year dollar and percentage changes in major categories of operating revenues.

(Dollars in millions)	2005	2004	$ Change	% Change
Operating revenues:
Passenger—United Airlines	$12,914	$12,542	$372	3
Passenger—Regional affiliates	2,429	1,931	498	26
Cargo	729	704	25	4
Other operating revenues	1,232	1,236	(4)	—
Total	$17,304	$16,413	$891	5

The table below presents selected passenger revenues and operating data by geographic region and the Company’s mainline and United Express segments expressed as period-to-period changes:

2005	North America	Pacific	Atlantic	Latin	Mainline	United Express	Consolidated
Increase (decrease) from 2004:
Passenger revenues (in millions)	$(153)	$364	$101	$60	$372	$498	$870
Passenger revenues	(2)%	16%	6%	16%	3%	26%	6%
ASMs	(10)%	13%	1%	16%	(3)%	21%	(2)%
RPMs	(6)%	12%	1%	16%	(1)%	23%	1%
Load factor	3.7 pts	(0.9) pts	0.1 pts	0.1 pts	2.2 pts	1.0 pts	2.0 pts
Yield(a)	5%	4%	7%	(2)%	4%	3%	5%

(a)           Yields exclude charter revenue and revenue passenger miles.

Consolidated operating revenues increased $891 million, or 5%, in 2005 as compared to 2004. Mainline passenger revenues increased $372 million, or 3%, due to a 4% increase in yield slightly offset by a decline in RPMs of 1%. ASMs decreased 3%; however, passenger load factor increased 2.2 points to 81.4%.

Passenger revenues—Regional affiliates increased $498 million, or 26%, in 2005 as compared to 2004 mainly due to increased volume of United Express regional carrier flying. Cargo revenues increased $25 million, or 4%, in 2005 as compared to 2004 due to a 1% increase in cargo ton miles combined with a 2% increase in cargo yield.

Operating Expenses.

2006 Compared to 2005

The table below includes the year-over-year dollar and percentage changes in operating expenses. Significant fluctuations are discussed below.

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Period Ended December 31,	Year Ended December 31,	$	%
(Dollars in millions)	2006	2006	2006(a)	2005	Change	Change
Operating expenses:
Aircraft fuel	$362	$4,462	$4,824	$4,032	$792	20
Salaries and related costs	358	3,907	4,265	4,014	251	6
Regional affiliates	228	2,596	2,824	2,746	78	3
Purchased services	133	1,593	1,726	1,519	207	14
Aircraft maintenance materials and outside repairs	80	929	1,009	881	128	15
Depreciation and amortization	68	820	888	854	34	4
Landing fees and other rent	75	800	875	915	(40)	(4)
Cost of third party sales	63	604	667	656	11	2
Aircraft rent	30	386	416	404	12	3
Commissions	24	291	315	305	10	3
Special operating items (Note 17)	—	(36)	(36)	5	(41)	—
Other operating expenses	85	1,017	1,102	1,198	(96)	(8)
	$1,506	$17,369	$18,875	$17,529	$1,346	8

(a)           The combined period includes the results for one month ended January 31, 2006 (Predecessor Company) and eleven months ended December 31, 2006 (Successor Company).

In 2006, United implemented a resource optimization initiative that increased the number of mainline ASMs by 1% percent and United Express ASMs by 3%, for a consolidated ASM impact of 2%, without the use of additional aircraft. In addition to generating increased revenue, this contributed to additional variable expenses such as fuel, salaries, and other expense items.

Higher fuel costs have had a significantly adverse effect on the Company’s operating expenses in 2006 as compared to 2005. In 2006, mainline aircraft fuel expense increased 20% due to an increase in average mainline fuel cost from $1.79 per gallon in 2005 to $2.11 per gallon in 2006, while fuel consumption increased 2% on a similar increase in mainline capacity. The Company recognized a net fuel hedge loss of $26 million in aircraft fuel expense in 2006, which is included in the $2.11 per gallon average cost, whereas in 2005 most fuel hedging gains and losses were recorded in non-operating income and expense. In 2005, the Company recorded $40 million of fuel hedging gains in non-operating income, as discussed below.

Salaries and related costs increased $251 million, or 6%, in 2006 as compared to the prior year. In 2006 the Company recorded $159 million of expense, representing 4% of the increase in salaries and related costs, for UAL’s share-based compensation plans because of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” effective January 1, 2006. In addition, the Company incurred an additional $26 million related to employee performance incentive programs in 2006 as compared to 2005. The Company also recorded $64 million in higher postretirement expenses and $35 million in higher medical and dental expenses in 2006 than in 2005. Salaries also increased due to merit increases awarded to employees in 2006, which were infrequent throughout bankruptcy. These cost increases were partially offset by a 6% year-over-year improvement in labor productivity resulting from the Company’s continuous improvement efforts, together with selective outsourcing of certain non-core functions. In 2006, the Company achieved its goal to reduce 1,000 management and administrative positions.

The Company’s most significant regional affiliate expenses are capacity payments to the regional carriers and fuel expense. Fuel accounted for 30% of the Company’s regional affiliate expense in 2006, as compared to 26% in 2005. Fuel cost increased due to increased market prices for jet fuel, as discussed above, and increased fuel consumption from higher capacity. The Company’s regional affiliate expense increased only 3% despite a 9% increase in capacity due to the benefits of restructured lower-cost regional carrier capacity agreements in 2006 along with regional carrier network optimization and the replacement of some 50-seat regional jets with 70-seat regional jets. The 3% increase in regional affiliates expense includes an 18% increase in fuel costs. See Note 2(i), “Summary of Significant Accounting Policies—United Express,” in the Notes to Consolidated Financial Statements for further discussion of the Regional affiliates expense.

Purchased services increased $207 million, or 14%, in 2006, as compared to 2005, primarily due to an increase of approximately $120 million in outsourcing costs for various non-core work activities; a $33 million increase in certain professional fees, which were classified as reorganization expenses by the Predecessor Company; and a $24 million increase in credit card fees due to higher passenger revenues. The offsetting benefits of higher outsourcing costs are reflected in a 4% reduction in manpower associated with the 6% labor productivity improvement noted for salaries and related costs.

In 2006, aircraft maintenance materials and outside repairs expense increased $128 million, or 15%, from 2005 primarily due to engine-related maintenance rate increases as well as increased volume.

As discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” in the Notes to Consolidated Financial Statements, the Company revalued its assets and liabilities to estimated fair values. In 2006, amortization expense increased $165 million due to the recognition of $465 million of additional definite-lived intangible assets; however, this increase was offset by decreased depreciation expense from fresh-start reporting adjustments that significantly reduced depreciable tangible asset book values to fair value. The impact of the decrease in tangible asset valuation was significant as depreciation and amortization only increased $34 million despite the $165 million increase in intangible asset amortization and incremental depreciation on post-emergence property additions.

Other operating expense decreased $96 million in 2006, as compared to 2005. The adoption of fresh-start reporting, which included the revaluation of the Company’s frequent flyer obligation to estimated fair value and the change in accounting policy to a deferred revenue model for the Successor Company reduced other expense by $27 million. For periods on or after February 1, 2006, adjustments to the frequent flyer obligation are recorded to passenger and other operating revenues, whereas periodic adjustments under the Predecessor Company’s incremental cost basis were recognized in both operating revenues and other operating expense. See “Critical Accounting Policies,” below, for further details. Various cost savings initiatives also reduced the Company’s costs in 2006 as compared to 2005.

In 2006, the Company recognized a net benefit of approximately $36 million to operating expense resulting from the resolution of preconfirmation contingencies for the estimated liability for SFO and LAX municipal bond obligations, and favorable adjustments to preconfirmation contingencies related to the pilots non-qualified pension plan. In 2005, the Company recognized a charge of $18 million for aircraft impairments related to the planned accelerated retirement of certain aircraft. See Note 17, “Special Items,” in the Notes to Consolidated Financial Statements for further information.

2005 Compared to 2004

The following table presents year-over-year dollar and percentage changes in consolidated operating expenses for the Predecessor Company in 2005 as compared to 2004.

(Dollars in millions)	2005	2004	$ Change	% Change
Operating expenses:
Aircraft fuel	$4,032	$2,943	$1,089	37
Salaries and related costs	4,014	5,002	(988)	(20)
Regional affiliates	2,746	2,424	322	13
Purchased services	1,519	1,461	58	4
Aircraft maintenance materials and outside repairs	881	747	134	18
Depreciation and amortization	854	871	(17)	(2)
Landing fees and other rent	915	964	(49)	(5)
Cost of third party sales	656	690	(34)	(5)
Aircraft rent	404	537	(133)	(25)
Commissions	305	305	—	—
Special operating items (Note 17)	5	—	5	—
Other operating expenses	1,198	1,273	(75)	(6)
	$17,529	$17,217	$312	2

Overall, operating expense increased only 2% in 2005 from 2004. The significant changes from 2004 to 2005 included:

•       A $1.1 billion, or 37%, increase in aircraft fuel expense was primarily due to a 43% increase in the average cost of fuel (including tax and hedge impact), partially offset by a 4% decrease in consumption.

•       Salaries and related costs decreased by $1.0 billion, or 20%, primarily due to cost savings associated with lower salaries and benefits as well as lower full-time equivalent employees. The decrease in salaries and related costs was driven by wage and benefit concessions resulting from negotiations with employees and productivity improvements.

•       Regional affiliates increased $322 million primarily as a result of increased fuel costs and volumes of United Express regional carrier flying, partially offset by new and amended contract savings.

•       A $134 million increase in aircraft maintenance materials and outside repairs resulted primarily from higher levels of purchased maintenance activity. This increase was partially offset by certain productivity and labor rate improvements, the effects of which are reflected in salaries and related costs.

•       A $133 million decrease in aircraft rent was due to the restructuring of aircraft lease obligations and fleet reductions.

Other income (expense).

2006 Compared to 2005

The following table illustrates the year-over-year dollar and percentage changes in consolidated other income (expense).

	Predecessor	Successor	Combined	Predecessor
	Period from January 1 to January 31,	Period from February 1 to December 31,	Period Ended December 31,	Year Ended December 31,	$	%
(Dollars in millions)	2006	2006	2006(a)	2005	Change	Change
Other income (expense):
Interest expense	$(42)	$(729)	$(771)	$(492)	$(279)	(57)
Interest income	6	250	256	36	220	611
Interest capitalized	—	15	15	(3)	18	—
Miscellaneous, net	—	11	11	76	(65)	(86)
	$(36)	$(453)	$(489)	$(383)	$(106)	(28)

The Company incurred a $279 million increase in interest expense, which was partly due to the higher outstanding principal balance of the Credit Facility for the Successor Company, as compared to the lower DIP Financing balance for the Predecessor Company. Interest expense in 2006 was also unfavorably impacted by the associated amortization of various discounts which were recorded on debt instruments and capital leases to record these obligations at fair value upon the adoption of fresh-start reporting. Interest income increased $220 million year-over-year, reflecting a higher cash balance in 2006, as well as higher rates of return on certain investments. Interest income also increased due to the classification of most interest income in 2005 as reorganization expense in accordance with SOP 90-7. In 2005, the Company recorded $40 million of fuel hedge gains which did not qualify for hedge accounting in non-operating income, while in 2006 the $26 million net realized and unrealized loss from economic fuel hedges was recognized in aircraft fuel expense.

2005 Compared to 2004

The following table presents year-over-year dollar and percentage changes in consolidated other income (expense) for the Predecessor Company in 2005 as compared to 2004.

(Dollars in millions)	2005	2004	$ Change	% Change
Other income (expense):
Interest expense	$(492)	$(462)	$(30)	(6)
Interest income	36	25	11	44
Interest capitalized	(3)	1	(4)	—
Gain on sale of investments (Note 5)	—	158	(158)	—
Non-operating special items (Note 17)	—	5	(5)	—
Miscellaneous, net	76	4	72	—
	$(383)	$(269)	$(114)	(42)

The Company reported a gain of $158 million from the sale of its investment in Orbitz in 2004. In addition, an increase in interest expense of $30 million, or 6%, in 2005 was due to higher interest and fees applicable to the increased outstanding debt on the DIP Financing between periods. The Company recorded $40 million of fuel hedge gains in Miscellaneous, net in 2005 since they did not qualify for hedge accounting. There were no significant fuel hedge gains or losses included in Miscellaneous, net in 2004. In 2005, the other significant item that was included in Miscellaneous, net was approximately $25 million of foreign currency transaction gains from the revaluation of certain foreign currency denominated debt and pension obligations.

See Note 1, “Voluntary Reorganization Under Chapter 11—Financial Statement Presentation,” in the Notes to Consolidated Financial Statements for further information on Reorganization items, net.

Liquidity and Capital Resources

Liquidity.   United’s total of cash and cash equivalents, restricted cash and short-term investments was $4.9 billion and $2.7 billion at December 31, 2006 and 2005, respectively, including restricted cash of $809 million and $928 million, respectively. At December 31, 2006, the Company reclassified $972 million of its long-term debt to current maturities to reflect its intent to prepay a portion of the Credit Facility. In February 2007, the Company reduced its cash position by $972 million through the prepayment of part of its Credit Facility debt. This debt prepayment reduced the Company’s cash balance to a level that it believes is more optimal. In addition, certain terms of the Credit Facility were amended in February 2007. The Amended Credit Facility consists of a $1.8 billion term loan and a $255 million revolving commitment. At the Company’s option, interest payments are based on either a base rate, as defined in the Amended Credit Facility, or at LIBOR plus 2%. This applicable margin on LIBOR rate loans is a significant reduction of 1.75% from the Credit Facility. The Amended Credit Facility frees up a significant amount of assets that had been pledged as collateral under the Credit Facility. See the “Capital Commitments and Off-Balance Sheet Arrangements” section, below, for information related to scheduled maturities on the Amended Credit Facility. In January 2007, the Company decided to terminate the interest rate swap that had been used to hedge the future interest payments under the original Credit Facility term loan of $2.45 billion. In the first quarter of 2007, the Company expects to expense approximately $16 million of deferred financing costs related to the prepaid portion of the Credit Facility.

Restricted cash primarily represents cash collateral to secure workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process United’s credit card ticket sales. Certain of the credit card processing arrangements are based on the aggregate then-outstanding bank card air traffic liability, the Company’s credit rating and its compliance with certain debt covenants. Credit rating downgrades or debt covenant noncompliance could materially increase the Company’s reserve requirements.

Cash Flows from Operating Activities.

2006 compared to 2005

The Company generated cash from operations of $1.6 billion in 2006 compared to $1.1 billion in 2005. The higher operating cash flow generated in 2006 was due to improved results of operations as discussed above in the “Results of Operation” section, together with differences in the timing and amount of working capital items, and other smaller changes. As discussed in the “Fresh-Start Reporting” section, above, United’s 2006 net income includes significant non-cash items.

The Company does not have any significant defined benefit pension plan contribution requirements as most of the Company-sponsored plans were replaced with defined contribution plans upon its emergence from bankruptcy. The Company contributed approximately $259 million and $11 million to its defined contribution plans and non-U.S. pension plans, respectively, in the eleven months ended December 31, 2006.

2005 compared to 2004

For the year ended December 31, 2005, United generated cash from operations of $1.1 billion, a $936 million increase over cash generated from operations of $114 million in 2004. The higher operating cash generated in 2005 was largely due to improved results of operations, together with increased advanced ticket sales and differences in amounts and timing of other working capital changes.

The Company contributed $127 million towards its U.S. qualified defined benefit pension plans in 2004, but made no such cash contributions in 2006 or 2005. The Company contributed $61 million and $75 million in 2005 and 2004, respectively, largely towards its non-U.S. pension plans and its U.S. non-qualified pension plans. Detailed information regarding the Company’s pension plans is included in Note 6, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements.

Cash Flows from Investing Activities.

2006 Compared to 2005

Cash used by investing activities was $293 million in 2006 as compared to $287 million in 2005. Cash released from segregated funds after exit from bankruptcy in 2006 provided $200 million in cash proceeds. Cash used for increases in short-term investments in 2006 was $231 million, compared to no short-term investment activity in 2005. A reduction in restricted cash balances provided $119 million of cash proceeds in 2006, as compared to cash used to increase restricted cash of $72 million in 2005. Required restricted cash balances in 2006 have decreased slightly from 2005 as a result of the Company’s emergence from bankruptcy, among other factors.

In 2006, the Company did not reject or return any aircraft under Section 1110 of the Bankruptcy Code, although the sale of nine non-operating B767-200 aircraft during this period provided $19 million in cash proceeds from the disposition of property and equipment. The Company used $362 million in cash for the acquisition of property and equipment in 2006, as compared to $469 million in 2005.

2005 Compared to 2004

Overall, cash used in investing activities of $287 million in 2005 was comparable to cash used of $294 million in 2004.

The Company sold ten B727, five B737 and seven B767 aircraft and rejected or returned to the financiers 30 B737 aircraft, ten B767 aircraft and one B747 aircraft under Section 1110 of the Bankruptcy Code in 2005. The Company then reacquired eight of the previously-returned B767 aircraft, of which four were purchased by the Company from the Public Debt Group and subsequently sold to a third-party and simultaneously leased back, and of which four were acquired directly by a third-party from the Public Debt Group and subsequently leased to the Company. In addition, the Company, as part of its agreement with the Public Debt Group, purchased six additional B767 aircraft from the Public Debt Group, which were subsequently sold to and leased back from third parties.

During 2004, the Company received $218 million from the sales of its investments in Orbitz and Air Canada, and used $199 million to provide increased cash deposits classified as restricted, and $267 million for the acquisition of property and equipment.

Cash Flows from Financing Activities.

2006 Compared to 2005

Cash generated through financing activities was $783 million in 2006 compared to cash used of $105 million in 2005. In 2006, the Company made principal payments under long-term debt and capital lease obligations totaling $2.1 billion, which included $1.2 billion for the repayment of the DIP Financing.

In 2006, the Company obtained access to up to $3.0 billion in secured exit financing which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, $2.45 billion of the $2.8 billion term loan and the entire revolving credit line was drawn and used to repay the DIP Financing and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, the Company repaid borrowings under the revolving credit line and accessed the remaining $350 million on the delayed draw term loan. For further details on the Credit Facility, see Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements. At December 31, 2006, the Company had a total of $2.8 billion of debt and $63 million in letters of credit outstanding under the Credit Facility.

During 2006, the Company secured control of 14 aircraft that were included in the 1997-1 EETC transaction by remitting $281 million to the 1997-1 EETC trustee on behalf of the holders of the Tranche A certificates. The Company subsequently refinanced the 14 aircraft on March 28, 2006 with the $350 million delayed draw term loan provided under the Credit Facility. The 14 aircraft are comprised of four B737 aircraft, two B747 aircraft, four B777 aircraft and four A320 aircraft.

Significant 2006 non-cash financing and investment activities included the conversion of six B757 aircraft and one B747 aircraft from leased to owned status resulting in additional aircraft assets and debt obligations of $242 million. The Company completed definitive documentation for this transaction in July 2006, as discussed in Note 1—“Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” in the Notes to Consolidated Financial Statements. In addition, in the first quarter of 2006 the Successor Company completed a transaction that converted certain mortgaged aircraft to capital leases for $137 million. See Note 14, “Statement of Consolidated Cash Flows—Supplemental Disclosures,” in the Notes to Consolidated Financial Statements.

2005 Compared to 2004

Cash used in financing activities was $105 million in 2005 compared to $93 million in 2004. During 2005, the Company made principal payments under long-term debt, DIP Financing, and capital lease obligations of $285 million, $16 million, and $94 million, respectively.  The total cash used for these payments was $395 million in 2005, as compared to total cash used of $737 million for principal payments under debt and capital lease obligations in 2004. In 2005 as compared to 2004, a decrease of $203 million in proceeds from the DIP financing offset the significant decrease in principal payments.

During 2005, the Company made $16 million in principal payments on the DIP Financing. In addition, the Company renegotiated and expanded its DIP Financing facility, allowing it to borrow an additional $310 million during 2005. The amended DIP Financing facility also permitted the Company to make capital expenditures not exceeding $750 million towards aircraft acquisitions, with cash expenditures for such acquisitions not to exceed $300 million. This capital expenditures basket was created primarily to allow the Company to purchase certain aircraft that were controlled by the Public Debt Group, all of which were already in its fleet or had been in its fleet in the recent past. The Company raised $253 million in connection with the subsequent long-term financing of ten of the B767 aircraft acquired from the Public Debt Group.

Capital Commitments and Off-Balance Sheet Arrangements.   United’s business is very capital intensive, requiring significant amounts of capital to fund the acquisition of assets, particularly aircraft. In the past, the Company has funded the acquisition of aircraft through outright purchase, by issuing debt, by entering into capital or operating leases, or through vendor financings. The Company also often enters into long-term lease commitments with airports to ensure access to terminal, cargo, maintenance and other required facilities.

Following is a summary of the Company’s material contractual obligations as of December 31, 2006:

	One year	Years	Years	After
(In millions)	or less	2 and 3	4 and 5	5 years	Total
Long-term debt, including current portion(a)	$714	$1,441	$1,776	$5,452	$9,383
Interest payments(b)	669	1,190	968	1,324	4,151
Capital lease obligations
Mainline(c)	240	470	586	679	1,975
United Express(c)	15	29	25	19	88
Aircraft operating lease obligations
Mainline	360	673	619	1,239	2,891
United Express(d)	413	818	738	1,117	3,086
Other operating lease obligations	507	951	859	3,464	5,781
Postretirement obligations(e)	161	321	312	709	1,503
Capital spending commitments(f)	128	76	691	1,577	2,472
Total	$3,207	$5,969	$6,574	$15,580	$31,330

(a)           Amounts represent contractual amounts due (the one year or less column does not reflect the $972 million prepayment of the Credit Facility in February 2007, as this was not a contractual obligation at December 31, 2006).

(b)          Future interest payments on variable rate debt are estimated using estimated future variable  rates based on a yield curve, and have not been adjusted for the February 2007 $972 million prepayment of the Credit Facility.

(c)           Includes non-aircraft capital lease payments of $4 million in each of the years 2007 through 2011. United Express payments are all for aircraft.

(d)          Amounts represent lease payments that are made by United under capacity agreements with the regional carriers who operate these aircraft on United’s behalf.

(e)           Amounts represent postretirement benefit payments, net of subsidy receipts, through 2016. Benefit payments approximate plan contributions as plans are substantially unfunded. Not included in the table above are contributions related to the Company’s foreign pension plans. The Company does not have any significant contributions required by government regulations. The Company’s expected pension plan contributions for 2007 are $14 million.

(f)             Amounts are principally for aircraft and exclude advance payments. The Company has the right to cancel its commitments for the purchase of A319 and A320 aircraft; however, such action could cause the forfeiture of $91 million of advance payments.

In February 2007, the Company prepaid $972 million on the Credit Facility and amended certain of its terms. This prepayment increases (decreases) the Company’s expected debt payments in the table above by $972 million in 2007, $(10) million in each of the years 2008 through 2011 and $(932) million thereafter. The prepayment and amendment of interest rate terms increases (decreases) the Company’s total expected interest payments, as reported in the table above, by $(82) million in one year or less, $(252) million in combined years two and three, $(243) million in combined years four and five and $703 million after five years. Interest payments in the after 2011 period are higher because the Amended Credit Facility matures in 2014 while the Credit Facility would have matured in 2012 based on its original terms.

See Note 2(i), “Summary of Significant Accounting Policies—United Express,” Note 6, “Retirement and Postretirement Plans,” Note 9, “Debt Obligations,” and Note 13, “Lease Obligations,” in the Notes to Consolidated Financial Statements for additional discussion of these items.

Off-Balance Sheet Arrangements.   An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. The Company’s off-balance sheet arrangements include operating leases, which are summarized in the contractual obligations table, above, and certain municipal bond obligations as discussed below.

Certain municipalities issued municipal bonds on behalf of United to finance the construction of improvements at airport-related facilities. The Company also leases facilities at airports where municipal bonds funded at least some of the construction of airport-related projects. At December 31, 2006, the Company guaranteed interest and principal payments on $261 million in principal of such bonds that were issued in 1992 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guaranteed are not recorded in the Company’s Statements of Consolidated Financial Position in accordance with GAAP. The related lease agreement is accounted for as an operating lease, and the related rent expense is recorded on a straight-line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the operating lease payments in the contractual obligations table above. For further details, see Note 1 “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations” and Note 12, “Commitments, Contingent Liabilities and Uncertainties—Guarantees and Off-Balance Sheet Financing,” in the Notes to Consolidated Financial Statements.

Fuel Consortia.   The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortia (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2006, approximately $484 million principal amount of such bonds were secured by fuel facility leases at major hubs in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. United’s exposure is approximately $171 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Debt Covenants.   The Company was in compliance with the Credit Facility covenants as of December 31, 2006. As part of the amendment to the Credit Facility completed in February 2007, several covenants were amended to provide the Company more flexibility. The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with certain financial covenants. Failure to comply with the covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, any such default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A payment default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings. The Company believes that the combination of its existing cash and cash flows generated by operations will be adequate to satisfy its projected liquidity needs over the next twelve months. For further details about the Amended Credit Facility and the associated covenants, see Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements.

Future Financing.   Substantially all of the Company’s unencumbered assets were pledged to the Credit Facility as of December 31, 2006. The Amended Credit Facility allowed the Company to release certain assets with an estimated market value of approximately $2.5 billion from the Credit Facility collateral pool, which are now unencumbered. The Amended Credit Facility does not place any specific restrictions on the Company’s ability to issue debt secured by these newly unencumbered assets. In addition, subject to the restrictions of its Amended Credit Facility, the Company could raise additional capital by issuing unsecured debt, equity or equity-like securities, monetizing or borrowing against certain assets or refinancing existing obligations to generate net cash proceeds. However, the availability and capacity of these funding sources cannot be assured or predicted.

Credit Ratings.   As part of its exit from bankruptcy, United and UAL received a corporate credit rating of B (outlook stable) from Standard & Poor’s and a corporate family rating of B2 (outlook stable) from Moody’s Investors Services. These credit ratings are below investment grade levels. Downgrades from these rating levels could restrict the availability and/or increase the cost of future financing for the Company.

Other Information

Foreign Operations.   The Company’s Statements of Consolidated Financial Position reflect material amounts of intangible assets related to the Company’s Pacific and Latin American route authorities, and its hub at London’s Heathrow Airport. See Note 2(k), “Summary of Significant Accounting Policies—Intangibles,” in the Notes to Consolidated Financial Statements for further information. Because operating authorities in international markets are governed by bilateral aviation agreements between the U.S. and foreign countries, changes in U.S. or foreign government aviation policies can lead to the alteration or termination of existing air service agreements that could adversely impact, and significantly impair, the value of our international route assets. Significant changes in such policies could also have a material impact on the Company’s operating revenues and expenses and results of operations. See Item 1. Business—International Regulation for further information and Item 7A. Quantitative and Qualitative Disclosures above Market Risk for further information on the Company’s foreign currency risks associated with its foreign operations.

Critical Accounting Policies

Critical accounting policies are defined as those that are affected by significant judgments and uncertainties which potentially could result in materially different accounting under different assumptions and conditions. The Company has prepared the accompanying financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions. The Company has identified the following critical accounting policies that impact the preparation of these financial statements.

Passenger Revenue Recognition.   The value of unused passenger tickets and miscellaneous charge orders (“MCO’s”) is included in current liabilities as advance ticket sales. United records passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to non-refundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous reservation. Therefore, the pricing of the change fee and the initial customer reservation are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCO’s are stored value documents that are either exchanged for a passenger ticket or refunded after issuance. United records an estimate of MCO’s that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results.

Accounting for Long-Lived Assets.   The Company has $11.4 billion in net book value of operating property and equipment at December 31, 2006. In addition to the original cost of these assets, as adjusted by fresh-start reporting at February 1, 2006, their recorded value is impacted by a number of accounting policy elections, including the estimation of useful lives and residual values and, when necessary, the recognition of asset impairment charges.

Except for the adoption of fresh-start reporting at February 1, 2006, whereby the Company remeasured long-lived assets at fair value, it is the Company’s policy to record assets acquired, including aircraft, at acquisition cost. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Older generation aircraft are assigned lives that are generally consistent with the experience of United and the practice of other airlines. As aircraft technology has improved, useful life has increased and the Company has generally estimated the lives of those aircraft to be 30 years. Residual values are estimated based on historical experience with regards to the sale of both aircraft and spare parts, and are established in conjunction with the estimated useful lives of the related fleets. Residual values are based on current dollars when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life. Both depreciable lives and residual values are revised periodically to recognize changes in the Company’s fleet plan and other relevant information. A one year increase in the average depreciable life of our aircraft would reduce annual depreciation expense by approximately $19 million.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that an impairment may exist. The Company’s policy is to recognize an impairment charge when an asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s book value and fair market value (sometimes estimated using appraisals). More often, the Company estimates the undiscounted future cash flows for its various aircraft with financial models used by the Company to make fleet and scheduling decisions. These models utilize projections on passenger yield, fuel costs, labor costs and other relevant factors, many of which require the exercise of significant judgment on the part of management. Changes in these projections may expose the Company to future impairment charges by raising the threshold which future cash flows need to meet.

The Company recognized impairment charges on assets held-for-sale of $4 million in 2006 and $5 million for the early retirement of certain aircraft in 2005. See Note 2(l), “Summary of Significant

Accounting Policies—Measurement of Impairments” and Note 17, “Special Items,” in the Notes to Consolidated Financial Statements.

See Note 2(f), “Summary of Significant Accounting Policies—Operating Property and Equipment,” in the Notes to Consolidated Financial Statements for additional information regarding United’s policies on accounting for long-lived assets.

Fresh-Start Reporting.   In connection with its emergence from Chapter 11 protection as of February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. Accordingly, United’s assets, liabilities and equity were valued at their respective fair values as of the Effective Date. The excess reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position.

Fair values of assets and liabilities represent the Company’s best estimates based on independent appraisals and valuations and, where the foregoing are not available, industry data and trends and by reference to relevant market rates and transactions. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the asset and liability valuations will be realized, and actual results could vary materially from those estimates. In accordance with SFAS 141, the preliminary measurement and allocation of fair value to assets and liabilities was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company time to complete its valuation of its assets and liabilities. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting” and Note 2(k), “Summary of Significant Accounting Policies—Intangibles” in the Notes to Consolidated Financial Statements for further details related to the fresh-start fair value adjustments.

To facilitate the calculation of the enterprise value of the Successor Company, a set of financial projections were developed. Based on these financial projections, the equity value was estimated by the Company using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of projected future cash flows using the Company’s financial projections.

The estimated enterprise value and corresponding equity value are highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions that cannot be guaranteed. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Moreover, the market value of the Company’s common stock may differ materially from the fresh-start equity valuation.

Frequent Flyer Accounting.   In accordance with fresh-start reporting, the Company revalued its frequent flyer obligation to estimated fair value at the Effective Date, which resulted in a $2.4 billion increase to the frequent flyer obligation. The Successor Company also has elected to change its accounting policy for its Mileage Plus frequent flyer program to a deferred revenue model. The Company believes that accounting for frequent flyer miles using a deferred revenue model is preferable, as it establishes a consistent valuation methodology for both miles earned by frequent flyers and miles sold to non-airline business partners.

Before the Effective Date, the Predecessor Company had used the historical industry practice of accounting for frequent flyer miles earned on United flights on an incremental cost basis as an accrued liability and as advertising expense, while miles sold to non-airline business partners were accounted for on a deferred revenue basis. As of the Effective Date, the deferred revenue value of all frequent flyer miles are measured using equivalent ticket value as described below, and all associated adjustments are made to passenger revenues.

The deferred revenue measurement method used to record fair value of the frequent flyer obligation on and after the Effective Date was to allocate an equivalent weighted-average ticket value to each outstanding mile, based upon projected redemption patterns for available award choices when such miles are consumed. Such value was estimated assuming redemptions on both United and other participating carriers in the Mileage Plus program, and by estimating the relative proportions of awards to be redeemed by class of service within broad geographic regions of the Company’s operations, including North America, Atlantic, Pacific and Latin America.

Under the new method of accounting adopted for this program at the Effective Date, the Company reduced operating revenue by approximately $158 million more in the eleven months ended December 31, 2006 to account for the effects of the program as compared to the reduction in revenues that would have been recognized using the Predecessor Company’s accounting method. The Company’s new accounting policy does not continue the use of the former incremental cost method, which impacted revenues and advertising expense under that prior policy. Assuming the use of the Predecessor Company’s accounting for this program, for the eleven months ended December 31, 2006, the Company estimates that it would have recorded approximately $27 million of additional advertising expense.

The estimation of the fair value of each award mile requires the use of several significant assumptions, for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on United, versus on other airline partners. Since the equivalent ticket value of miles redeemed on United and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Mileage Plus customers, who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service (first, business and several coach award levels), as well as different flight itineraries, such as domestic and international routings, and different itineraries within domestic and international regions of United’s and other participating carriers’ flight networks. Customer redemption patterns may also be influenced by program changes, which occur from time to time and introduce new award choices, or make material changes to the terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior using limited data, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior to patterns which are not consistent with historical behavior can result in material changes to deferred revenue balances, and to recognized revenue.

Management’s estimate of the expected breakage of miles as of the fresh-start date, and for recognition of breakage post-emergence, also requires significant management judgment. For customer accounts which are inactive for a period of 36 consecutive months, it has been United’s policy to cancel all miles contained in those accounts at the end of the 36 month period of inactivity. In early 2007, the Company announced that it is reducing the expiration period from 36 months to 18 months effective December 31, 2007. Under its deferred revenue accounting policy effective in 2006, the Company recognized revenue from breakage of miles by amortizing such estimated breakage over the 36 month expiration period. However, current and future changes to program rules, such as the recent change in the expiration period, and program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the deferred revenue balance, as well as recognized revenues from the program. A hypothetical 1% change in the Company’s estimated breakage rate, estimated at 14% annually as of December 31, 2006, has approximately an $18 million effect on the liability.

At December 31, 2006, the Company’s outstanding number of miles was approximately 508.8 billion. The Company estimates that approximately 438.3 billion of these miles will ultimately be redeemed based on assumptions as of December 31, 2006 and, accordingly, has recorded deferred revenue of $3.7 billion. A hypothetical 1% change in the Company’s outstanding number of miles or the weighted-average ticket value has approximately a $42 million effect on the liability. These assumptions do not include the impact of reducing the expiration period from 36 months to 18 months.

Goodwill and Intangible Assets.   In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. An impairment charge could have a material adverse effect on the Company’s financial position and results of operations in the period of recognition.

Upon the implementation of fresh-start reporting (see Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” in the Notes to Consolidated Financial Statements) the Company’s assets, liabilities and equity were valued at their respective fair values. The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities has been reflected as goodwill in the accompanying Statements of Consolidated Financial Position on the Effective Date. As discussed in Note 7, “Segment Information,” in the Notes to Consolidated Financial Statements, the entire goodwill amount of $2.7 billion at December 31, 2006 has been allocated to the mainline reportable segment. In addition, the adoption of fresh-start reporting resulted in the recognition of $2.2 billion of indefinite-lived intangible assets.

SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of the reportable segment to its carrying value. If the fair value of the reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of the reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

The Company assessed the fair value of its reportable segments considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on quoted market prices and recent transaction values of peer companies.  Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of factors including estimates of future capacity, passenger yield, traffic, operating costs, appropriate discount rates and other relevant factors.

The Company performed its annual impairment test for its goodwill and other indefinite-lived intangible assets as of October 1, 2006. To estimate the fair value of indefinite-lived intangible assets the Company used the market and income approaches, discussed above, and the cost method which uses the concept of replacement cost as an indicator of fair value. The Company did not identify any impairments in these assets.

Other Postretirement Benefit Accounting.   The Company accounts for other postretirement benefits using Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”) and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). For the year ended December 31, 2006, the Company adopted SFAS 158, which requires the Company to recognize the difference between plan assets and obligations, or the plan’s funded status, in its Statements of Consolidated Financial Position. Under these accounting standards, other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods and is generally calculated independently of funding decisions or requirements. The Company has not been required to pre-fund its current and future plan obligations resulting in a significant net obligation, as discussed below.

The fair value of plan assets at December 31, 2006 was $54 million for the other postretirement benefit plans. The benefit obligation was $2.1 billion for the other postretirement benefit plans at December 31, 2006. The difference between the plan assets and obligations has been recorded in the Statements of Consolidated Financial Position at December 31, 2006. Detailed information regarding the Company’s other postretirement plans, including key assumptions, is included in Note 6, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements.

The following provides a summary of the methodology to determine the assumptions used in Note 6, “Retirement and Postretirement Plans,” in the Notes to Consolidated Financial Statements. The calculation of other postretirement benefit expense and obligations requires the use of a number of assumptions, including the assumed discount rate for measuring future payment obligations and the expected return on plan assets. The discount rates were based on the construction of theoretical bond portfolios, adjusted according to the timing of expected cash flows for the Company’s future postretirement obligations. A yield curve was developed based on a subset of these bonds (those with yields between the 40th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent discount rate.

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio, taking into consideration input from the plan’s investment consultant and actuary regarding expected long-term market conditions and investment management performance. The Company believes that the long-term asset allocation on average will approximate the targeted allocation and it regularly reviews the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Other postretirement expense is reduced by the expected return on plan assets, which is measured by assuming that the market-related value of plan assets increases at the expected rate of return. The market-related value is a calculated value that phases in differences between the expected rate of return and the actual return over a period of five years.

Actuarial gains or losses are triggered by changes in assumptions or experience that differ from the original assumptions. Under the applicable accounting standards, those gains and losses are not required to be recognized currently as other postretirement expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over the average remaining service life of the covered active employees. At December 31, 2006, the Company had unrecognized actuarial gains of $120 million for the other postretirement benefit plans recorded in Accumulated other comprehensive income.

Valuation Allowance for Deferred Tax Assets.   The Company initially recorded a tax valuation allowance against its deferred tax assets in the third quarter of 2002. In recording the valuation allowance, management considered whether it was more likely than not that some or all of the deferred tax assets would be realized. This analysis included consideration of scheduled reversals of deferred tax liabilities, projected future taxable income, carry back potential and tax planning strategies, in accordance with SFAS 109. At December 31, 2006, our valuation allowance totaled $2.2 billion. See also Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

Income Taxes.   During UAL’s evaluation of its internal control over financial reporting as of December 31, 2006, UAL identified a deficiency in its internal control over financial reporting associated with tax accounting which constituted a material weakness. While United was not required to evaluate its internal control as discussed in Item 9A. Controls and Procedures, the Company determined that the material weakness identified at UAL also exists at United. While the Company had appropriately designed control procedures, high staff turnover caused the Company to poorly execute those control procedures for evaluating and recording its current and deferred income tax provision and related deferred taxes balances. This control deficiency did not result in a material misstatement, but did result in adjustments to the deferred tax assets and liabilities, net operating losses, valuation allowance and footnote disclosures and could have resulted in a misstatement of current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements. We have and are continuing to take steps to remediate this material weakness, including the hiring of several tax professionals, as well as implementing a more rigorous review process of tax accounting and disclosure matters. Additional review, evaluation and oversight have been undertaken to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we have concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. See also Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information.

New Accounting Pronouncements.   For detailed information, see Note 2(p), “Summary of Significant Accounting Policies—New Accounting Pronouncements,” in the Notes to Consolidated Financial Statements.

Forward-Looking Information

Certain statements throughout Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward-looking and thus reflect the Company’s current expectations and beliefs with respect to certain current and future events and financial performance. Such forward-looking statements are and will be subject to many risks and uncertainties relating to United’s operations and business environment that may cause actual results to differ materially from any future results expressed or implied in such forward-looking statements. Words such as “expects,” “will,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook” and similar expressions are intended to identify forward-looking statements.

Additionally, forward-looking statements include statements which do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.

The Company’s actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: its ability to comply with the terms of financing arrangements; the costs and availability of financing; its ability to execute its business plan; its ability to realize benefits from its resource optimization efforts and cost reduction initiatives; its ability to utilize its net operating losses; its ability to attract, motivate and/or retain key employees; its ability to attract and retain customers; demand for transportation in the markets in which it operates; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); its ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom the Company has alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; competitive pressures on pricing (particularly from lower-cost competitors) and on demand; capacity decisions of its competitors; U.S. or foreign governmental legislation, regulation and other actions; its ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by its labor groups; weather conditions; and other risks and uncertainties set forth under Item 1A. Risk Factors of this Form 10-K, as well as other risks and uncertainties set forth from time to time in the reports the Company files with the SEC. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Rate Risks—United’s exposure to market risk associated with changes in interest rates relates primarily to its debt obligations and short-term investments. The Company does not use derivative financial instruments in its investment portfolio. United’s policy is to manage interest rate risk through a combination of fixed and floating rate debt and by entering into swap agreements, depending upon market conditions. A portion of United’s capital lease obligations ($537 million in equivalent U.S. dollars at December 31, 2006) is denominated in foreign currencies that expose us to risks associated with changes in foreign exchange rates. To hedge against some of this risk, United has placed foreign currency deposits (primarily for euros) to meet foreign currency lease obligations denominated in those respective currencies. Since unrealized mark-to-market gains or losses on the foreign currency deposits are offset by the losses or gains on the foreign currency obligations, United reduces its overall exposure to foreign currency exchange rate volatility. The fair value of these deposits is determined based on the present value of future cash flows using an appropriate swap rate. The fair value of long-term debt is based on the quoted market prices for the same or similar issues or the present value of future cash flows using a U.S. Treasury rate that matches the remaining life of the instrument, adjusted by a credit spread. The table below presents information as of December 31, 2006 about certain of the Company’s financial instruments that are sensitive to changes in interest and exchange rates.

	Expected Maturity Dates						2006
								Fair
(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Value
ASSETS
Cash equivalents
Fixed rate	$3,779	$—	$—	$—	$—	$—	$3,779	$3,779
Avg. interest rate	5.32%	—	—	—	—	—	5.32%
Short term investments
Fixed rate	$308	$—	$—	$—	$—	$—	$308	$308
Avg. interest rate	5.32%	—	—	—	—	—	5.32%
Lease deposits
Fixed rate—EUR deposits	$74	$132	$22	$215	$14	$—	$457	$454
Accrued interest	13	22	2	23	4	-	64
Avg. interest rate	5.42%	4.93%	4.34%	6.66%	4.41%	-	6.56%
Fixed rate—USD deposits	$—	$—	$—	$11	$—	$—	$11	$19
Accrued interest	—	—	—	7	—	—	7
Avg. interest rate	—	—	—	6.49%	—	—	6.49%
LONG-TERM DEBT
U. S. Dollar denominated
Variable rate debt	$182	$237	$211	$280	$205	$3,610	$4,725	$4,691
Avg. interest rate	6.69%	6.19%	6.61%	6.05%	6.74%	8.45%	7.97%
Fixed rate debt	$532	$446	$547	$660	$631	$1,842	$4,658	4,815
Avg. interest rate	6.52%	6.55%	6.53%	6.53%	6.47%	5.74%	6.21%

In addition to the cash equivalents and short-term investments included in the table above, the Company has $303 million of short-term restricted cash and $506 million of long-term restricted cash at December 31, 2006. As discussed in Note 2(d), “Summary of Significant Accounting Policies—Cash and Cash Equivalents, Short-Term Investments and Restricted Cash” in the Notes to Consolidated Financial Statements, this cash is being held in restricted accounts for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process United’s credit card ticket sales. Due to the short term nature of these cash balances, the carrying values approximate the fair values. The Company’s interest income is exposed to changes in interest rates on these cash balances.

In the first quarter of 2006, United entered into an interest rate swap whereby it fixed the rate of interest on $2.45 billion notional value of floating-rate debt at 5.14% plus a fixed credit margin. The swap had a fair value of negative $12 million at December 31, 2006. In January 2007, United terminated the swap. The termination value of the swap was negative $4 million due to an $8 million increase in fair value from December 31, 2006 to the termination date. See Note 11, “Financial Instruments and Risk Management—Interest Rate Swap,” in the Notes to Consolidated Financial Statements for additional information.

In February 2007, the Company completed a prepayment of a portion of its Credit Facility debt. This prepayment reduces the Company’s variable rate debt maturities in the table above by $972 million ($10 million in each of 2008, 2009, 2010 and 2011 and $932 million thereafter).  See Note 9, “Debt Obligations,” in the Notes to Consolidated Financial Statements for additional information.

Price Risk (Aircraft Fuel)—United enters into fuel option contracts and futures contracts to reduce its price risk exposure to jet fuel. These contracts are designed to provide protection against sharp increases in the price of aircraft fuel. The Company may update its hedging strategy in response to changes in market conditions. The fair value of the Company’s fuel related derivatives was a negative $2 million at December 31, 2006. These instruments have a maturity of less than one year.

Foreign Currency—United generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expenses and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.

Despite the adverse effects a strengthening foreign currency may have on demand for U.S.-originating traffic, a strengthening of foreign currencies tends to increase reported revenue and operating income because the Company’s foreign currency-denominated operating revenue generally exceeds its foreign currency-denominated operating expense for each currency. Likewise, despite the favorable effects a weakening foreign currency may have on demand for U.S.-originating traffic, a weakening of foreign currencies tends to decrease reported revenue and operating income.

The Company’s biggest net foreign currency exposures in 2006 were typically for the Canadian dollar, Chinese renminbi, Australian dollar, British pound, Korean won, European euro, Hong Kong dollar and Japanese yen. The table below sets forth the Company’s net exposure to various currencies for 2006:

	Operating revenue net of operating expense
	Foreign Currency	USD
Currency (In millions)	Value	Value
Canadian dollar	278	$245
Chinese renminbi	1,735	218
Australian dollar	163	122
British pound	54	98
Korean won	93,521	98
European euro	77	97
Hong Kong dollar	737	95
Japanese yen	8,459	72

At December 31, 2006, the Company did not have any foreign currency derivative instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
United Air Lines, Inc.
Elk Grove Township, Illinois

We have audited the accompanying statements of consolidated financial position of United Air Lines, Inc. and subsidiaries (the “Company”) as of December 31, 2006 (Successor Company balance sheet) and as of December 31, 2005 (Predecessor Company balance sheet), and the related statements of consolidated operations, consolidated stockholder’s equity (deficit), and consolidated cash flows for the Successor Company eleven months ended December 31, 2006 (Successor Company operations) and for the one month ended January 31, 2006 and for each of the two years in the period ended December 31, 2005 (Predecessor Company operations). Our audits also included the financial statement schedule of the Successor Company for the eleven months ended December 31, 2006 and the Predecessor Company for the one month January 31, 2006 and for each of the two years in the period ended December 31, 2005 as listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 20, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 1, 2006. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 1.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of United Air Lines, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the eleven month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2005 and the results of their operations and their cash flows for the one month period ended January 31, 2006 and for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such Successor Company financial statement schedule and Predecessor Company financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which changed the method of accounting for share based payments and as discussed in Note 2 to the consolidated financial statements on December 31, 2006, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R,” which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 28, 2007

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Operations
(In millions)

	Successor	Predecessor
	Period from	Period from
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
	2006	2006	2005	2004
Operating revenues:
Passenger—United Airlines	$13,293	$1,074	$12,914	$12,542
Passenger—Regional affiliates	2,697	204	2,429	1,931
Cargo	694	56	729	704
Other operating revenues	1,196	120	1,232	1,236
	17,880	1,454	17,304	16,413
Operating expenses:
Aircraft fuel	4,462	362	4,032	2,943
Salaries and related costs	3,907	358	4,014	5,002
Regional affiliates	2,596	228	2,746	2,424
Purchased services	1,593	133	1,519	1,461
Aircraft maintenance materials and outside repairs	929	80	881	747
Depreciation and amortization	820	68	854	871
Landing fees and other rent	800	75	915	964
Cost of third party sales	604	63	656	690
Aircraft rent	386	30	404	537
Commissions	291	24	305	305
Special operating items (Note 17)	(36)	—	5	—
Other operating expenses	1,017	85	1,198	1,273
	17,369	1,506	17,529	17,217
Earnings (loss) from operations	511	(52)	(225)	(804)
Other income (expense):
Interest expense	(729)	(42)	(492)	(462)
Interest income	250	6	36	25
Interest capitalized	15	—	(3)	1
Gain on sale of investments (Note 5)	—	—	—	158
Special non-operating items (Note 17)	—	—	—	5
Miscellaneous, net	11	—	76	4
	(453)	(36)	(383)	(269)
Earnings (loss) before reorganization items, income taxes and equity in earnings of affiliates	58	(88)	(608)	(1,073)
Reorganization items, net (Note 1)	—	22,709	(20,432)	(611)
Earnings (loss) before income taxes and equity in earnings of affiliates	58	22,621	(21,040)	(1,684)
Income tax expense	29	—	—	—
Earnings (loss) before equity in earnings of affiliates	29	22,621	(21,040)	(1,684)
Equity in earnings of affiliates, net of tax	3	5	4	5
Net income (loss)	$32	$22,626	$(21,036)	$(1,679)

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Financial Position
(In millions, except shares)

	Successor	Predecessor
	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,779	$1,722
Restricted cash	303	643
Short-term investments	308	77
Receivables, less allowance for doubtful accounts (2006—$27; 2005—$22)	814	822
Prepaid fuel	283	258
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2006—$6; 2005—$66)	218	193
Deferred income taxes	114	—
Receivables from related parties	154	201
Prepaid expenses and other	348	486
	6,321	4,402
Operating property and equipment:
Owned—
Flight equipment	8,952	13,443
Advances on flight equipment	91	116
Other property and equipment	1,441	3,833
	10,484	17,392
Less—accumulated depreciation and amortization	(502)	(6,104)
	9,982	11,288
Capital leases—
Flight equipment	1,511	2,581
Other property and equipment	34	84
	1,545	2,665
Less—accumulated amortization	(81)	(739)
	1,464	1,926
	11,446	13,214
Other assets:
Intangibles, less accumulated amortization (2006—$169; 2005—$207)	3,028	370
Goodwill	2,703	2
Aircraft lease deposits	539	477
Restricted cash	506	285
Note receivable from affiliates	201	—
Investments	113	20
Prepaid rent	7	67
Other, net	717	559
	7,814	1,780
	$25,581	$19,396

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Financial Position
(In millions, except shares)

	Successor	Predecessor
	December 31,
	2006	2005
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Long-term debt maturing within one year (Note 9)	$1,687	$13
Advance ticket sales	1,669	1,575
Mileage Plus deferred revenue	1,111	681
Accrued salaries, wages and benefits	795	842
Advanced purchase of miles (Note 15)	681	679
Accounts payable	671	595
Fuel purchase commitments	283	258
Accrued interest	241	32
Current obligations under capital leases (Note 13)	110	20
Accounts payable to affiliates	2	463
Other	920	479
	8,170	5,637
Long-term debt (Note 9)	7,449	1,298
Long-term obligations under capital leases (Note 13)	1,350	102
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,569	242
Postretirement benefit liability (Note 5)	1,955	1,932
Deferred income taxes	596	354
Deferred pension liability (Note 5)	130	95
Other	769	545
	6,019	3,168
Liabilities subject to compromise	—	35,060
Parent company mandatorily convertible preferred securities (Note 10)	361	—
Commitments and contingent liabilities (Note 12)
Stockholder’s equity (deficit):
Predecessor Company common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2005	—	—
Successor Company common stock at par, $5 par value; authorized 1,000 shares; issued 205 shares at December 31, 2006	—	—
Additional capital invested	2,127	4,213
Retained earnings (deficit)	23	(28,809)
Accumulated other comprehensive income (loss)	82	(36)
Receivables from affiliates	—	(1,237)
	2,232	(25,869)
	$25,581	$19,396

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Cash Flows
(In millions)

	Successor	Predecessor
	Period from	Period from
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
	2006	2006	2005	2004
Cash flows provided (used) by operating activities:
Net income (loss) before reorganization items	$32	$(83)	$(604)	$(1,068)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	820	68	871	872
Mileage Plus deferred revenue	269	14	329	141
Share-based compensation	159	—	—	—
Postretirement benefit expense, net of contributions	76	(9)	(41)	(51)
Special items and debt discount amortization	47	—	5	—
Deferred income taxes	29	—	(12)	25
Pension expense (benefit), net of contributions	(4)	8	143	327
Gain on sale of investments	—	—	—	(158)
Amortization of deferred gains	—	(6)	(81)	(92)
Other operating activities	62	9	49	79
Changes in assets and liabilities—
Decrease (increase) in receivables	131	(98)	145	(62)
Increase (decrease) in accounts payable	50	25	(39)	99
Decrease (increase) in other current assets	13	(26)	(83)	(16)
Increase in advance ticket sales	4	109	214	31
Increase (decrease) in accrued liabilities and accrued aircraft rent	(263)	152	154	(13)
	1,425	163	1,050	114
Cash flows provided (used) by reorganization activities:
Reorganization items, net	—	22,709	(20,432)	(611)
Discharge of claims and liabilities	—	(24,389)	—	—
Revaluation of Mileage Plus frequent flyer deferred revenue	—	2,399	—	—
Revaluation of other assets and liabilities	—	(2,111)	—	—
Increase in aircraft rejection liability	—	—	2,860	333
Increase (decrease) in other liabilities	—	38	124	(23)
Increase in non-aircraft claims accrual	—	421	1,220	—
Pension curtailment, settlement and termination	—	912	16,079	152
Loss on disposition of property	—	—	10	—
	—	(21)	(139)	(149)
Cash flows provided (used) by investing activities:
Additions to property and equipment	(332)	(30)	(469)	(267)
(Increase) decrease in restricted cash	322	(203)	(72)	(199)
(Increase) decrease in short-term investments	(233)	2	—	(4)
Decrease in segregated funds	200	—	—	—
Proceeds on disposition of property and equipment	40	(1)	331	21
Proceeds on sale of investments	—	—	—	218
Decrease in advances/loans with parent and subsidiaries	—	—	—	6
Other, net	(52)	(6)	(77)	(69)
	(55)	(238)	(287)	(294)
Cash flows provided (used) by financing activities:
Proceeds from Credit Facility	2,961	—	—	—
Repayment of Credit Facility	(175)	—	—	—
Proceeds from DIP financing	—	—	310	513
Repayment of DIP financing	(1,157)	—	(16)	(313)
Repayment of other long-term debt	(663)	(24)	(285)	(180)
Principal payments under capital leases	(99)	(5)	(94)	(244)
Aircraft lease deposits, net	—	—	—	173
Proceeds from exercise of stock options	10	—	—	—
Increase in deferred financing costs	(66)	(1)	(26)	(27)
Other, net	2	—	6	(15)
	813	(30)	(105)	(93)
Increase (decrease) in cash and cash equivalents during the period	2,183	(126)	519	(422)
Cash and cash equivalents at beginning of period	1,596	1,722	1,203	1,625
Cash and cash equivalents at end of period	$3,779	$1,596	$1,722	$1,203

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Statements of Consolidated Stockholder’s Equity (Deficit)
(In millions)

					Accumulated
	Receivable		Additional	Retained	Other
	from	Common	Capital	Earnings	Comprehensive
	Affiliates	Stock	Invested	(Deficit)	Income (Loss)	Total
Balance at December 31, 2003 (Predecessor Company)	$(1,237)	$—	$4,213	$(6,094)	$(3,290)	$(6,408)
Net loss	—	—	—	(1,679)	—	(1,679)
Other comprehensive loss, net:
Unrealized gains on derivatives, net	—	—	—	—	3	3
Minimum pension liability adjustment	—	—	—	—	(45)	(45)
Total comprehensive loss, net	—	—	—	(1,679)	(42)	(1,721)
Other	—	—	—	—	1	1
Balance at December 31, 2004 (Predecessor Company)	(1,237)	—	4,213	(7,773)	(3,331)	(8,128)
Net loss	—	—	—	(21,036)	—	(21,036)
Other comprehensive loss, net:
Other	—	—	—	—	(1)	(1)
Unrealized losses on derivatives, net	—	—	—	—	(3)	(3)
Minimum pension liability adjustment	—	—	—	—	3,299	3,299
Total comprehensive loss, net	—	—	—	(21,036)	3,295	(17,741)
Balance at December 31, 2005, (Predecessor Company)	(1,237)	—	4,213	(28,809)	(36)	(25,869)
Net loss before reorganization items—January 2006	—	—	—	(83)	—	(83)
Reorganization items—January 2006	—	—	—	(1,392)	—	(1,392)
Subtotal (Predecessor Company)	(1,237)	—	4,213	(30,284)	(36)	(27,344)
Fresh start adjustments:
Unsecured claims and debt discharge	—	—	—	24,389	—	24,389
Valuation adjustments, net	—	—	—	(288)	—	(288)
Balance at January 31, 2006, (Predecessor Company)	(1,237)	—	4,213	(6,183)	(36)	(3,243)
Fresh start adjustments:
Elimination of Predecessor accumulated deficit and accumulated other comprehensive loss	—	—	—	6,183	36	6,219
Cancellation of receivable from affiliates and additional capital invested	1,237	—	(4,213)	—	—	(2,976)
Issuance of new equity interests in connection with emergence from Chapter 11	—	—	1,952	—	—	1,952
Balance at February 1, 2006, (Successor Company)	—	—	1,952	—	—	1,952
Net income from February 1 to December 31, 2006	—	—	—	32	—	32
Other comprehensive income (loss), net:
Unrealized loss on derivatives, net $3 of tax	—	—	—	—	(5)	(5)
Total comprehensive income, net	—	—	—	32	(5)	27
Adoption of SFAS 158, net $47 of tax	—	—	—	—	87	87
Preferred stock dividends (Note 10)	—	—	—	(9)	—	(9)
Asset contribution from parent	—	—	6	—	—	6
Share-based compensation	—	—	159	—	—	159
Proceeds from exercise of stock options	—	—	10	—	—	10
Balance at December 31, 2006, (Successor Company)	$—	$—	$2,127	$23	$82	$2,232

See accompanying Notes to Consolidated Financial Statements.

United Air Lines, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

The Company

United Air Lines, Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “United” or the “Company”) is a wholly-owned subsidiary of UAL Corporation (“UAL”).

As a result of the adoption of fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the financial statements before February 1, 2006 are not comparable with the financial statements for periods on or after February 1, 2006. References to “Successor Company” refer to United on or after February 1, 2006, after giving effect to the adoption of fresh-start reporting. References to “Predecessor Company” refer to United before February 1, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” for further details.

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

The Plan of Reorganization generally provided for the full payment or reinstatement of allowed administrative claims, priority claims and secured claims, and the distribution of new equity and debt securities of UAL to the Debtors’ creditors and employees in satisfaction of allowed unsecured and deemed claims. The Plan of Reorganization contemplated UAL issuing up to 125 million shares of common stock (out of the one billion shares of new common stock authorized under UAL’s certificate of incorporation). UAL’s new common stock was listed on the NASDAQ National Market and began trading under the symbol “UAUA” on February 2, 2006. Ultimately, the distributions of UAL common stock, subject to certain holdbacks as described in the Plan of Reorganization, will be as follows:

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

The Plan of Reorganization also provided for the issuance of the following securities by UAL:

•       5 million shares of 2% mandatorily convertible preferred stock issued to the Pension Benefit Guaranty Corporation (“PBGC”) shortly after the Effective Date;

•       Approximately $150 million in aggregate principal amount of 5% senior convertible notes issued to holders of certain municipal bonds shortly after the Effective Date;

•       $726 million in aggregate principal amount of 4.5% senior limited-subordination convertible notes issued in July 2006 to certain irrevocable trusts established for the benefit of certain employees (the “Limited-Subordination Notes”);

•       $500 million in aggregate principal amount of 6% senior notes issued to the PBGC shortly after the Effective Date; and

•       $500 million in aggregate principal amount of 8% senior contingent notes (in up to eight equal tranches of $62.5 million) issuable to the PBGC upon the satisfaction of certain contingencies.

Pursuant to the Company’s Plan of Reorganization, the Limited-Subordination Notes were required to be issued within 180 days of the Effective Date with a conversion price equal to 125% of the average closing price of UAL common stock for the 60 consecutive trading days following February 1, 2006, and an interest rate established so the notes would trade at par upon issuance. In July 2006, UAL reached agreement with five of the seven eligible employee groups to modify the conversion price to instead be based upon the volume-weighted average price of the UAL common stock over the two trading days ending on July 25, 2006, the date the notes were issued to the trusts. This modification resulted in a new conversion price of $34.84, rather than $46.86 which was the conversion price under the initial terms of the notes. Because the reduction in the conversion price resulted in a benefit to noteholders, UAL was able to issue the notes at an interest rate of 4.5%, which is a lower rate of interest than would have been required under the initial terms in order for the notes to trade at par upon issuance. UAL reached agreement with the two other employee groups to pay them cash totaling approximately $0.4 million rather than issuing additional notes of similar value. See Note 9, “Debt Obligations—Successor Company Debt,” for further information.

Pursuant to the Plan of Reorganization, UAL common stock, preferred stock and Trust Originated Preferred Securities issued before the Petition Date were canceled on the Effective Date, and no distribution was made to holders of those securities.

On the Effective Date, the Company secured access to $3.0 billion in secured exit financing (the “Credit Facility”) which consisted of a $2.45 billion term loan, a $350 million delayed draw term loan and a $200 million revolving credit line. On the Effective Date, the $2.45 billion term loan and the entire revolving credit line, consisting of $161 million in cash and $39 million of letters of credit, were drawn and used to repay the Debtor-In-Possession credit facility (the “DIP Financing”) and to make other payments required upon exit from bankruptcy, as well as to provide ongoing liquidity to conduct post-reorganization operations. Subsequently, during the first quarter of 2006, the Company repaid the entire outstanding balance on the revolving credit line and accessed the $350 million delayed draw term loan. In February 2007, the Company prepaid $972 million of its Credit Facility debt and amended certain terms of the Credit Facility. For further details on the Credit Facility including the facility amendment and the prepayment, see Note 9, “Debt Obligations.”

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

(d)         Municipal Bond Litigation at DEN, JFK, SFO and LAX.   United is a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds that are issued by various local municipalities to build or improve airport and maintenance facilities. During 2003, the Company filed four complaints for declaratory judgment and corresponding motions for temporary restraining orders concerning United’s municipal bond obligations for facilities at Denver International Airport (“DEN”), John F. Kennedy International Airport (“JFK”), San Francisco International Airport (“SFO”) and Los Angeles International Airport (“LAX”). In each case, United sought clarification of its obligations to pay principal and interest under the applicable municipal bonds, and the protection of its rights concerning related airport lease agreements at the applicable airports. Final non-appealable court decisions have concluded that the SFO, JFK, and LAX agreements were financings, and not true leases. Even though the SFO and LAX obligations have been determined to be financings and not true leases, there remains an issue regarding the extent to which those financings are considered to have a security interest in the underlying leasehold or the value thereof, as agreements have secured interests as discussed in “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” items (a) and (b). A final non-appealable court decision has concluded that United’s municipal bond obligations at DEN are a true lease.

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

In July 2006, the Bankruptcy Court held that the AUA is a self-contained agreement governing United’s use of O’Hare and providing the full consideration for that use. To realize the full value of United’s estate, the Bankruptcy Code allows United to assume the AUA free from obligations imposed under the separate bond payment agreements, notwithstanding the cross-default provisions. The time for the City of Chicago to appeal this ruling has expired.

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

(g)          URPBPA Appeal of Confirmation Order.   In January 2006, URPBPA filed a notice and brief supporting an appeal of the order confirming the Plan of Reorganization. In February 2006, United filed a motion to dismiss the appeal based on the substantial consummation of the Plan of Reorganization. In June 2006, the District Court dismissed URPBPA’s appeal for lack of ripeness. Subsequently, URPBPA filed a notice of appeal of the decision to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness URPBPA’s appeal of the confirmation order and remanded the case to the District Court with instructions to affirm the confirmation order. On December 4, 2006, the District Court entered an order affirming the confirmation order. As of January 23, 2007, URPBPA did not file a petition for writ of certiorari and thus this matter is effectively concluded.

Significant Matters Remaining to be Resolved in Chapter 11 Cases.   The following material matters remain to be resolved in the Bankruptcy Court or another court:

(a)          SFO Municipal Bond Secured Interest.   HSBC Bank Inc. (“HSBC”), as trustee for the 1997 municipal bonds related to SFO, filed a complaint against United asserting a security interest in United’s leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC’s $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. After the Bankruptcy Court denied various post-trial motions, both parties have appealed to the District Court and those appeals are pending.

(b)         LAX Municipal Bond Secured Interest.   In addition, there is pending litigation before the Bankruptcy Court regarding the extent to which the LAX municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. Trial in this matter is scheduled for the week of April 11, 2007. The Company has recorded an obligation of $60 million at December 31, 2006 for this matter, which is the Company’s best estimate of the liability.

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

The PBGC, ALPA and URPBPA filed notices of appeal with the District Court. In February 2006, the District Court reversed and remanded the Bankruptcy Court’s termination order on the grounds that the matter was not a core proceeding in which it could issue a final order, but rather, could only issue proposed findings of fact and conclusions of law for consideration by the District Court. Upon remand and after the Bankruptcy Court made proposed findings of fact and conclusions of law and, in June 2006, the District Court entered an order approving the termination of the Pilot Plan. ALPA, URPBPA and PBGC each filed an appeal with the Court of Appeals. On October 25, 2006, the Court of Appeals affirmed the District Court’s order approving the termination of the Pilot Plan effective December 30, 2004. On November 6, 2006, ALPA filed a petition for rehearing in the Court of Appeals which motion has been denied. ALPA and URPBPA have filed petitions for writ of certiorari from the United States Supreme Court on the plan termination. The Supreme Court has yet to rule on such petitions. If the termination order was ultimately reversed on appeal, it could have a materially adverse effect on the Company’s financial performance, should such determination result in the reversal of the termination of one or more defined benefit pension plans.

(d)         Pilot Plan Non-Qualified Pension Benefits.   After the PBGC commenced its involuntary termination proceeding and sought a December 30, 2004 termination date, the Company suspended payment of non-qualified pension benefits under the Pilot Plan pending the setting of such a termination date. In the first quarter of 2005, the Bankruptcy Court required the Company to continue paying non-qualified pension benefits to retired pilots pending the outcome of the involuntary termination proceeding, notwithstanding the possibility that the Pilot Plan might be terminated retroactively to December 30, 2004. Then, on October 6, 2005, despite its oral ruling terminating the Pilot Plan, the Bankruptcy Court entered an order requiring the Company to continue paying non-qualified pension benefits until entry of a written order. However, United appealed that order and placed approximately $6 million necessary to pay non-qualified benefits for the month of October 2005 in a segregated account. Following the entry of the Bankruptcy Court’s termination order on October 28, 2005, United ceased paying non-qualified benefits. Subsequently, during the first quarter of 2006, the District Court dismissed the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order in light of its earlier decision reversing the Bankruptcy Court’s termination order. The Company filed a notice of appeal of the District Court’s ruling regarding the October 6, 2005 order to the Court of Appeals. On October 25, 2006, the Court of Appeals reversed the District Court’s order dismissing for lack of ripeness the Company’s appeal of the Bankruptcy Court’s October 6, 2005 order and remanded the case with instructions to reverse the Bankruptcy Court’s order compelling payment of non-qualified benefits for October 2005 or later months. On November 6, 2006, ALPA filed a petition for rehearing on the Court of Appeals reversal of the October 6, 2005 order, which motion has been denied. ALPA and URPBPA have filed petitions for writ of certiorari from the Supreme Court. The Supreme Court has yet to rule on such petitions.

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

Pursuant to the terms of the Plan of Reorganization, 115 million shares of UAL common stock have been authorized to be issued to satisfy valid unsecured claims. The Bankruptcy Court confirmed the Plan of Reorganization and established January 20, 2006 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions. Approximately 108 million UAL common shares have been issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Plan of Reorganization, and December 31, 2006. As of December 31, 2006, approximately 45,000 valid unsecured claims aggregating to approximately $29 billion in claim value had received UAL common shares to partially satisfy those claims. The approximately 7 million remaining shares are being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved.

The Debtors’ current estimate of the probable range of unsecured claims to be allowed by the Bankruptcy Court is between $29 billion and $30 billion. Differences between claim amounts filed and the Debtors’ estimates continue to be investigated and will be resolved in connection with the claims resolution process. However, there will be no further financial impact to the Company associated with the settlement of such unsecured claims, as the holders of all allowed unsecured claims will receive under the Plan of Reorganization no more than their pro rata share of the distribution of the 115 million shares of UAL common stock, together with the previously-agreed issuance of certain securities.

With respect to valid administrative and priority claims, pursuant to the terms of the Plan of Reorganization these claims will be satisfied with cash. Many asserted administrative and priority claims still remain unpaid, and the Debtors will continue to settle claims and file objections with the Bankruptcy Court to eliminate or reduce such claims. An estimate of these claims was accrued by the Successor Company on the Effective Date based upon the best available evidence of amounts to be paid. However, it should be noted that the claims resolution process is uncertain and adjustments to claims estimates could result in material adjustments to the Successor Company’s financial statements in future periods. The most significant items included in the adjustments made to this accrual since the Effective Date are $36 million for special items associated with certain litigation, as discussed in Note 17, “Special Items.” In addition, net accruals and adjustments of $29 million have been made which relate primarily to revisions of claim estimates for aircraft financings, tax matters and professional fees as a result of the receipt of new or revised information or the finalization of these matters.

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

The table below includes activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the Successor Company for the eleven months ended December 31, 2006. These reserves are primarily classified in other current liabilities and other non-current liabilities in the Statements of Consolidated Financial Position based on the expected timing of resolution of these matters.

(In millions)
Balance at February 1, 2006	$583
Accruals	15
Accrual adjustments	(80)
Payments	(193)
Balance at December 31, 2006	$325

Financial Statement Presentation.   The Company has prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the financial statements for periods after a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees, realized gains and losses and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately in the financial statements as reorganization items, net. For the month ended January 31, 2006 and the years ended December 31, 2005 and 2004, the Predecessor Company recognized the following primarily non-cash reorganization income (expense) in its financial statements:

	Period from January 1 to 31,	Year Ended December 31,
(In millions)	2006	2005	2004
Discharge of claims and liabilities	$24,389	$—	$—	(a)
Revaluation of frequent flyer obligations	(2,399)	—	—	(b)
Revaluation of other assets and liabilities	2,111	—	—	(c)
Employee-related charges	(898)	(6,529)	(13	)(d)
Contract rejection charges	(421)	(523)	—	(e)
Professional fees	(47)	(230)	(160)
Pension-related charges	(14)	(8,925)	(152	)(f)
Aircraft claim charges	—	(2,967)	(341	)(g)
Municipal bond charges	—	(688)	—	(h)
Retiree-related charges	—	(652)	—	(i)
Impairment on lease certificates	—	(3)	—	(j)
Aircraft refinance adjustments	—	60	—	(j)
Other	(12)	25	55
	$22,709	$(20,432)	$(611)

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

(b)          The Company revalued its Mileage Plus Frequent Flyer Program (“Mileage Plus”) obligations at fair value as a result of fresh-start reporting, which resulted in a $2.4 billion non-cash reorganization charge.

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

(d)          In exchange for employees’ contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan of Reorganization to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a portion of the value of cost savings provided by that group through reductions to pay and benefits as well as through certain work rule changes. The total value of this deemed claim was approximately $7.4 billion. As of December 31, 2005, the Company recorded a non-cash reorganization charge of $6.5 billion for the deemed claim amount for all union-represented employees. The remaining $0.9 billion associated with non-represented salaried and management employees was recorded as a reorganization charge in January 2006, upon confirmation of the Plan of Reorganization.

(e)           Contract rejection charges are non-cash costs that include estimated claim values resulting from the Company’s rejection or negotiated modification of certain contractual obligations such as executory contracts, unexpired leases and regional carrier contracts.

(f)             Upon termination and settlement of the Pension Plans, the Company recognized non-cash curtailment charges of $640 million and $152 million in 2005 and 2004, respectively, associated with actions taken by the PBGC to involuntarily terminate United Air Lines, Inc. Ground Employees’ Retirement Plan (the “Ground Employees Plan”), United Airlines Flight Attendant Defined Benefit Pension Plan (the “Flight Attendant Plan”) and United Airlines Management, Administrative and Public Contact Defined Benefit Pension Plan (“MAPC Plan”). The PBGC was appointed trustee for the Ground Employees Plan effective May 23, 2005 and the MAPC Plan and the Flight Attendant Plan effective June 30, 2005, assuming all rights and powers over the pension assets and obligations of each plan. Upon termination and settlement of these plans, the Company recognized non-cash net settlement losses of approximately $1.1 billion in 2005 in accordance with Statement of Financial Accounting Standards No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”). Further, the Company recognized a non-cash charge of $7.2 billion related to a final settlement with the PBGC as a result of the termination of the defined benefit pension plans. In addition, the Company recognized a non-cash settlement loss in the amount of $10 million during 2005 for the termination of the non-qualified supplemental retirement plan for management employees who had benefits under the tax-qualified pension plan that could not be paid under the qualified plan due to Internal Revenue Code limitations.

(g)           Aircraft claim charges include the Company’s estimate of claims incurred as a result of the rejection of certain aircraft leases and return of aircraft as part of the bankruptcy process, together with certain claims resulting from the modification of other aircraft financings in bankruptcy.

(h)          Municipal bond obligations include the Company’s best estimate of unsecured claims incurred as a result of certain restructured municipal bond obligations, together with certain claims expected to result from the rejection and litigation of other municipal bond obligations. The ultimate disposition of several bond obligations, specifically SFO and LAX, remains subject to the uncertain outcome of pending litigation. In recognition of this and other claims contingencies which remain unresolved, the Company continues to withhold a portion of the equity distribution authorized by the Plan of Reorganization to unsecured creditors and other claimants. See “Claims Resolution Process” and “Significant Matters Remaining to be Resolved in Chapter 11 Cases,” above, for further details.

(i)             In 2004, the Company reached agreement with representatives of its retirees to modify medical and life insurance benefits for individuals who had retired from United before July of 2003, as provided under Section 1114 of the Bankruptcy Code (“retiree welfare benefit claims”). As a result, the Company proposed, as part of the approved Plan of Reorganization, a general unsecured claim for these changes to retiree benefits for each of the eligible individuals. The aggregate amount of retiree welfare benefit claims allowed by the Bankruptcy Court pursuant to these agreements and the Company’s confirmed Plan of Reorganization was approximately $652 million.

(j)              In accordance with the term sheets reached with the Public Debt Group, the Company agreed to cancel certain 1997-1 EETC certificates that were held by a related party. Accordingly, in 2005, the Company recorded a non-cash charge in the amount of $3 million for the principal and interest on such certificates. In addition, the Company recorded adjustments retroactively for aircraft rent and interest expense in the amount of $60 million to reflect the revised aircraft financing terms.

The Statements of Consolidated Financial Position distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise were reported at the amounts expected to be allowed by the Bankruptcy Court, even if they were settled for lesser amounts.

At December 31, 2005, the Company had Liabilities subject to compromise consisting of the following:

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

Fresh-Start Reporting.   Upon emergence from its Chapter 11 proceedings on February 1, 2006, the Company adopted fresh-start reporting in accordance with SOP 90-7. The Company’s emergence from Chapter 11 resulted in a new reporting entity with no retained earnings or accumulated deficit. Accordingly, the Company’s consolidated financial statements on or after February 1, 2006 are not comparable to its pre-emergence consolidated financial statements because they are, in effect, those of a new entity. See the Company’s Statements of Consolidated Financial Position, below.

Fresh-start reporting reflects the value of the Company as determined in the confirmed Plan of Reorganization. Under fresh-start reporting, the Company’s asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The excess of reorganization value over the fair value of net tangible and identifiable intangible assets and liabilities is recorded as goodwill in the accompanying Statements of Consolidated Financial Position. In addition, fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). As part of fresh-start reporting, certain debt and preferred stock instruments issued by UAL were pushed down and recorded in the Statements of Consolidated Financial Position of United.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with the time to complete the valuation of its assets and liabilities. This adjustment allocation period ended January 31, 2007; see (c) “Revaluation of Assets and Liabilities,” below, for further information about adjustments recorded by the Company after the Effective Date.

To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections, the equity value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections.

The estimated enterprise value, and corresponding equity value, is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions. The estimated equity value of the Company was calculated to be approximately $1.9 billion. The estimates and assumptions made in this valuation are inherently subject to significant uncertainties and the resolution of contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially.

In accordance with SOP 90-7, the Company was required to adopt on February 1, 2006 all accounting guidance that was going to become effective within the subsequent twelve-month period. See Note 2(o), “Summary of Significant Accounting Policies—Adopted Accounting Pronouncements.”

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Statements of Consolidated Financial Position are as follows:

	Fresh-Start Adjustments
(In millions)	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Assets
Current assets:
Cash and cash equivalents	$1,596	$—	$—	$—	$1,596
Restricted cash	818	—	—	1	819
Short-term investments	75	—	—	—	75
Receivables, net	928	—	—	10	938
Prepaid fuel	280	—	—	—	280
Note receivable from affiliates	204	—	—	(57)	147
Aircraft fuel, spare parts and supplies, net	195	—	—	(24)	171
Deferred income taxes	12	—	—	112	124
Prepaid expenses and other	498	—	—	105	603
	4,606	—	—	147	4,753
Operating property and equipment:
Owned—
Flight equipment	13,446	—	—	(4,842)	8,604
Advances on flight equipment	116	(25)	—	—	91
Other property and equipment	3,840	—	—	(2,547)	1,293
	17,402	(25)	—	(7,389)	9,988
Less—Accumulated depreciation and amortization	(6,156)	—	—	6,156	—
	11,246	(25)	—	(1,233)	9,988
Capital leases
Flight equipment	2,581	—	—	(1,145)	1,436
Other property and equipment	84	—	—	(69)	15
	2,665	—	—	(1,214)	1,451
Less—Accumulated amortization	(747)	—	—	747	—
	1,918	—	—	(467)	1,451
	13,164	(25)	—	(1,700)	11,439
Other assets:
Restricted cash	315	—	—	—	315
Investments	25	—	—	87	112
Goodwill	2	14	—	2,749	2,765
Intangibles, net	361	—	—	2,831	3,192
Pension assets	10	—	—	(9)	1
Aircraft lease deposits	492	—	—	—	492
Prepaid rent	66	—	—	(58)	8
Long-term note receivable from affiliates	—	—	—	201	201
Other, net	554	—	—	168	722
	1,825	14	—	5,969	7,808
Total assets	$19,595	$(11)	$—	$4,416	$24,000

	Fresh-Start Adjustments
(In millions)	Predecessor	(a) Settlement of Unsecured Claims	(b) Reinstatement of Liabilities	(c) Revaluation of Assets and Liabilities	Successor
Liabilities & Stockholder’s Equity
Current liabilities:
Long-term debt maturing within one year	$13	$—	$519	$—	$532
Advanced purchase of miles	686	—	—	—	686
Current obligations under capital leases	20	—	77	(5)	92
Advance ticket sales	1,679	—	—	(14)	1,665
Accounts payable	618	—	—	3	621
Accrued salaries, wages and benefits	927	37	—	—	964
Accounts payable to affiliates	464	—	—	(216)	248
Fuel purchase commitments	280	—	—	—	280
Mileage Plus deferred revenue	709	—	—	356	1,065
Other	566	93	546	(7)	1,198
	5,962	130	1,142	117	7,351
Long-term debt:
DIP Financing	1,157	—	—	—	1,157
Other	141	1,130	5,115	(140)	6,246
	1,298	1,130	5,115	(140)	7,403
Long-term obligations under capital leases	101	—	1,209	(35)	1,275
Other liabilities and deferred credits:
Deferred pension liability	95	—	—	29	124
Postretirement benefit liability	1,918	—	—	66	1,984
Deferred income taxes	381	—	—	217	598
Mileage Plus deferred revenue	276	—	—	2,065	2,341
Other	529	—	79	12	620
	3,199	—	79	2,389	5,667
Liabilities subject to compromise	36,379	(27,964)	(7,545)	(870)	—
Parent company mandatorily convertible preferred stock	—	352	—	—	352
Stockholder’s equity:
Common stock at par	—	—	—	—	—
Additional capital invested	4,213	1,952	—	(4,213)	1,952
Retained deficit	(30,284)	24,389	—	5,895	—
Receivables from affiliates	(1,237)	—	—	1,237	—
Accumulated other comprehensive income (loss)	(36)	—	—	36	—
	(27,344)	26,341	—	2,955	1,952
Total liabilities & stockholder’s equity	$19,595	$(11)	$—	$4,416	$24,000

(a)           Settlement of Unsecured Claims.   This column reflects a discharge of $28.0 billion of liabilities subject to compromise pursuant to the terms of the Plan of Reorganization. Along with other creditor and employee claims incurred through the bankruptcy proceedings (i.e., by the rejection of aircraft, executory contracts, etc.), discharged liabilities include claims related to termination of the Debtors’ defined benefit pension plans. Pursuant to the Plan of Reorganization, the unsecured creditors will receive 115 million UAL common shares in satisfaction of such claims, together with certain debt securities and preferred stock. The Company recorded a

$24.4 billion non-cash reorganization gain on the discharge of unsecured claims net of newly-issued securities. See “Financial Statement Presentation,” above, and Note 9, “Debt Obligations,” for further details.

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

(c)            Revaluation of Assets and Liabilities.   Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value or the present value of amounts to be paid, including:

•        Recognition of additional estimated fair value of $2.8 billion for international route authorities, airport slots, trade names and other separately-identifiable intangible assets,

•        Recognition of additional estimated fair value of $2.4 billion for the Mileage Plus frequent flyer obligation,

•        Adjustments of $1.3 billion to reduce the values of operating property and equipment, including owned assets and assets under capital leases, to their estimated fair market value,

•        Adjustments of $0.4 billion to reduce recorded flight equipment net book value as a result of refinancing certain aircraft from mortgage and capital lease financing to operating lease financing,

•        The elimination of the Predecessor Company’s equity accounts, and establishment of the opening equity of the Successor Company, and

•        Net changes in deferred tax assets and liabilities, together with other miscellaneous adjustments.

Additionally, goodwill of $2.8 billion was recorded upon our exit from bankruptcy to reflect the excess of the Successor Company’s reorganization value over the estimated fair value of net tangible and identifiable intangible assets and liabilities. In addition, deferred tax assets and liabilities were adjusted based upon additional information, including adjustments to fair value estimates of underlying assets and liabilities.

Post-Emergence Items.   Certain additional Successor Company material transactions occurred on or after February 2, 2006 and have been reflected in the accompanying Statements of Consolidated Financial Position as of December 31, 2006.

Release of Segregated Funds.   The Company reclassified $271 million for the release of cash previously restricted by a certain credit card processor. Additionally, $200 million of cash segregated for the payment of certain tax liabilities and recorded as other current assets before the Effective Date, was released and reclassified to unrestricted cash.

Goodwill.   During the eleven months ended December 31, 2006, goodwill was decreased by $62 million as a result of net adjustments to the valuation allowance for deferred tax assets. See Note 2(k), “Summary of Significant Accounting Policies—Intangibles,” for further information.

Credit Facility Financing Transactions.   On the Effective Date, the Company received $1.4 billion in net proceeds from the Credit Facility, consisting of borrowings of $2.6 billion under the Credit Facility which includes $161 million borrowed under the revolving credit facility, and the simultaneous repayment of the Company’s $1.2 billion DIP Financing. For further details, see Note 9, “Debt Obligations.”

Adjustments of Preconfirmation Contingencies.   The Company recorded its best estimates for certain preconfirmation contingent liabilities that were not resolved at the Effective Date. In accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh-Start Reporting,” (“Practice Bulletin 11”), the Company has recorded the impact of revisions to these estimates in current results of operations. In 2006, the Company recorded a net benefit of $36 million to operating income from adjustments to its SFO and LAX municipal bond obligations and its pilot non-qualified pension plan obligations. These matters are discussed above and in Note 17, “Special Items.” The net benefit of $36 million was classified as a Special item in the Company’s Statements of Consolidated Operations. The Company also recorded an additional $29 million net benefit in 2006, which was due to the resolution of numerous outstanding issues related primarily to the Company’s aircraft and professional fees subsequent to the Company’s emergence from bankruptcy.

(2) Summary of Significant Accounting Policies

(a)               Basis of Presentation—United is a wholly-owned subsidiary of UAL. The consolidated financial statements include the accounts of United and all of its majority-owned affiliates. All significant intercompany transactions are eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Upon emergence from its Chapter 11 proceedings, the Company adopted fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006. The Company’s emergence from reorganization resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 1, 2006. Accordingly, the Company’s consolidated financial statements for periods before February 1, 2006 are not comparable to consolidated financial statements presented on or after February 1, 2006.

(b)          Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Estimates of the fair value of assets and liabilities were determined based on the Company’s best estimates as discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” above. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

(c)           Airline Revenues—The value of unused passenger tickets and miscellaneous charge orders (“MCO’s”) are included in current liabilities as advance ticket sales. United records passenger ticket sales as operating revenues when the transportation is provided or when the ticket expires. Non-refundable tickets generally expire on the date of the intended flight, unless the date is extended by notification from the customer on or before the intended flight date. Fees charged in association with changes or extensions to nonrefundable tickets are recorded as passenger revenue at the time the fee is incurred. Change fees related to non-refundable tickets are considered a separate transaction from the air transportation because they represent a charge for the Company’s additional service to modify a previous order. Therefore, the pricing of the change fee and the initial customer order are separately determined and represent distinct earnings processes. Refundable tickets expire after one year. MCO’s are stored value documents that are either exchanged for a passenger ticket or refunded after issuance. United records an estimate of MCO’s that will not be exchanged or refunded as revenue ratably over the validity period based on historical results. Due to complex industry pricing structures, refund and exchange policies, and interline agreements with other airlines, certain amounts are recognized as revenue using estimates both as to the timing of recognition and the amount of revenue to be recognized. These estimates are based on the evaluation of actual historical results. United recognizes cargo and mail revenue as service is provided.

(d)          Cash and Cash Equivalents, Short-Term Investments and Restricted Cash—Cash in excess of operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with a maturity of three months or less on their acquisition date are classified as cash and cash equivalents. Other investments are classified as short-term investments. Investments classified as held-to-maturity are stated at amortized cost, which approximates market due to their short-term maturities. Investments in debt securities classified as available-for-sale are stated at fair value. The gains or losses from sales of available-for-sale securities are included in interest income.

At December 31, 2006, the Successor Company’s investments in debt securities classified as held-to-maturity included $3.8 billion recorded in cash and cash equivalents and $308 million recorded in short-term investments. At December 31, 2005, the Predecessor Company’s investments in debt securities included $1.6 billion classified as held-to-maturity and recorded in cash and cash equivalents and $77 million classified as available-for-sale and recorded in short-term investments.

The Successor Company had $303 million classified as short-term restricted cash at December 31, 2006 while the Predecessor Company had $643 million in short-term restricted cash at December 31, 2005, representing security for workers’ compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. In addition, the Successor Company had $506 million, and the Predecessor Company had $285 million, in long-term restricted cash at December 31, 2006 and 2005, respectively. Financial and other institutions with which the Company conducts its business may require additional levels of security deposits or reserve holdbacks.

(e)           Aircraft Fuel, Spare Parts and Supplies—In accordance with fresh-start reporting, aircraft fuel, maintenance and operating supplies were revalued to estimated fair values on February 1, 2006. Flight equipment spare parts were also stated at estimated fair value at the Effective Date. The Company records fuel, maintenance, operating supplies, and aircraft spare parts at cost when acquired, and provides an obsolescence allowance for aircraft spare parts.

(f)             Operating Property and Equipment—Owned operating property and equipment, and equipment under capital leases, were stated at fair value as of February 1, 2006. The Company records additions to owned operating property and equipment at cost when acquired. Property under capital leases, and the related obligation for future lease payments, is recorded at an amount equal to the initial present value of those lease payments.

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

The Successor Company also elected to change its accounting policy as of the Effective Date from an incremental cost basis to a deferred revenue model, to measure its obligation for miles to be redeemed based upon the equivalent ticket value of similar fares on United or amounts paid to other Star Alliance partners, as applicable. For customer accounts which are inactive for a period of 36 consecutive months, it is United’s policy to cancel all miles contained in those accounts at the end of the 36 month period of inactivity. The Company recognizes revenue from the breakage of miles in such deactivated accounts by amortizing such breakage over the 36-month expiration period.

In early 2007, the Company announced that it will reduce the expiration period from 36 months to 18 months effective December 31, 2007. Additional future changes to program rules and program redemption opportunities can significantly alter customer behavior from historical patterns, which may result in material changes to the deferred revenue balance, as well as passenger revenues.

At December 31, 2006, the Successor Company had recorded deferred revenue for its frequent flyer program of $3.7 billion related to award travel, of which $1.1 billion was current. At December 31, 2005, the Predecessor Company had recorded deferred revenue totaling $923 million, of which $681 million was current.

See Note 15, “Advanced Purchase of Miles,” for additional information related to the Mileage Plus program.

(h)          Deferred Gains—Gains on aircraft sale and leaseback transactions are deferred and amortized over the terms of the related leases as a reduction of aircraft rent expense.

(i)             United Express—United has agreements under which independent regional carriers, flying under the United Express name, connect passengers to other United Express and/or United flights (the latter of whom we also refer to as “mainline” operations, to distinguish them from United Express regional operations). The vast majority of United Express flights are operated under capacity agreements, while a relatively smaller number are operated under prorate agreements.

United Express operating revenues and expenses are classified as “Passenger—Regional affiliates” and “Regional affiliates,” respectively, on the attached Statements of Consolidated Operations, the latter includes both allocated and direct costs. Direct costs represent expenses that are specifically and exclusively related to United Express flying activities, such as capacity agreement payments, commissions, booking fees, fuel expenses and dedicated staffing. The capacity agreement payments are based on specific rates for various operating expenses of the United Express carriers, such as crew expenses, maintenance and aircraft ownership, some of which are multiplied by specific operating statistics (e.g., block hours, departures) while others are fixed per month. Allocated costs represent United Express’s portion of shared expenses and include charges for items such as airport operating costs, reservation-related costs, credit card discount fees and facility rents. For each of these expense categories, the Company estimates United Express’s portion of total expense and allocates the applicable portion of expense to the United Express carrier.

United has the right to exclusively operate and direct the operations of these aircraft, and accordingly the minimum future lease payments for these United Express-operated aircraft are included in the Company’s lease obligations. See Note 7, “Segment Information” and Note 13, “Lease Obligations,” for additional information related to United Express.

The Company recognizes revenue as flown on a net basis for the United Express prorate carriers.

United has call options on 152 regional jet aircraft currently being operated by certain United Express carriers. Generally, these options are intended to allow United to secure control over regional jets used for United Express routes only when a United Express carrier contract is terminated early due to performance or safety issues, breach of codeshare limitations or is wrongfully terminated by the regional affiliate carrier. The options would allow United to have an alternative to replace capacity that was previously provided by a cancelled United Express contract. The conditions under which United can exercise these call options vary by contract, but include operational performance metrics and in some cases the financial standing of one or both of the parties. At December 31, 2006, none of the call options were exercisable.

(j)              Advertising—Advertising costs, which are included in other operating expenses, are expensed as incurred. Upon adoption of fresh-start reporting, the Company changed its accounting policy to record the Mileage Plus obligation using a deferred revenue model. Before emergence from bankruptcy, the Predecessor Company recorded both deferred revenue and advertising expense relating to Mileage Plus activity using an incremental cost method.

(k)          Intangibles—Goodwill represents the excess of the reorganization value of the Successor Company over the fair value of net tangible assets and identifiable intangible assets and liabilities resulting from the application of SOP 90-7. Identifiable intangible assets consist primarily of international route authorities, trade-names, the Mileage Plus customer database, airport slots and gates, certain favorable contracts, hubs, patents, and other items. Most airport slots, international route authorities and trade-names are indefinite-lived and, as such, are not amortized. Instead, these indefinite-lived intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate that the asset may be impaired. The Mileage Plus customer database is amortized on an accelerated basis utilizing cash flows correlating to the expected attrition rate of the Mileage Plus database. The other customer relationships, which are included in “Contracts” in the table below, are amortized in a manner consistent with the timing and amount of revenues that the Company expects to generate from these customer relationships. All other definite-lived intangible assets are amortized on a straight-line basis over the estimated lives of the related assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applies a fair value-based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis as of October 1, or on an interim basis whenever a triggering event occurs. No impairments of goodwill or indefinite-lived assets have been identified since the Effective Date.

As discussed in Note 7, “Segment Information,” in 2006 the Company determined that it has two reportable segments that reflect the management of its business:  mainline and United Express. Prior to this determination, the Company’s reportable segments under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) included four geographic segments and UAL Loyalty Services, LLC (“ULS”).  At the Effective Date, the Company allocated goodwill to the Pacific, Latin America and ULS segments. After determining the Company’s reportable segments were mainline and United Express, the Company reevaluated the goodwill allocation and determined that all goodwill was in the mainline segment. SFAS 142 requires that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reportable segment to its carrying value. If the fair value of a reportable segment exceeds the carrying value of the net assets of the reportable segment, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets of a reportable segment exceeds the fair value of the reportable segment, then the Company must perform the second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then the Company must record an impairment charge equal to such difference.

The Company assesses the fair value of the mainline segment considering both the market and income approaches. Under the market approach, the fair value of the reportable segment is based on a comparison of similar publicly traded companies. Under the income approach, the fair value of the reportable segment is based on the present value of estimated future cash flows. The income approach is dependent on a number of assumptions including estimates of future capacity, passenger yield, traffic, operating costs including jet fuel prices, appropriate discount rates and other relevant assumptions.

The following table presents information about the intangible assets of the Successor and Predecessor companies, including goodwill, at December 31, 2006 and 2005, respectively:

		Successor		Predecessor
		2006		2005
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In millions)	Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Airport slots and gates	9 years	$72	$14	$32	$19
Hubs	20 years	145	7	—	—
Patents	3 years	70	21	—	—
Mileage Plus database	7 years	521	77	—	—
Contracts	13 years	216	48	—	—
Other	7 years	18	2	36	23
	10 years	$1,042	$169	68	42
Route authorities—Predecessor Company				509	165
				$577	$207
Unamortized intangible assets
Goodwill		$2,703		$2
Airport slots and gates		255		—
Route authorities		1,146		—
Trade-name		754		—
		$4,858		$2

The Company initially recorded goodwill of $2,756 million upon its exit from bankruptcy. During the eleven month period ended December 31, 2006, goodwill was decreased by $62 million due to Successor Company tax activity that impacted the deferred tax asset valuation allowance, and increased by $9 million due to net adjustments to the fair values of certain assets and liabilities, resulting in goodwill of $2,703 million at December 31, 2006. Total amortization expense recognized was approximately $1 million for the one month period ended January 31, 2006, $169 million for the eleven month period ended December 31, 2006 and $5 million for the year ended December 31, 2005. The Company expects to record amortization expense of $155 million, $92 million, $69 million, $64 million and $58 million for 2007, 2008, 2009, 2010 and 2011, respectively.

(l)             Measurement of Impairments—In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 142, the Company evaluates the carrying value of long-lived assets and intangible assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value. At December 31, 2006, the Company had assets held-for-sale of $11 million. In 2006, the Company recorded an impairment charge of $4 million to decrease the carrying value of assets held-for-sale to their estimated fair value. See Note 17, “Special Items,” for information related to the 2005 impairment charge.

(m)      Share-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value is estimated using a Black-Scholes option-pricing model. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

Before the adoption of SFAS 123R, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and disclosed the pro forma compensation expense as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). No stock-based employee compensation cost for stock options is reflected in the Company’s financial statements for 2005 or 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation cost for stock-based employee compensation plans had been determined using the fair value recognition provisions of SFAS 123, the Company would have reported its 2005 and 2004 net loss and loss per share as the pro forma amounts indicated below:

	Year Ended December 31,
(In millions, except per share)	2005	2004
Net income (loss), as reported	$(21,036)	$(1,679)
Less: Total compensation expense determined under fair value method	(4)	(10)
Net loss, pro forma	$(21,040)	$(1,689)

See Note 3, “Share-Based Compensation Plans,” for additional information.

(n)          Excise Taxes—Certain governmental taxes are imposed on United’s ticket sales through a fee included in ticket prices. United collects these fees and remits them to the appropriate government agency. These fees are recorded on a net basis (excluded from operating revenues).

(o)          Adopted Accounting Pronouncements—As discussed above, the Company adopted SFAS 123R effective January 1, 2006. In addition, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) in September 2006, which requires companies to recognize the overfunded or underfunded status of all defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. As part of the adoption of fresh-start reporting in accordance with SOP 90-7 as of February 1, 2006, the obligation for the Company’s defined benefit postretirement plans was recorded at fair value in the Company’s Statements of Consolidated Financial Position. See Note 6, “Retirement and Postretirement Plans,” for additional information regarding the impact of adoption of SFAS 158.

(p)          New Accounting Pronouncements—In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which modifies the accounting and disclosure associated with certain aspects of recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The FASB proposed FASB Staff Position (“FSP”) No. 48-a,  “Definition of Settlement in FASB Interpretation No. 48,” that would provide additional guidance related to FIN 48. This FSP could be issued in early 2007 after the March 28, 2007 comment deadline. In light of the significance of this new accounting interpretation and pending issuance of the FSP, the Company has not yet determined the impact of the adoption of FIN 48 on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 157 on its results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which provides guidance for the quantification and evaluation of materiality of financial statement misstatements. The Company applied the provisions of SAB No. 108 in the preparation of its financial statements for the year ended December 31, 2006. The adoption of this guidance did not impact the Company’s financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-06, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). This standard amends EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and supersedes EITF Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  This standard affects issuers that modify the terms of (or that exchange) convertible debt instruments that contain an embedded conversion option not accounted for as a derivative under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and the testing criteria. This EITF applies to modifications (or exchanges) in interim or annual reporting periods beginning after November 29, 2006.

In November 2006, the FASB ratified EITF Issue No. 06-07, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” (“EITF 06-07”). EITF 06-07 affects convertible debt issuers with previously bifurcated conversion options that no longer require separate derivative accounting under SFAS 133. EITF 06-07 states that when a previously bifurcated conversion option no longer requires separate accounting, the issuer shall disclose (1) a description of the change causing the conversion option to no longer require bifurcation and (2) the amount of the derivative liability reclassified to shareholders’ equity. EITF 06-07 is effective for interim and annual periods beginning after December 15, 2006. The Company expects EITF 06-07 will not have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for the Company as of January 1, 2008; however, early adoption is permitted. The Company has not determined the impact, if any, that adoption of this statement will have on its consolidated financial statements.

(q)          Tax Contingencies—In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company  has recorded reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although the Company believes that its positions taken on previously filed tax returns are reasonable, the Company nevertheless has established tax and interest reserves in recognition that various taxing authorities may challenge certain of the positions taken by the Company, potentially resulting in additional liabilities for taxes and interest. The Company’s tax contingency reserves are reviewed periodically and are adjusted as events occur that affect its estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, the release of administrative tax guidance affecting its estimates of tax liabilities, or the rendering of relevant court decisions.

(3) Share-Based Compensation Plans

See Note 2(m), “Share-Based Compensation,” for information regarding the Company’s adoption of SFAS 123R effective January 1, 2006, and pro forma compensation expense for 2005 and 2004.

Predecessor Company - As of January 31, 2006, a total of 9 million UAL stock options were outstanding. The Company did not issue any stock-based awards during 2005 or 2004. Under the Plan of Reorganization, these stock options were canceled on the Effective Date. No material share-based compensation expense was incurred as a result of these outstanding options for the month of January 2006.

Successor Company - As part of the Plan of Reorganization and as described in more detail below, the Bankruptcy Court approved UAL’s share-based compensation plans known as the MEIP and the DEIP which became effective on February 1, 2006. The following table summarizes the number of awards authorized, issued and available for future grants under each plan as of December 31, 2006:

	MEIP	DEIP	Total
Authorized	9,825,000	175,000	10,000,000
Granted	(9,931,650)	(100,000)	(10,031,650)
Cancelled awards available for reissuance	1,028,186	—	1,028,186
Available for future grants	921,536	75,000	996,536

The Successor Company recognized share-based compensation expense for each plan during the eleven months ended December 31, 2006 as follows:

Period from February 1 to December 31,
(In millions)	2006
MEIP restricted stock	$84
MEIP stock options	72
DEIP unrestricted stock	3
Total	$159

During the second quarter of 2006, the Company revised its initial estimated award forfeiture rate of 7.5% to 15% based upon actual attrition. As a result, the share-based compensation expense was reduced by approximately $7 million for the eleven month period ended December 31, 2006.

As of December 31, 2006, approximately $80 million of total unrecognized costs related to nonvested shares are expected to be recognized over the remaining weighted-average period of 3.1 years. Approximately $45 million is expected to be recognized in 2007.

Management Equity Incentive Plan.   The Human Resources Subcommittee of the UAL Board of Directors (the “HR Subcommittee”) is authorized under the plan to grant equity-based and other performance-based awards (“Award(s)”) to executive officers and other key management employees of the Company and its subsidiaries.

All executive officers and other key management employees of the Company and its subsidiaries are eligible to become participants in the MEIP. The HR Subcommittee will select from time to time, from among all eligible individuals, the persons who will be granted an Award. The MEIP authorizes the HR Subcommittee to grant any of a variety of incentive Awards to participants, including the following:

•       UAL stock options, including both tax qualified and non-qualified options,

•       UAL stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       UAL stock awards to be granted at no cost to the participant, including grants in the form of (i) an immediate transfer of shares which are subject to forfeiture and certain transfer restrictions (“Restricted Stock”); and (ii) an immediate transfer of shares which are not subject to forfeiture or a deferred transfer of shares if and when the conditions specified by the HR Subcommittee are met (“Unrestricted Stock”), and

•       performance-based awards, in which the HR Subcommittee may grant a stock award that will entitle the holder to receive a specified number of shares of UAL common stock, or the cash value thereof, if certain performance goals are met.

The shares may be issued from authorized and unissued shares of UAL common stock or from UAL’s treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the MEIP will not be less than the fair market value of a share of UAL common stock on the date of grant or as otherwise determined by the HR Subcommittee.

The table below summarizes stock option activity pursuant to UAL’s MEIP stock options for the period February 1 through December 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at beginning of period	—	—	—	$—
Granted	5,979,812	$35.13
Exercised	(288,688)	34.94
Cancelled	(626,452)	35.25
Outstanding at end of period	5,064,672	35.13	9.1	$45
Vested or expected to vest at end of period	4,794,152	35.15	9.1	$42
Vested at end of period	821,083	35.38	9.1	7

The weighted-average fair value of options granted for the period February 1, 2006, to December 31, 2006, was determined to be $21.37 based on the following assumptions:

Risk-free interest rate	4.4–5.1%
Dividend yield	0%
Expected market price volatility of UAL common stock	55–57%
Expected life of options (years)	5.0–6.2

The fair value of options was determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on UAL’s common stock is assumed to be zero since UAL does not pay dividends and has no current plans to do so in the future.

The volatility assumptions were based upon historical volatilities of comparable airlines whose shares are traded using daily stock price returns equivalent to the contractual term of the option. Due to UAL’s emergence from more than three years in bankruptcy, historical volatility data for UAL was not considered in determining expected volatility. However, implied volatility data for both UAL and comparable airlines, using current exchange-traded options was utilized.

The expected life of the options was determined based upon a simplified assumption that the option will be exercised evenly from vesting to expiration under the transitional guidance of Staff Accounting Bulletin No. 107, Topic 14, “Share-Based Payments.”

The stock options typically vest over a four year period, except for awards to retirement-eligible employees, which are considered vested at the grant date.

The table below summarizes Restricted Stock activity for the period February 1 through December 31, 2006:

		Weighted-
		Average
	Restricted Stock	Grant Price
Nonvested at beginning of period	—	—
Granted	3,951,838	$36.78
Vested	(837,317)	36.95
Cancelled	(401,734)	36.95
Nonvested at end of period	2,712,787	36.71

Under SFAS 123R, the fair value of the Restricted Stock awards was based upon the volume weighted-average share price on the date of grant. The Restricted Stock awards typically vest over four years, except for awards to retirement-eligible employees, which are considered vested at the grant date. Approximately 2.5 million of the 2.7 million nonvested Restricted Stock awards at December 31, 2006 are expected to vest.

Director Equity Incentive Plan.   The Nominating/Governance Committee of the UAL Board of Directors (the “Governance Committee”) is authorized to grant equity-based awards to non-employee directors of UAL under the plan. The DEIP authorizes the Governance Committee to grant any of a variety of incentive awards to participants, including the following:

•       non-qualified UAL stock options,

•       UAL stock appreciation rights, which provide the participant the right to receive the excess (if any) of the fair market value of a specified number of shares of common stock at the time of exercise over the grant price of the stock appreciation right,

•       UAL stock awards to be granted at no cost to the participant, including grants in the form of Restricted Stock and Unrestricted Stock,

•       annual compensation in the form of credits to a participant’s share account established under the DEIP, and

•       shares of UAL common stock in lieu of receipt of all or any portion of cash amounts payable by the Company to a participant including retainer fees, board attendance fees and committee fees (but excluding expense reimbursements and similar items).

The shares may be issued from authorized and unissued shares of UAL common stock or from UAL’s treasury stock. The exercise price for each underlying share of UAL common stock under all options and stock appreciation rights awarded under the DEIP will not be less than the fair market value of a share of UAL common stock on the date of grant. Each option granted under the DEIP will generally expire 10 years after its date of grant. The 100,000 unrestricted shares issued under the DEIP in the eleven month period ended December 31, 2006 immediately vested on their respective grant dates.

(4) Income Taxes

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

In 2006 and 2005, United incurred both a regular tax loss and an alternative minimum tax (“AMT”) loss. The primary differences between its regular tax loss and AMT loss were certain depreciation adjustments and preferences.

The significant components of the deferred income tax provision (credit) are as follows:

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Deferred tax provision (exclusive of the other components listed below)	$29	$8,397	$(7,779)	$(720)
Increase (decrease) in the valuation allowance for deferred tax assets	—	(8,397)	7,779	629
	$29	$—	$—	$(91)

The income tax provision differed from amounts computed at the statutory federal income tax rate, as follows:

	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Income tax provision at statutory rate	$20	$7,917	$(7,363)	$(588)
State income taxes, net of federal income tax benefit	1	419	(413)	(28)
Nondeductible employee meals	9	1	11	9
Medicare Part D Subsidy	(12)	(2)	(17)	—
Valuation allowance	—	(8,397)	7,779	629
Share-based compensation	5	—	—	—
Other, net	6	62	3	(22)
	$29	$—	$—	$—

Temporary differences and carry forwards that give rise to a significant portion of deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	Successor		Predecessor
	December 31, 2006		December 31, 2005
	Deferred Tax	Deferred Tax	Deferred Tax	Deferred Tax
(In millions)	Assets	Liabilities	Assets	Liabilities
Employee benefits, including postretirement, medical and ESOP	$1,445	$—	$5,470	$28
Depreciation, capitalized interest and other	—	3,168	—	3,445
Federal and state net operating loss carry forwards	2,722	—	2,688	—
Mileage Plus deferred revenue	1,245	—	50	—
Gains on sale and leasebacks	—	—	69	—
Aircraft rent	—	40	525	—
AMT credit carry forwards	291	—	294	—
Intangibles	—	1,010	18	—
Restructuring charges	218	—	4,457	—
Other	1,199	1,194	1,517	1,489
Less: Valuation allowance	(2,190)	—	(10,494)	—
	$4,930	$5,412	$4,594	$4,962

As a result of the Company’s emergence from bankruptcy, the Company has an unrealized tax benefit of $782 million at December 31, 2006, resulting from an excess tax deduction of $2.1 billion. The excess tax deduction represents the difference between the total tax deduction available, which is equal to the fair value of the UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization, and the amount of the deduction attributable to the amount expensed, which is the value of the stock determined in the Plan of Reorganization. The Company has accounted for the excess tax deduction by analogy to SFAS 123R and will recognize this deduction when it is realized as a reduction of taxes payable.

At December 31, 2006, United and its subsidiaries had $291 million of federal AMT credits. Additionally, the Company has $2.5 billion of federal tax benefits and $271 million of state tax benefits, relating to net operating losses which may be carried forward to reduce the tax liabilities of future years. If not utilized, the federal tax benefits of $1.2 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024 and $0.4 billion expire in 2025. In addition, the state tax benefit, if not utilized, expires over a five to twenty year period.

At December 31, 2006, the federal and state net operating loss (“NOL”) carry forward was reduced by discharge of indebtedness income of $1.3 billion resulting from bankruptcy-related negotiations. At this time, the Company does not believe that the limitations imposed by the Internal Revenue Code on the usage of the NOL carry forward and other tax attributes following an ownership change will have an effect on the Company. Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the utilization of its remaining NOL carry forward and other tax attributes.

The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As such, the Company has a valuation allowance against its deferred tax assets as of December 31, 2006 and 2005, to reflect management’s assessment regarding the realizability of the deferred tax assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until other positive evidence is sufficient to justify realization. With the adoption of fresh-start reporting, a valuation allowance of $2.3 billion was established which, if reversed in future periods, will be allocated to reduce goodwill and then other intangible assets.

(5) Investments

The Company had cost method investments of $91 million and $5 million at December 31, 2006 and 2005, respectively. The Company revalued its investments to their estimated fair values as of the Effective Date in accordance with SOP 90-7. Since that time, there have been no triggering events that required the Company to evaluate any of these investments for impairment.

On September 29, 2004, Cendant and Orbitz announced their planned merger. Cendant offered to acquire all of the outstanding common stock of Orbitz for cash. The Company entered into a stockholder agreement to tender our shares. After Bankruptcy Court approval, United tendered all of our shares in Orbitz for $185 million in cash, resulting in a gain of $158 million.

(6) Retirement and Postretirement Plans

Historically, the Company has maintained various retirement plans, both defined benefit (qualified and non-qualified) and defined contribution, which have covered substantially all employees. The Company also has provided certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

Upon emergence from bankruptcy on February 1, 2006, the Company completed a revaluation of the postretirement liabilities resulting in a reduction of the net accumulated benefit obligation of approximately $28 million. In accordance with SOP 90-7 upon emergence, the Company also accelerated the recognition of net unrecognized actuarial gains and losses, prior service costs and transition obligation pertaining to its foreign pension plans and postretirement plans upon emergence, and recorded a reorganization expense thereon. The unrecognized costs as of January 31, 2006 that were recognized as part of fresh-start reporting are reported in the table below.

With the termination of the Company’s domestic defined benefit retirement plans, the Company has reached agreements with all of its employee groups to implement replacement plans, largely defined contribution plans. See “Defined Contribution Plans,” below, for further information.

On December 30, 2004, the PBGC filed a complaint against the Company in the District Court to seek the involuntary termination of the Pilot Plan, with benefit accruals terminated effective December 30, 2004. The Company recorded a $152 million curtailment charge in the fourth quarter of 2004 relating to the PBGC’s involuntary termination action and reclassified the associated pension obligations of $2.5 billion to Liabilities subject to compromise.

In April 2005, United and the PBGC entered into a global settlement agreement which provided for the settlement and compromise of various disputes and controversies with respect to these pension plans. In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors.

The PBGC assumed responsibility for the assets of the Ground Plan effective May 23, 2005 (with a termination date of March 11, 2005), the Flight Attendant and the MAPC Plans effective June 30, 2005 and the Pilot Plan effective October 26, 2005, and the Company has no further duties or rights with respect to these plans. On March 17, 2006, the Bankruptcy Court ruled that the Company’s obligations regarding non-qualified benefits that were earned under the Pilot Plan ceased on January 31, 2006. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” items (c) and (d), for further details on Plan termination matters still pending in litigation. In 2005, the Company recorded an additional $640 million in curtailment charges related to these Pension Plans and reclassified an additional $1.9 billion of pension obligations to Liabilities subject to compromise. The Company also recorded approximately $7.2 billion of PBGC allowable claims in Liabilities subject to compromise in accordance with the confirmed Plan of Reorganization. In addition, the Company recognized net settlement losses of approximately $1.1 billion in 2005 in accordance with SFAS 88.

As part of fresh-start reporting, the Company also adjusted its remaining retirement plan obligations to fair value. See Note 1, “Voluntary Reorganization Under Chapter 11—Fresh-Start Reporting,” for more information.

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the Statements of Consolidated Financial Position for the pension and other postretirement plans (“Other Benefits”) as of December 31 (utilizing a measurement date of December 31):

	Pension Benefits			Other Benefits
(In millions)	Successor	Predecessor		Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
Change in Benefit Obligation	2006	2006	2005	2006	2006	2005
Benefit obligation at beginning of period	$247	$241	$13,618	$2,223	$2,256	$2,401
Service cost	9	1	79	33	3	42
Interest cost	8	1	464	116	11	131
Plan participants’ contributions	1	—	1	52	4	46
Amendments	—	—	—	—	—	(16)
Actuarial (gain) loss	(9)	2	706	(123)	(32)	(136)
Curtailments	—	—	(450)	—	—	—
Foreign currency exchange rate changes	8	3	(26)	—	—	—
Termination of domestic benefit plans	—	—	(13,580)	—	—	—
Federal subsidy	—	—	—	9	—	—
Gross benefits paid	(13)	(1)	(571)	(194)	(19)	(212)
Benefit obligation at end of period	$251	$247	$241	$2,116	$2,223	$2,256

Change in Plan Assets
Fair value of plan assets at beginning of period	$136		$132	$7,213	$116		$116	$117
Actual return on plan assets	12		2	168	3		1	5
Employer contributions	11		1	61	77		14	160
Plan participants’ contributions	1		—	1	52		4	46
Foreign currency exchange rate changes	5		2	(9)	—		—	—
Expected transfer out	—		—	(3)	—		—	—
Termination of domestic benefits plans	—		—	(6,728)	—		—	—
Benefits paid	(13)		(1)	(571)	(194)		(19)	(212)
Fair value of plan assets at end of period	$152		$136	$132	$54		$116	$116
Funded status	$(99)		$(111)	$(109)	$(2,062)		$(2,107)	$(2,140)
Unrecognized actuarial (gains) losses	(a	)	43	38	(a	)	1,600	1,640
Unrecognized prior service costs	(a	)	1	1	(a	)	(1,531)	(1,544)
Unrecognized net transition obligation	(a	)	3	4	(a	)	—	—
Net amount recognized	$(99)		$(64)	$(66)	$(2,062)		$(2,038)	$(2,044)

(a)              Amounts are not applicable due to the adoption of SFAS 158, which only permits prospective adoption and eliminates the accounting requirements for the recognition of additional minimum liability and intangible assets.

	Pension Benefits				Other Benefits
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31,				Year Ended December 31,
	2006		2005		2006		2005
Amounts recognized in the Statements of Consolidated Financial Position consist of:
Prepaid (accrued) benefit cost	$—		$(66)		$—		$(2,044)
Noncurrent asset	31		(a	)	—		(a	)
Current liability	—		(a	)	(107)		(a	)
Noncurrent liability	(130)		(a	)	(1,955)		(a	)
Additional minimum liability	(a	)	(16)		(a	)	—
Intangible asset	(a	)	4		(a	)	—
Accumulated other comprehensive income	(a	)	12		(a	)	—
Net amount recognized	$(99)		$(66)		$(2,062)		$(2,044)
Amounts recognized in Accumulated Other
Comprehensive Income consist of:
Net actuarial gain	$13		(a	)	$120		(a	)
Increase (decrease) in minimum liability	(a	)	$(3,456)		(a	)	—

(a)           Amounts are not applicable due to the adoption of SFAS 158, which only permits prospective adoption and eliminates the accounting requirements for the recognition of additional minimum liability and intangible assets. Amounts recognized as of December 31, 2005 represent the net of current and noncurrent plan assets and obligations.

The following information relates to all pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets:

	December 31,
(In millions)	2006	2005
Projected benefit obligation	$231	$214
Accumulated benefit obligation	189	183
Fair value of plan assets	100	83

The net periodic benefit cost included the following components:

Pension Benefits	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Service cost	$9	$1	$79	$242
Interest cost	8	1	464	789
Expected return on plan assets	(8)	(1)	(392)	(710)
Amortization of prior service cost including transition obligation	—	—	21	85
Curtailment charge	—	—	640	152
Settlement losses, net	—	—	1,067	—
Recognized actuarial loss	—	—	100	93
Net periodic benefit costs	$9	$1	$1,979	$651

Other Benefits	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
(In millions)	2006	2006	2005	2004
Service cost	$33	$3	$42	$42
Interest cost	116	11	131	151
Expected return on plan assets	(6)	(1)	(9)	(9)
Amortization of prior service cost including transition obligation	—	(13)	(149)	(125)
Recognized actuarial loss	—	8	93	89
Net periodic benefit costs	$143	$8	$108	$148

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 for actuarial gains are $1 million for pension plans and $8 million for other postretirement plans.

The assumptions below are based on country-specific bond yields and other economic data, which changed significantly as a result of the termination of several of the Company sponsored pension plans in 2005. The weighted-average assumptions used for the benefit plans were as follows:

	Pension Benefits			Other Benefits
	At			At
	January 31,	At December 31,		January 31,	At December 31,
	2006	2006	2005	2006	2006	2005
Weighted-average assumptions used to determine benefit obligations
Discount rate	3.63%	3.88%	3.56%	5.84%	5.93%	5.68%
Rate of compensation increase	2.50%	3.15%	3.43%	—	—	—

	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Year Ended December 31, 2005	Period from January 1 to January 31, 2006	Period from February 1 to December 31, 2006	Year Ended December 31, 2005
Weighted-average assumptions used to determine expense
Discount rate	3.56%	3.63%	5.77%	5.68%	5.84%	5.83%
Expected return on plan assets	6.49%	6.49%	8.94%	8.00%	8.00%	8.00%
Rate of compensation increase	2.47%	2.50%	3.43%	—	—	—

The expected return on plan assets is based on an evaluation of the historical behavior of the broad financial markets and the Company’s investment portfolio, taking into consideration input from the plans’ investment consultant and actuary regarding expected long-term market conditions and investment management performance.

	2006	2005
Health care cost trend rate assumed for next year	8.50%	9.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate in 2011)	4.50%	4.50%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in assumed health care trend rate for the January 2006 Predecessor period would have increased (decreased) aggregate service cost and interest cost, by $1 million and $(1) million, respectively. A 1% change in the assumed health care trend rate for the Successor Company would have the following additional effects:

(In millions)	1% Increase	1% Decrease
Effect on total service and interest cost for the eleven months ended December 31, 2006	$16	$(13)
Effect on postretirement benefit obligation at December 31, 2006	$202	$(175)

The weighted-average asset allocations for the plans at December 31, 2006 and 2005, by asset category are as follows:

	Pension Assets		Other Benefit Assets
	at December 31,		at December 31,
Asset Category	2006	2005	2006	2005
Equity securities	71%	62%	—%	—%
Fixed income	28	33	100	100
Other	1	5	—	—
Total	100%	100%	100%	100%

The Company believes that the long-term asset allocations on average will approximate the targeted allocations and regularly reviews the actual asset allocations to periodically rebalance the investments to the targeted allocations when appropriate. The target asset allocations are established with the objective of achieving the plans’ expected return on assets without undue investment risk.

Expected 2007 contributions are $14 million for the pension plans and $173 million for the other postretirement benefit plans. The following benefit payments are expected to be made in future years for the Company’s retirement plans:

(In millions)	Pension	Other Benefits	Other Benefits— subsidy receipts
2007	$9	$174	$(13)
2008	10	175	(15)
2009	10	176	(16)
2010	11	175	(18)
2011	11	175	(20)
Years 2012–2016	$62	$838	$(129)

The following table illustrates the incremental effect of applying SFAS 158 on individual line items in the Statements of Consolidated Financial Position at December 31, 2006:

(In millions)	Before Application	Increase/ (Decrease)	After Application
Non-current assets	$27	$4	$31
Non-current pension benefit liability	2,215	(130)	2,085
Deferred income taxes	—	47	47
Accumulated other comprehensive income	$—	$87	$87

Defined Contribution Plans

In place of the domestic defined benefit pension plans that were terminated during bankruptcy, the Company enhanced its contributions to the defined contribution plans for most employee groups. Contributions are based on matching percentages, years of service and/or eligible earnings. The Company’s contribution percentages vary from 2% to 15% of eligible earnings depending on the terms of each plan. The Company agreed to contribute to most of its defined contribution plans effective in June and July 2005, although such contributions for 2005 were not funded until shortly after the Effective Date.

Effective March 1, 2006, an International Association of Machinists (“IAM”) replacement plan was implemented. The IAM replacement plan is a multi-employer plan whereby the assets contributed by the Company (based on hours worked) may be used to provide benefits to employees of other participating companies, since assets contributed by all participating companies are not segregated or restricted to provide benefits specifically to employees of one participating company. In accordance with the applicable accounting for multi-employer plans, the Company would only recognize a withdrawal obligation if it becomes probable it would withdraw from the plan. The Predecessor Company recorded expense from defined contribution plans of $16 million for the month of January 2006 and $122 million and $92 million for the years ended December 31, 2005 and 2004, respectively. The Successor Company recognized $206 million of expense for the eleven months ended December 31, 2006 for all of the Company’s defined contribution employee retirement plans, of which $21 million related to the IAM multi-employer plan.

(7) Segment Information

Segments.   The Company manages its business by two reportable segments: mainline and United Express. In 2006, in light of the Company’s bankruptcy-related restructuring and organizational changes, management reevaluated the Company’s segment reporting. As a result, management determined that the geographic regions and ULS, which were previously reported as segments, are no longer reportable segments requiring disclosure under SFAS 131. United now manages its business as an integrated network with assets deployed across various regions, whereas in the past United focused its business management decisions within specific geographic regions and services instead of as an integrated network. This new approach seeks to allocate resources to maximize the profitability of the overall airline network.

The accounting policies for each of these segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” except that segment financial information has been prepared using a management approach which is consistent with how the Company internally disperses financial information for the purpose of making internal operating decisions. The Company evaluates segment financial performance based on earnings before income taxes, special items, reorganization items, and gain on sale of investments. As discussed in the notes to the tables below, the Company does not allocate corporate overhead expenses to its United Express segment. Certain selling and operational costs are allocated to United Express. See Note 2(i), “Summary of Significant Accounting Policies—United Express” for additional information related to United Express expenses.

The following table includes financial information, which has been restated from prior period presentation to conform to the Company’s new mainline and United Express  segments, for the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004:

	Successor	Predecessor
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
(In millions)	2006	2006	2005	2004
Revenue:
Mainline	$15,183	$1,250	$14,875	$14,482
United Express	2,697	204	2,429	1,931
Total	$17,880	$1,454	$17,304	$16,413
Depreciation and amortization:
Mainline(a)	$820	$68	$854	$871
United Express(a)	7	1	17	21
Segment earnings (loss) and reconciliation to Statements of Consolidated Operations:
Mainline	$(74)	$(59)	$(282)	$(738)
United Express	101	(24)	(317)	(493)
Reorganization items, net	—	22,709	(20,432)	(611)
Gain on sale of investments (Note 5)	—	—	—	158
Special items (Note 17)	36	—	(5)	5
Taxes on equity earnings(b)	(2)	—	—	—
Earnings (loss) before income taxes (except on equity earnings)(b)	$61	$22,626	$(21,036)	$(1,679)

(a)           United Express depreciation expense relates to assets used in United Express operations. This depreciation is included in Regional affiliates expense in the Company’s Statements of Consolidated Operations.

(b)          Equity earnings are part of the mainline segment. Accordingly, the pre-tax equity earnings are included in the mainline segment results. Income taxes on equity earnings are subtracted from segment earnings to reconcile the sum of pre-tax income and equity earnings, which is presented net of tax in the Statements of Consolidated Operations.

The Company does not allocate interest income or interest expense to the United Express segment in reports used to evaluate segment performance. Therefore, all amounts classified as interest income and interest expense in the Statements of Consolidated Operations relate to the mainline segment.

In accordance with SFAS 142, on the Effective Date the Company allocated goodwill upon adoption of fresh-start reporting in a manner similar to how the amount of goodwill recognized in a business combination is determined. This required the determination of the fair value of each reportable segment to calculate an estimated purchase price for such segment. This purchase price was then allocated to the individual assets and liabilities assumed to be related to that segment. Any excess purchase price is the amount of goodwill assigned to that segment. To the extent that individual assets and liabilities could be assigned directly to specific segments, those assets and liabilities were so assigned. This process was performed based on the Company’s reportable segments at the time, which consisted of the ULS, North America, Pacific, Atlantic, and Latin America segments, and resulted in the allocation of goodwill of $2.7 billion to the Pacific, Latin America and ULS segments.

The Company performed its annual goodwill impairment test for goodwill at these segments and determined that there was no impairment of goodwill. Subsequently, after concluding that the Company’s reportable segments are mainline and United Express, a SFAS 141 goodwill allocation process was performed, as described above, and determined that all of the Company’s goodwill of $2.7 billion is within the mainline segment. Based on the timing of this analysis the Company also concluded there is no impairment of goodwill allocated to the new mainline segment. During the eleven months ended December 31, 2006, Successor Company goodwill decreased by $62 million as discussed in Note 2(k), “Summary of Significant Accounting Policies—Intangibles.”

At December 31, 2006 and 2005, the net carrying values of mainline and United Express segment assets were as follows:

(In millions)	2006	2005
Mainline	$25,506	$19,180
United Express	75	216
Total assets	$25,581	$19,396

United Express assets include only those assets directly associated with its operations. The Company does not allocate corporate assets to the United Express segment.

Operating revenue by principal geographic region (as defined by the U.S. Department of Transportation) for the eleven month period ended December 31, 2006, the one month period ended January 31, 2006 and the years ended December 31, 2005 and 2004 is presented in the table below. Prior periods have been restated to conform to the 2006 presentation as a result of the new reporting segments determined in 2006.

	Successor	Predecessor
	February 1 to	January 1 to	Year Ended
	December 31,	January 31,	December 31,
(In millions)	2006	2006	2005	2004
Domestic (U.S. and Canada)	$11,979	$949	$11,336	$11,070
Pacific	3,214	283	3,283	2,837
Atlantic	2,158	167	2,189	2,076
Latin America	529	55	496	430
Total	$17,880	$1,454	$17,304	$16,413

The Company attributes revenue among the geographic areas based upon the origin and destination of each flight segment. United’s operations involve an insignificant level of dedicated revenue-producing assets in geographic regions as the overwhelming majority of the Company’s revenue producing assets (primarily U.S. registered aircraft) generally can be deployed in any of its geographic regions, as any given aircraft may be used in multiple geographic regions on any given day.

(8) Accumulated Other Comprehensive Income (Loss)

The table below presents the components of accumulated other comprehensive income (loss), net of tax. See Note 6, “Retirement and Postretirement Plans” and Note 11, “Financial Instruments and Risk Management,” for further information on these items.

	As of December 31,
(In millions)	2006	2005	2004
Minimum pension liability, net of tax	$—	$(12)	$(3,310)
Adoption of SFAS 158, net of tax	87	—	—
Derivative losses, net of tax	(5)	(24)	(21)
Accumulated other comprehensive income (loss), net of tax	$82	$(36)	$(3,331)

(9) Debt Obligations

During 2006, in accordance with the Plan of Reorganization, UAL and United issued new debt, entered into the Credit Facility, reinstated certain secured aircraft debt and entered into other debt agreements negotiated during the bankruptcy process (including aircraft financings). See the “Predecessor Company Debt” section below as certain debt was included in Liabilities subject to compromise in the Statements of Consolidated Financial Position at December 31, 2005. The Company also repaid the DIP Financing in its entirety. Long-term debt amounts outstanding at December 31, 2006 and 2005 are shown below:

	Successor	Predecessor
	At December 31,
(In millions)	2006	2005
Secured notes, 5.38% to 9.52%, due 2007 to 2019	$5,221	$154
DIP Financing, 8.6%	—	1,157
Credit Facility, 9.12% and 9.125%, due 2012	2,786	—
Limited-Subordination Notes, 4.5%, due 2021	726	—
6% senior notes, due 2031	500	—
5% senior convertible notes, due 2021	150	—
Total debt	9,383	1,311
Less: unamortized debt discount	(247)	—
Less: current portion	(1,687)	(13)
Long-term debt, less current portion	$7,449	$1,298

Successor Company Debt

Credit Facility.   On the Effective Date, United entered into the Credit Facility provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets Inc., as joint lead arrangers and joint book runners; JPMorgan Chase Bank, N.A. (“JPMCB”) and Citicorp USA, Inc. (“CITI”), as co-administrative agents and co-collateral agents; General Electric Capital Corporation, as syndication agent; and JPMCB as paying agent. The Credit Facility provided for a total commitment of up to $3.0 billion that comprised two separate tranches: (i) Tranche A consisted of up to $200 million revolving commitment available for Tranche A loans and for standby letters of credit to be issued in the ordinary course of business of United or one of its subsidiary guarantors; and (ii) Tranche B consisted of a term loan commitment of up to $2.45 billion available at the time of closing and additional delayed draw term loan commitments of up to $350 million available upon, among other things, United’s acquiring unencumbered title to some or all of the 14 airframes and related engines that were subject to United’s 1997-1 EETC financing. The Credit Facility would have matured on February 1, 2012 but was subsequently amended in February 2007, as explained below.

Borrowings under the Credit Facility were at a floating interest rate based on either a base rate, or at our option, a LIBOR rate, plus an applicable margin of 2.75% in the case of the base rate loans and 3.75% in the case of the LIBOR loans. The Tranche B term loan required regularly scheduled semi-annual payments of principal equal to 0.5% of the original principal amount of the Tranche B term loan. Interest was payable on the last day of the applicable interest period but in no event less than quarterly. In March 2006, the Company entered into an interest rate swap to mitigate its exposure to increases in interest rates under the $2.45 billion term loan. In January 2007, as a result of changes in the Company’s mix of fixed-rate and variable-rate debt, the Company terminated this swap. For further details, see Note 11, “Financial Instruments and Risk Management—Interest Rate Swap.”

United’s obligations under the Credit Facility were unconditionally guaranteed by UAL and certain of the direct and indirect domestic subsidiaries of the Company, other than certain immaterial subsidiaries (the “Guarantors”), and were secured by a security interest in substantially all of the tangible and intangible assets of the Guarantors. The obligations under the Credit Facility were also secured by a pledge of the capital stock of United and the direct and indirect subsidiaries of UAL Corporation and United, except that a pledge of any first-tier foreign subsidiary was limited to 65% of the stock of such subsidiary and such foreign subsidiaries were not required to pledge the stock of their subsidiaries.

The Credit Facility contained covenants that limited the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, pay dividends or other payments from United’s direct or indirect subsidiaries, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Credit Facility also required compliance with several financial covenants: (i) a minimum ratio of earnings before interest, taxes, depreciation and amortization and aircraft rent (“EBITDAR”) to the sum of cash interest expense, cash aircraft rent (other than capitalized leases) and scheduled debt payments; (ii) a minimum unrestricted cash balance of $1.2 billion; and (iii) the market value of the collateral had to be greater than 150% of the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under any letters of credit, and (d) the termination value of certain interest rate protection and hedging agreements with the exit lenders and their affiliates. The Credit Facility received a rating of B+ from Standard & Poor’s and B1 from Moody’s Investment Services.

United used all $2.45 billion of the available borrowings under Tranche B and $161 million of the $200 million available under Tranche A of the Credit Facility at the Effective Date to finance working capital needs and for other general corporate purposes, including repayment of the borrowings outstanding under the DIP Financing. Subsequently, in 2006 the Company repaid $161 million on the revolving credit line borrowings and accessed the remaining $350 million of the delayed draw term loan.

As of December 31, 2006, the Company had outstanding borrowings of $2.8 billion of which $2,438 million was subject to an interest rate of 9.12% with the remaining balance of $348 million at 9.125%.  In addition, letters of credit were issued under the Credit Facility in an aggregate amount of $63 million subject to an interest rate of 3.75%. The Company was in compliance with the Credit Facility covenants at December 31, 2006.

Amended Credit Facility.   On February 2, 2007, the Company prepaid $972 million of its Credit Facility debt and entered into an amended and restated revolving credit, term loan and guaranty agreement (the “Amended Credit Facility”) that, among other things, reduced the size of the facility from $3.0 billion to $2.055 billion, reduced the applicable interest rates, and provided for a more limited collateral package and a relaxation of certain restrictive covenants. There were no prepayment penalties associated with this debt retirement. In the first quarter of 2007, the Company expects to expense approximately $16 million of deferred financing costs which are related to the portion of the Credit Facility prepaid in 2007 and included in other assets on the December 31, 2006 Statements of Consolidated Financial Position.

The Amended Credit Facility was provided by a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Citicorp Global Markets, Inc., as joint lead arrangers and joint bookrunners: JPMCB and CITI, as co-administrative agents and co-collateral agents, Credit Suisse Securities (USA) LLC, as syndication agent, and JPMCB, as paying agent. The Amended Credit Facility provides for a total commitment of up to $2.055 billion, comprised of two separate tranches: (i) a Tranche A consisting of $255 million revolving commitment available for Tranche A loans and standby letters of credit and (ii) a Tranche B consisting of a term loan commitment of $1.8 billion available at the time of closing. The Tranche A loans mature on February 1, 2012, and the Tranche B loans mature on February 1, 2014.

Borrowings under the Amended Credit Facility bear interest at a floating rate, which, at the Company’s option, can be either a base rate or a LIBOR rate, plus an applicable margin of 1.0% in the case of base rate loans, and 2.0% in the case of LIBOR loans. The Tranche B term loan requires regularly scheduled semi-annual payments of principal equal to $9 million. Interest is payable at least every three months. The Company may prepay some or all of the Tranche B loans from time to time, at a price equal to 100% of the principal amount prepaid plus accrued and unpaid interest, if any, to the date of prepayment, but without penalty or premium.

United’s obligations under the Amended Credit Facility are unconditionally guaranteed by UAL Corporation and certain of its direct and indirect domestic subsidiaries, other than certain immaterial subsidiaries (“Guarantors”); hereafter, Guarantors refers to the guarantor companies as defined by the Amended Credit Facility. On the closing date for the Amended Credit Facility, the obligations are secured by a security interest in the following tangible and intangible assets of United and the Guarantors: (i) the Pacific (Narita, China and Hong Kong) and Atlantic (Heathrow) routes (the “Primary Routes”), (ii) primary foreign slots, primary domestic slots, certain gate interests in domestic airport terminals and certain supporting route facilities, (iii) certain spare engines, (iv) certain quick engine change kits, (v) certain owned real property and related fixtures, and (vi) certain flight simulators (the “Collateral”). After the closing date, and subject to certain conditions, United and the Guarantors may grant a security interest in the following assets, in substitution for certain Collateral (which may be released from the lien in support of the Amended Credit Facility upon the satisfaction of certain conditions): (a) certain aircraft, (b) certain spare parts, (c) certain ground handling equipment, and (d) accounts receivable.

The Amended Credit Facility contains covenants that will limit the ability of United and the Guarantors to, among other things, incur or guarantee additional indebtedness, create liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, modify corporate documents or change lines of business. The Amended Credit Facility also requires compliance with the following financial covenants: (i) a minimum ratio of EBITDAR to the sum of cash interest expense, aircraft rent and scheduled debt payments, (ii) a minimum unrestricted cash balance of $750 million, and (iii) a minimum ratio of market value of collateral to the sum of (a) the aggregate outstanding amount of the loans plus (b) the undrawn amount of outstanding letters of credit, plus (c) the unreimbursed amount of drawings under such letters of credit and (d) the termination value of certain interest rate protection and hedging agreements with the Amended Credit Facility lenders and their affiliates, of 150% at any time, or 200% at any time following the release of Primary Routes having an appraised value in excess of $1 billion (unless the Primary Routes are the only collateral then pledged). Failure to comply with the Amended Credit Facility covenants could result in a default under the Amended Credit Facility unless the Company were to obtain a waiver of, or otherwise mitigate or cure, the default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. A default could result in a termination of the Amended Credit Facility and a requirement to accelerate repayment of all outstanding facility borrowings.

Push Down of UAL Securities.   Pursuant to the Plan of Reorganization, UAL issued debt and equity instruments to certain unsecured creditors and employees of United. The following instruments have been pushed down to United and are reflected as debt of United as part of fresh-start reporting:

Limited-Subordination Notes.   As discussed in Note 1, “Voluntary Reorganization Under Chapter 11—Bankruptcy Considerations,” after the Effective Date the Company reached an agreement with five of the seven eligible employee groups to modify certain terms of these notes.

In July 2006, the UAL issued $726 million aggregate principal amount of 4.5% senior limited-subordination convertible notes to irrevocable trusts established for the benefit of certain of its employees, including employees under collective bargaining agreements. The notes are unsecured, mature on June 30, 2021 and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in shares of UAL common stock, at the option of UAL. These notes may be converted into UAL common stock at any time after October 23, 2006, at an initial conversion price of $34.84 which may be subject to adjustment for certain dilutive items and events. The notes are junior, in right of payment upon liquidation, to UAL’s obligations under the 5% senior convertible notes and 6% senior notes discussed below in “Newly-issued Debt.”  The notes are callable in cash and/or UAL common stock beginning approximately five years after the issuance date, except that UAL may elect to pay in UAL common stock only if its common stock has traded at not less than 125% of the conversion price for the 60 consecutive trading days immediately before the redemption date. In addition, on each of June 30, 2011 and June 30, 2016, holders have the option to require UAL to repurchase its notes, which UAL may elect to do through the payment of cash or UAL common stock, or a combination of both. United is a guarantor of these notes.

Pursuant to the Plan of Reorganization, the notes were to have been issued at a conversion price of $46.86, which was calculated as 125% of the average closing UAL common stock price for the 60 consecutive trading days following February 1, 2006. The Plan of Reorganization also required that the notes bear interest at a rate so that the notes would trade at par upon issuance. Since the original conversion option was priced significantly out of the money as of the note issuance date of July 25, 2006, UAL agreed with employee groups to modify the conversion price to make the notes more marketable and to provide UAL with a more favorable interest rate. This modification did not alter or eliminate the requirement that an interest rate be selected so that the notes would trade at par upon issuance. Had UAL not modified the conversion price, the interest rate required to meet the par trading requirement would have been significantly higher than 4.5%.

The Company accounted for this modification of debt in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  The Company evaluated the original and modified terms of this debt instrument (including performing a fair valuation of the conversion feature before and after the modification), and determined that the modification qualified to be accounted for as an extinguishment of debt. As a result, the modified Limited-Subordination Notes were recorded at fair market value on their date of issuance, which approximated the book value of the original extinguished notes, and no gain or loss was realized on the extinguishment. The Company had recorded the original obligation to issue the Limited-Subordination Notes at fair market value upon its emergence from bankruptcy in accordance with fresh-start reporting.

After the issuance of the modified notes in July 2006, the trusts sold the notes to third parties and remitted the majority of the proceeds to the employee beneficiaries in 2006 with the remainder to be remitted in 2007.

Newly-issued Debt.   In addition to the mandatorily convertible preferred securities discussed in Note 10, “Parent Company Mandatorily Convertible Preferred Stock,” UAL issued the following new debt instruments on the Effective Date:

•       5% senior convertible notes were issued to certain holders of the O’Hare municipal bonds. The notes are unsecured, have a term of 15 years from the date of issuance and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest for the first year may be paid in kind, at the option of UAL, in UAL common stock. These 5% senior convertible notes may be converted, at the holder’s option, into UAL common stock, at any time, at a per share price of $46.86. This conversion price is subject to adjustment for certain dilutive items and events. These notes are callable, at UAL’s option, in cash or UAL common stock, under certain conditions, beginning five years after the issuance date. In the case of any such redemption, UAL may only redeem these notes with shares of common stock if UAL’s common stock has traded at no less than 125% of the conversion price for the 60 consecutive trading days prior to the redemption date. The holders have the option to require UAL to repurchase their notes on the 5th and 10th anniversary of the date of issuance, which UAL may elect to do through the payment of cash or UAL common stock, or a combination of both.

•       6% senior notes were issued to the PBGC on the Effective Date. These notes are unsecured, mature 25 years from the issuance date and do not require any payment of principal before maturity. Interest is payable semi-annually, in arrears. Interest may be paid with cash, in kind notes or UAL common stock through 2011 and thereafter in cash. These notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. Upon a change in control or other event as defined in the agreement, UAL has an obligation to redeem the notes. In the case of such mandatory redemption, UAL may elect to redeem the notes in cash, in shares of UAL common stock or a combination thereof.

Contingent Senior Unsecured Notes.   In addition to the newly-issued debt as noted above, UAL is obligated to issue to the PBGC 8% senior unsecured notes with an aggregate $500 million principal amount in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date) upon the occurrence of certain financial triggering events. Any required tranche will be issued no later than 45 days following the end of any fiscal year in which there is an issuance trigger event, starting with the fiscal year 2009 and ending with the fiscal year 2017. An issuance trigger event occurs when, among other things, UAL’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year, beginning with the fiscal year 2009. However, if the issuance of a tranche would cause a default under any other securities then existing, UAL may satisfy its obligations with respect to such tranche by issuing UAL common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date, with interest payable in cash in semi-annual installments, and will be callable at any time at 100% of par value, plus accrued and unpaid interest.

At December 31, 2006, contractual principal payments under then-outstanding long-term debt agreements in each of the next five calendar years are as follows:  2007 - $714 million; 2008 - $683 million; 2009 - $758 million; 2010 - $940 million and 2011 - $836 million. After giving effect to the February 2007 prepayment of $972 million and the amendment of the Credit Facility, the Company’s prepaid and contractual principal payments in each of the next five calendar years are as follows:  2007 - $1,687 million; 2008 - $673 million; 2009 - $748 million; 2010 - $930 million and 2011 - $826 million.

In addition to the Credit Facility collateral that included a security interest in substantially all of the Guarantors tangible and intangible assets, various assets, principally aircraft, having an aggregate book value of $4.4 billion at December 31, 2006, were pledged as security under various loan agreements. The amendment to the Credit Facility released certain of the Company’s assets from collateral; however, this amendment did not impact the $4.4 million of security pledged under separate loan agreements at December 31, 2006.

Predecessor Company Debt

As of December 31, 2005, long-term debt consisted of the DIP Financing and debt associated with certain aircraft operated by Air Canada (“Air Canada Debt”). The amended agreement with the DIP financing lenders, which was approved by the Bankruptcy Court, consisted of a $1.1 billion term loan and a $200 million revolving credit and letter of credit facility and was due on March 31, 2006. The terms of the DIP Financing included covenants with respect to ongoing monthly financial requirements, including thresholds for minimum EBITDAR, limitations on capital expenditures and minimum unrestricted cash. Failure to comply with these covenants would have constituted an event of default under the DIP Financing and allowed the lenders to accelerate the loan. The Company complied with the EBITDAR covenant in the fourth quarter of 2005 and in the first quarter of 2006, up to the repayment of the DIP Facility with proceeds from the Credit Facility on the Effective Date. As of December 31, 2005, the Company had outstanding debt of $154 million associated with aircraft leased by Air Canada. The Air Canada Debt has a fixed interest rate of 7.15% and is scheduled to mature at various times through January 2016.

During the Company’s reorganization under Chapter 11, it was not permitted to make payments on pre-petition debt while in Chapter 11; however, to the extent it had reached agreements with certain financiers on specific aircraft governed by Section 1110 of the Bankruptcy Code, the Company continued to make payments on the secured notes financing the aircraft with the approval of the Bankruptcy Court. In addition, the Company had rejected certain aircraft that were originally financed under secured notes and had reclassified $651 million in principal amount of these secured notes to Liabilities subject to compromise.

At December 31, 2005, the Company had recorded $434 million in municipal bonds to finance the acquisition and construction of certain facilities at Los Angeles, San Francisco, Miami and Chicago. These municipal bonds were rejected and/or settled as part of the bankruptcy process, and rejected amounts were recorded in Liabilities subject to compromise at December 31, 2005. The Company does not have any obligations for these municipal bonds as a result of its bankruptcy proceedings except for potential obligations related to leasehold security interests at LAX and SFO, as discussed in Note 1 “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases.”

The Company’s pre-petition debt, which was classified as Liabilities subject to compromise, consisted of the following at December 31, 2005:

(In millions)
Secured notes, 3.72% to 9.52%, averaging 6.67%, due through 2014	$5,756
Debentures, 9.00% to 11.21%, averaging 9.89%, due through 2021	646
Municipal bonds, 5.63% to 6.38%, averaging 5.90%, due through 2035	434
$6,836

Various assets, principally aircraft, having an aggregate book value of $9 billion at December 31, 2005, were pledged as security under various loan agreements.

(10) Parent Company Mandatorily Convertible Preferred Stock

The following instrument has been pushed down to United and is reflected on United’s books as part of fresh-start reporting:

UAL is authorized to issue 250 million shares of preferred stock (without par value), 5 million shares of 2% convertible preferred stock (par value $0.01 per share) and two shares of junior preferred stock (par value $0.01 per share).

The 2% convertible preferred stock was issued to the PBGC on the Effective Date. The shares were issued at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into UAL common stock at a conversion price of $46.86 per common share; with dividends payable in kind semi-annually (in the form of increases to the liquidation value of the issued and outstanding shares); the preferred stock ranks pari passu with all current and future UAL or United preferred stock and is redeemable at any time at the then-current liquidation value (plus accrued and unpaid dividends) at the option of the issuer. The preferred stock is mandatorily convertible 15 years from the date of issuance. Upon a fundamental change or a change in ownership as defined in UAL’s restated certificate of incorporation, holders of shares of the preferred stock are also entitled to receive payment equal to the amount they would receive in an actual liquidation of UAL. At December 31, 2006, 5 million shares of 2% convertible preferred stock were outstanding with an aggregate liquidation value of $509 million, which includes $9 million in dividends that were declared in 2006.

At December 31, 2006, the carrying value of the 2% convertible preferred stock was $361 million which includes $9 million in dividends that were declared in 2006.

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

Aircraft Fuel Hedges.

During 2004, the Company began to implement a strategy to hedge a portion of its price risk related to projected jet fuel requirements primarily through collar options. The collars (only some of which were designated as cash flow hedges) involve the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Contracts designated as cash flow hedges are recorded at fair value, with the changes in intrinsic value, to the extent they are effective, recorded in other comprehensive loss until the underlying hedged fuel is consumed. To the extent that the designated cash flow hedges are ineffective, gain or loss is recognized currently. As part of fresh-start reporting for economic hedges, the Company changed its classification to record the gains and losses currently in Aircraft fuel in the Statements of Consolidated Operations as these hedges are executed to mitigate its exposure to fuel price volatility. Previously such amounts were recorded as an element of non-operating income.

At December 31, 2005 and for the one month ended January 31, 2006, the Predecessor Company had no fuel hedges in place. In the eleven months ended December 31, 2006, the Successor Company entered into and settled aircraft fuel hedges for its mainline operations that were classified as economic hedges.

In 2005, the Predecessor Company recognized income of $40 million (which included a loss of approximately $1 million as a result of ineffective fuel hedges) in non-operating income mainly due to non-designated hedges. In the eleven months ended December 31, 2006, the Successor Company recognized a net loss of $26 million which included a $24 million realized loss on settled contracts and $2 million of unrealized mark-to-market losses for contracts settling after December 31, 2006, all of which were classified as mainline fuel expense in the Statements of Consolidated Operations.

As of December 31, 2006, the Company had hedged 32% of forecasted first quarter 2007 fuel consumption through crude oil collars and swaps. On a weighted-average basis, hedge protection begins if crude exceeds $65 per barrel and is capped at $74 per barrel. Conversely, payment obligations begin if crude, on a weighted-average basis, drops below $59 per barrel.

As of December 31, 2006, the Company had hedged 4% of forecasted fuel consumption for the second quarter 2007 predominantly through crude oil three-way collars with upside protection, on a weighted-average basis, beginning from $64 per barrel and capped at $75 per barrel. Payment obligations, on a weighted-average basis, begin if crude drops below $60 per barrel.

Interest Rate Swap.

The Company uses interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of the Company’s interest rate hedging policy. In February 2006, the Successor Company entered into an interest rate swap with an initial notional amount of $2.45 billion that would have decreased to $1.8 billion over the term of the swap. The swap would have expired in February 2012 and required that the Company pay a fixed rate of 5.14% and receive a floating rate based on the three-month LIBOR rate.

At December 31, 2006, the Company determined that it is no longer probable that a portion of the forecasted cash flows hedged by the swap would occur, in light of the Company’s developing plans to retire a portion of the Credit Facility in advance of scheduled maturities. For the eleven months ended December 31, 2006, the total unrealized pre-tax loss on the swap was $12 million, of which a $4 million loss was recorded in earnings as interest expense and $8 million was recorded as other comprehensive loss. In January 2007, as a result of the Company’s reevaluation of the mix of fixed-rate and floating-rate debt in its debt portfolio, the Company terminated the swap for a payment of $4 million. In 2007, the $8 million gain in swap value from December 31, 2006 to the termination date will be recognized in earnings.

Fair Value of Financial Instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which such estimates can be made:

Cash and Cash Equivalents, Restricted Cash and Short-term Investments.

The carrying amounts approximate fair value because of the short-term maturity of these investments.

Derivative Financial Instruments.

Market prices used to determine fair value are primarily based on closing exchange prices.

Preferred Stock and Long-Term Debt.

The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value stock options.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005:

(In millions)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-tem debt (including current portion)	$9,136	$9,506	$154	$149
Preferred stock	361	443	—	—
DIP financing	—	—	1,157	1,157
Fuel derivative contracts - losses	2	2	—	—
Interest rate swap loss	12	12	—	—

(12)  Commitments, Contingent Liabilities and Uncertainties

General Guarantees and Indemnifications.   In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any tax/financing parties, against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, the Company believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

Legal and Environmental Contingencies.   United has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company’s consolidated financial position or results of operations.

The Company records liabilities for legal and environmental claims when a loss is probable and reasonably estimable. These amounts are recorded based on the Company’s assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

The Company anticipates that if ultimately found liable, its damages from claims arising from the events of September 11, 2001 could be significant; however, the Company believes that, under the Air Transportation Safety and System Stabilization Act of 2001, its liability will be limited to its insurance coverage.

Commitments.   At December 31, 2006, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.5 billion, after deducting advance payments. The Company’s current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. In January 2006, United reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders. Such action could cause the forfeiture of $91 million of advance payments if United does not take future delivery of these aircraft. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. The Company’s current commitments would require the payment of an estimated $0.1 billion in 2007, $0.1 billion for the combined years of 2008 and 2009, $0.7 billion for the combined years of 2010 and 2011 and $1.6 billion thereafter.

Guarantees and Off-Balance Sheet Financing.

Fuel Consortia.   The Company participates in numerous fuel consortia with other carriers at major airports to reduce the costs of fuel distribution and storage. Interline agreements govern the rights and responsibilities of the consortia members and provide for the allocation of the overall costs to operate the consortia based on usage. The consortium (and in limited cases, the participating carriers) have entered into long-term agreements to lease certain airport fuel storage and distribution facilities that are typically financed through tax-exempt bonds (either special facilities lease revenue bonds or general airport revenue bonds), issued by various local municipalities. In general, each consortium lease agreement requires the consortium to make lease payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. As of December 31, 2006, approximately $484 million principal amount of such bonds were secured by fuel facility leases at major hubs in which United participates, as to which United and each of the signatory airlines has provided indirect guarantees of the debt. United’s exposure is approximately $171 million principal amount of such bonds based on its recent consortia participation. The Company’s exposure could increase if the participation of other carriers decreases. The guarantees will expire when the tax-exempt bonds are paid in full, which ranges from 2010 to 2028. The Company did not record a liability at the time these indirect guarantees were made.

Municipal Bond Guarantees.   The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). In 2006, as a result of the final Bankruptcy Court decisions, certain leases (SFO, JFK and LAX) were considered to be financings resulting in the Company’s guarantees being discharged in bankruptcy. The DEN lease was not rejected; therefore, the Company still has a guarantee under this lease. The Company has guaranteed interest and principal payments on $261 million of the DEN bonds that were issued in 1992 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Statements of Consolidated Financial Position at December 31, 2006, based on proper application of GAAP. The related lease agreement is accounted for as an operating lease, and the related rent expense is recorded on a straight-

line basis. The annual lease payments through 2023 and the final payment for the principal amount of the bonds are included in the future operating lease payments disclosed in Non-aircraft lease payments in Note 13, “Lease Obligations.”  There remains an issue as to whether the LAX and SFO bondholders have a secured interest in certain of the Company’s leasehold improvements. The Company has accrued an amount which it estimates is probable to be approved by the Bankruptcy Court for these secured interests. See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases,” for a discussion of ongoing litigation with respect to certain of these obligations.

Collective Bargaining Agreements.

Approximately 81% of United’s employees are represented by various U.S. labor organizations. During 2005, United reached new agreements with its labor unions for new collective bargaining agreements which became effective in January 2005. These agreements are not amendable until January 2010. In addition, an initial collective bargaining agreement with the International Federation of Professional and Technical Engineers was ratified on March 8, 2006, with an initial effective date of March 1, 2006; this agreement is likewise not amendable until January 2010.

(13) Lease Obligations

United leases aircraft, airport passenger terminal space, aircraft hangars and related maintenance facilities, cargo terminals, other airport facilities, other commercial real estate, office and computer equipment and vehicles. As allowed under Section 365 of the Bankruptcy Code, during its reorganization the Company assumed, assumed and assigned, or rejected certain executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions. During bankruptcy, the Company also entered into numerous aircraft financing term sheets with financiers, some of which were implemented before the Effective Date, and others of which were implemented on the Effective Date. Under fresh-start reporting, the Company was required to apply lease modification testing on these leases, which resulted in the reclassification of some financings as capital leases or operating leases for the Successor Company, which were different from classifications for the Predecessor Company.

In connection with fresh-start reporting requirements, aircraft operating leases were adjusted to fair value and a net deferred asset of $263 million was recorded in the Statement of Consolidated Financial Position on the Effective Date, representing the net present value of the differences between stated lease rates in agreed term sheets and the fair market lease rates for similar aircraft. These deferred amounts are amortized on a straight-line basis as an adjustment to aircraft rent expense over the individual applicable remaining lease terms, generally from one to 18 years.

At December 31, 2006, scheduled future minimum lease payments under capital leases (substantially all of which are for aircraft) and operating leases having initial or remaining noncancelable lease terms of more than one year were as follows:

(In millions)	Operating Lease Payments			Capital
	Mainline	United Express		Lease
	Aircraft	Aircraft	Non-aircraft	Payments (a)
Payable during—
2007	$360	$413	$507	$255
2008	353	409	484	321
2009	320	409	467	178
2010	313	380	453	441
2011	306	358	406	170
After 2011	1,239	1,117	3,464	698
Total minimum lease payments	$2,891	$3,086	$5,781	2,063
Imputed interest (at rates of 1.1% to 10.0%)				(603)
Present value of minimum lease payments				1,460
Current portion				(110)
Long-term obligations under capital leases				$1,350

(a)           Includes non-aircraft capital lease payments aggregating $22 million in years 2007 through 2011, and United Express capital lease obligations of $15 million in both 2007 and 2008, $14 million in 2009, $13 million in 2010, $12 million in 2011 and $19 million thereafter.

At December 31, 2006, United leased 215 mainline aircraft, 47 of which were accounted for as capital leases. These leases have initial terms of 5 to 26 years, with expiration dates ranging from 2007 through 2024. Under the terms of most leases, the Company has the right to purchase the aircraft at the end of the lease term, in some cases at fair market value and in others, which include 168 operating leases, at fair market value or a percentage of cost. Additionally, the amounts in the above table include lease payments related to the Company’s United Express contracts for 28 aircraft under capital leases and 262 aircraft under operating leases as described in Note 2(i), “Summary of Significant Accounting Policies—United Express.”

Certain of the Company’s aircraft lease transactions contain provisions such as put options giving the lessor the right to require us to purchase the aircraft at lease termination for a certain amount resulting in residual value guarantees. Leases containing this or similar provisions are recorded as capital leases on the balance sheet and, accordingly, all residual value guarantee amounts contained in the Company’s aircraft leases are fully reflected as capital lease obligations in the Statements of Consolidated Financial Position.

In connection with certain euro-denominated aircraft financings accounted for as capital leases, United had on deposit in certain banks at December 31, 2006 an aggregate 396 million euros ($522 million) and $17 million in U.S. denominated deposits, and had pledged an irrevocable security interest in such deposits to certain of the aircraft lessors. These deposits will be used to repay an equivalent amount of recorded capital lease obligations, and are classified as aircraft lease deposits in the Statements of Consolidated Financial Position.

Amounts charged to rent expense, net of minor amounts of sublease rentals, were $834 million for the Successor Company for the eleven months ended December 31, 2006; and $76 million, $1.0 billion and $1.1 billion for the month ended January 31, 2006 and the years ended December 31, 2005 and 2004, respectively, for the Predecessor Company. Included in Regional affiliates expense in the Statements of Consolidated Operations were operating rents for United Express aircraft of $403 million for the Successor Company for the eleven months ended December 31, 2006; as well as $35 million and

$449 million for the month ended January 31, 2006 and the year ended December 31, 2005, respectively, for the Predecessor Company.

In the first quarter of 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and FIN 46R, as subsequently amended, which requires disclosure of certain information about VIEs that are consolidated and certain other information about VIEs that are not consolidated.

The Company has various financing arrangements for 79 aircraft in which the lessors are trusts established specifically to purchase, finance and lease aircraft to United. These leasing entities meet the criteria for VIEs; however, the Company does not hold a significant variable interest in, and is not considered the primary beneficiary of the leasing entities since the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value, or entitles the Company to participate in increases in the value, of the financed aircraft.

(14) Statement of Consolidated Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

(In millions)	Successor	Predecessor
	Period from February 1 to December 31,	Period from January 1 to January 31,	Year Ended December 31,
	2006	2006	2005	2004
Cash paid during the period for:
Interest (net of amounts capitalized)	$703	$35	$456	$405
Income taxes	—	—	—	—
Non-cash transactions:
Long-term debt incurred to acquire assets	$242	$—	$—	$172
Capital lease obligations incurred to acquire assets	155	—	—	—
Unfunded pension obligation recorded in other comprehensive income	87	—	—	—
Increase in pension intangible assets	—	(4)	(661)	(239)
Net unrealized gain (loss) on derivatives recorded in other comprehensive income	(5)	24	—	—

In addition to the above non-cash transactions, see Note 1, “Voluntary Reorganization Under Chapter 11,” Note 9, “Debt Obligations” and Note 10, “Parent Company Mandatorily Convertible Preferred Stock.”

(15) Advanced Purchase of Miles

In October 2005, the Company entered into an amendment to its agreement with Chase regarding the Mileage Plus Visa card under which Chase pays in advance for frequent flyer miles to be earned by Mileage Plus members for making purchases using the Mileage Plus Visa card. The existing agreement includes an annual guaranteed payment for the purchase of frequent flyer miles.

In addition to extending the agreement until 2012 and making certain other adjustments in the relationship, the agreement provided for an advance purchase of miles of $200 million in 2005. This advanced purchase of miles otherwise reduced the annual guaranteed payments for 2006 through 2009 by

$75 million per year. In addition, the Company provided a junior lien upon, and security interest in, all collateral pledged or in which security interest is granted, as security in connection with the Credit Facility. The security interest was junior to other Credit Facility debt, and applied to no more than $850 million in total advance purchases at any time.

In February 2007, the Company amended the agreement with Chase whereby Chase released their junior security interest in the collateral pledged to the Amended Credit Facility. However under certain circumstances, the Company is obligated to reinstate Chase’s junior security interest in the assets pledged to the Amended Credit Facility. As of December 31, 2006 and 2005, the total advanced purchase of miles was $681 million and $679 million, respectively.

(16) Related Party Transactions

At December 31, 2006 and 2005, United, through one of its wholly-owned subsidiaries, had a $200 million note receivable from UAL, originally due on December 31, 2005. The balance at December 31, 2005 was classified as a reduction of United’s stockholder’s equity. The note has been retroactively amended and is now due December 31, 2010 and has a variable interest rate.

At December 31, 2005, United had debt obligations of $114 million payable to Air Wisconsin, Inc., an indirect wholly-owned subsidiary of UAL, classified as Liabilities subject to compromise. Air Wisconsin, Inc. is not related to Air Wisconsin Airlines Corporation, which is an independent regional carrier. This intercompany loan was eliminated as part of fresh-start reporting.

As of result of the bankruptcy filing in the predecessor period, the Company reclassified all intercompany accounts receivable to equity and all intercompany accounts payable to Liabilities subject to compromise. At exit, certain intercompany balances were eliminated and the remainder was reclassified to their pre-bankruptcy categories.

Certain officers and key employees of United participate in UAL stock award plans.   United has recorded its expense under the UAL share-based compensation plans in accordance with SFAS 123R, as discussed in Note 3, “Share-Based Compensation Plans.”

(17) Special Items

2006—Successor Company

SFO Municipal Bonds Security Interest.   In October 2006, the Bankruptcy Court issued an order declaring that the owners of certain municipal bonds, issued before the Petition Date to finance construction of certain leasehold improvements at SFO, should be allowed a secured claim of approximately $27 million, based upon the court-determined fair value of United’s underlying leasehold. After the denial of post-trial motions, both parties have appealed to the District Court. In accordance with SOP 90-7, as of the Effective Date, United had recorded $60 million as its best estimate of the probable security interest to be awarded in this unresolved litigation. In the third quarter of 2006 the Company recorded a special item of $30 million benefit to operating income, to reduce the Company’s recorded obligation for the SFO municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court, in accordance with Practice Bulletin 11.

ALPA Non-Qualified Pension Plan. In the fourth quarter of 2006, the Company recorded a special item of $24 million as a benefit to operating income to reduce the Company’s recorded obligation for this matter. This adjustment was based on the receipt of a favorable court ruling in ongoing litigation and the Company’s determination that it is now probable the Company will not be required to satisfy this obligation.

LAX Municipal Bonds Obligation. In the fourth quarter of 2006, based on litigation developments, the Company recorded a special item of $18 million as a charge to operating income to adjust the Company’s recorded obligation for the LAX municipal bonds to the amount the Company now estimates is probable to be allowed by the Bankruptcy Court.

See Note 1, “Voluntary Reorganization Under Chapter 11—Significant Matters Remaining to be Resolved in Chapter 11 Cases” for further information on these items.

2005—Predecessor Company

Aircraft Impairment.   During the second quarter of 2005, the Company recognized a charge of $5 million for aircraft impairments related to the planned accelerated retirement of certain aircraft.

2004—Predecessor Company

Air Canada. During the third quarter of 2004, Air Canada successfully emerged from bankruptcy protection under the Companies’ Creditors Arrangement Act of the Canada Business Corporation Act. The Company had filed a pre-petition claim against Air Canada based on its equity interest in three Airbus A330 aircraft leased to Air Canada. As part of its plan of reorganization, Air Canada offered its unsecured creditors the opportunity to participate in their initial public offering. The Company subscribed to 986,986 shares in the reorganized company in August 2004 and sold them in October 2004 for a nominal gain. Separately, the Company sold its interest in its pre-petition claim to a third-party and recorded a non-operating gain of $18 million during the third quarter of 2004.

Aircraft Write-down.   During the first quarter of 2004, the Company incurred a $13 million charge in non-operating expense for the write-down of certain non-operating B767 aircraft.

(18) Severance Accrual

The Company has implemented several cost saving initiatives that have resulted in a reduction in workforce such as the outsourcing of administrative functions, the closing of certain call centers and its announcement of the elimination of certain salaried and management positions through attrition and layoffs. The Company’s severance policy provides the affected employees salary continuation as well as certain insurance benefits for a specified period of time. Accordingly, the Company has estimated its severance obligations to be $5 million as of December 31, 2006 in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.”

The following is a reconciliation of activity related to the severance accrual for the year ended December 31, 2006:

(In millions)
Balance at December 31, 2005	$7
Accruals	30
Accrual adjustments	(5)
Payments	(27)
Balance at December 31, 2006	$5

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

UAL, as a “large accelerated filer” with respect to the reporting requirements of the Exchange Act, was required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC regulations as to management’s assessment of internal control over financial reporting for the 2006 fiscal year. United was not an accelerated filer and therefore, was not required to comply with the aforementioned regulations for the fiscal year of 2006.

The Company maintains controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company to the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that the Company’s disclosure controls and procedures were designed and operating effectively to report the information it is required to disclose in the reports it files with the SEC on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have  concluded that as of December 31, 2006, our disclosure controls and procedures were not effective due to a material weakness related to the operation of our internal control over financial reporting with respect to the accounting and disclosure for income taxes.

As defined in Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected. While the Company had the appropriate control procedures in place, high staff turnover caused the Company to poorly execute the controls for evaluating and recording its current and deferred income tax provision and related deferred tax balances. This control deficiency did not result in a material misstatement, but did result in adjustments to the deferred tax assets and liabilities, net operating losses, valuation allowance and footnote disclosures and could have resulted in a misstatement of current and deferred income taxes and related disclosures that would result in a material misstatement of annual or interim financial statements. Additional review, evaluation and oversight have been undertaken to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, we have concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The only changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934) are new controls implemented for the preparation of an effective tax provision that is no longer zero, and for the implementation of new tax accounting standard FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” in 2007.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of United Air Lines, Inc.

Information regarding the directors of United Air Lines, Inc., each of whom is also an executive officer, is as follows:

Glenn F. Tilton.   Age 58. Director since 2002. Mr. Tilton has been Chairman, President and Chief Executive Officer of UAL (holding company) and the Company, a wholly owned subsidiary of UAL (air transportation), since September 2002.  From October 2001 to August 2002, Mr. Tilton served as Vice Chairman of ChevronTexaco Corporation (global energy). Previously, Mr Tilton served as Chairman and Chief Executive Officer of Texaco Inc. (global energy), a position he assumed in February 2001. Mr. Tilton serves as a director of TXU Corporation.

Frederic F. Brace.   Age 49. Director since 2001. Mr. Brace has been Executive Vice President and Chief Financial Officer of UAL and the Company since August 2002. From September 2001 to August 2002, Mr. Brace served as UAL’s and the Company’s Senior Vice President and Chief Financial Officer.

Peter D. McDonald.   Age 55. Director since 2002. Mr. McDonald has been Executive Vice President and Chief Operating Officer of UAL and the Company since May 2004. From September 2002 to May 2004, Mr. McDonald served as Executive Vice President—Operations of UAL and the Company. From January to September 2002, Mr. McDonald served as the Company’s Senior Vice President—Airport Operations. From May 2001 to January 2002, Mr. McDonald served as the Company’s Senior Vice President—Airport Services.

John P. Tague.   Age 44. Director since 2003. Mr. Tague has been Executive Vice President and Chief Revenue Officer of UAL and the Company since April 2006. From May 2004 to April 2006, Mr. Tague served as Executive Vice President—Marketing, Sales and Revenue of UAL and the Company. From May 2003 to May 2004, Mr. Tague was UAL’s and the Company’s Executive Vice President—Customer. From 1997 to August 2002, Mr. Tague was the President and Chief Executive Officer of ATA Holdings Corp. (air transportation).

Executive Officers of  United Air Lines, Inc.

In addition to the executive officers described above, information regarding the other executive officers of the Company is as follows:

Jane Allen.   Age 55. Ms. Allen has been Senior Vice President—Human Resources of the Company since May 2006. From June 2003 to May 2006, Ms. Allen served as Senior Vice President of Onboard Services for the Company. Before coming to the Company, Ms. Allen served as the head of American Airlines’ Flight Services (air transportation) from 1997 to 2003.

Graham W. Atkinson.   Age 55. Mr. Atkinson has been Executive Vice President and Chief Customer Officer for the Company since September 2006. From January 2004 to September 2006, Mr. Atkinson served as Senior Vice President—Worldwide Sales and Alliances for the Company. From June 2001 to January 2004, Mr. Atkinson served as Senior Vice President—International for the Company.

Sara A. Fields.   Age 63. Ms. Fields has been Senior Vice President—Office of the Chairman of the Company since May 2006. From December 2002 to May 2006, Ms. Fields served as Senior Vice President - People of the Company. From January to December 2002, Ms. Fields served as the Company’s Senior Vice President—People Services and Engagement. From July 1994 to July 2002, Ms. Fields served as Senior Vice President—Onboard Service of the Company.

Gerald F. Kelly.   Age 59. Mr. Kelly has been Senior Vice President—Continuous Improvement, Strategic Sourcing and Chief Information Officer (“CIO”) of the Company since November 2005. From 2002 to 2005, Mr. Kelly served as CIO and Senior Vice President for Procurement and Continuous Improvement at Sears, Roebuck & Co. (retailer), from which he retired in April 2005. From 2001 to 2002, Mr. Kelly served as Business Advisor to Williams-Sonoma (retailer).

Paul R. Lovejoy.   Age 52. Mr. Lovejoy has been Senior Vice President, General Counsel and Secretary of UAL and the Company since June 2003. From September 1999 to June 2003, he was a partner with Weil, Gotshal & Manges LLP (law firm).

Rosemary Moore.   Age 56. Ms. Moore has been the Senior Vice President—Corporate and Government Affairs of the Company since December 2002. From November to December 2002, Ms. Moore was the Senior Vice President—Corporate Affairs of the Company. From October 2001 to October 2002, she was the Vice President—Public and Government Affairs of ChevronTexaco Corporation (global energy).

There are no family relationships among the executive officers or the directors of the Company. Our executive officers serve at the discretion of the UAL Board of Directors.

Code of Ethics

UAL has adopted a code of business conduct and ethics that applies to directors, officers (including UAL’s and the Company’s principal executive officer, principal financial officer and principal accounting officer or controller) and employees of UAL, the Company and its subsidiaries. The “Code of Business Conduct” is available on the Company’s website www.united.com under “About United—Investor Relations—Governance—Code of Conduct.”

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis will explain the material elements of the compensation of our named executive officers and describe the objectives and principles underlying the Company’s executive compensation programs.

Objectives and Principles of Our Executive Compensation Program

The principal objectives of the Company’s executive compensation program are:

•       To support the Company’s business strategy and objectives;

•       To drive the creation of stockholder value; and

•       To attract, retain and appropriately reward executives in line with market practices.

The Company strives to meet these objectives by implementing the principles listed below:

•       Significant portions of compensation should be tied to our performance.   Significant portions of executive compensation are tied both to the achievement of the Company’s key operational and financial performance goals and to the value of UAL’s stock, thereby aligning executive compensation with both the success of the Company’s business strategy and objectives as well as the returns realized by UAL stockholders. For example, our short-term incentive programs are tied to the achievement of key customer, operational and financial metrics which drive the Company’s business strategy. These measurements, which are part of our short-term incentive program, which we refer to as the Success Sharing Plan, are described below under “Our Executive Compensation Program—Short-term incentive compensation.” Furthermore, all our executives were granted restricted shares and stock options under UAL’s Management Equity Incentive Plan, which we refer to as the MEIP, to align the interests of our executives with those of UAL’s stockholders. For purposes of this discussion, as well as the tables and narrative that follow, all references to “restricted shares” refer to restricted shares of UAL common stock and “stock options” shall refer to non-qualified stock options relating to UAL common stock, unless otherwise indicated.

•       Significant portions of our executives’ compensation should be at risk.   Our executives’ fixed compensation (which primarily includes base salaries, benefits and perquisites) is generally targeted at amounts below the 50th percentile of comparable companies. Our executives’ performance-based compensation (which primarily includes short-term incentives) is generally targeted at a percentage of their fixed compensation equivalent to the percentage of fixed compensation paid by the 50th percentile of comparable companies. Because our executives’ fixed compensation is generally below the 50th percentile of comparable companies, the targeted amount of our executives’ annual incentive opportunity is also generally below the 50th percentile of comparable companies. The substantial long-term incentive awards granted under the MEIP at the Company’s emergence from bankruptcy protection on February 1, 2006, which vest over a four-year period, bring our executives’ total compensation for 2006 at or above the 50th percentile of comparable companies. With the exception of Mr. McDonald, more than 90% of each of our named executive officers’ total compensation for 2006 was at-risk. Please refer to “Narrative to the Summary Compensation Table and Plan-Based Awards Table—Total Compensation” for a description of the portion of Mr. McDonald’s total 2006 compensation that was at-risk. This approach is intended to encourage and reward high quality performance and the creation of stockholder value and, in the case of the long-term incentive awards under the MEIP, to provide our executives with an appropriate level of overall ownership interest in UAL following our emergence from bankruptcy protection. For additional details on the at-risk compensation for each of our named executive officers, see the

Variable Compensation table included in the section entitled “Narrative to the Summary Compensation Table and Plan-Based Awards Table.”

•       All employees should focus on the same critical performance measures.   During the bankruptcy reorganization process in 2003, the Company agreed with representatives of the Company’s union-represented employees that all our employees, including executives, should focus on achieving certain operational and financial performance objectives. These agreements are included in our labor agreements with our union-represented employees. As a result, the short-term incentive compensation of virtually all employees of the Company (including the named executive officers) is based on the same measurements, which are described in more detail below under “Our Executive Compensation Program—Short-term incentive compensation.” We believe that basing incentive compensation for all employees on the same performance measures aligns the interests of our employees, establishes unity within the Company and encourages all employees to work together toward accomplishing common goals.

•       Compensation should be based in part on the practices of similarly sized companies.   In setting compensation, UAL and the Company examine the practices of other passenger airlines on a regular basis but focus primarily on general industry practices of similarly sized companies. We use general industry compensation surveys from major survey providers, such as Towers Perrin and Hewitt Associates and employ a regression analysis to normalize the data relative to our annual revenues to ensure comparability. This approach to competitive benchmarking is used because the Company believes that the Company’s senior executives have skills that are transferable across industries. As a result, the competitive marketplace for their services is broader than the passenger airline industry. For example, prior to joining the Company in September 2002, Mr. Tilton served as vice chairman of Chevron Texaco Inc., a global energy corporation, and had previously served as the chairman of the board and chief executive officer of Texaco Inc., and Mr. McDonald, who assumed the title of executive vice president and chief operating officer in May 2004, received a competitive offer in 2006 for a similar position at a non-passenger airline.

•       Compensation decisions should consider internal pay equity and individual review.   The Company examines internal pay equity as part of its compensation review process and strives to ensure that similar roles within the Company are compensated similarly. The review process, which is conducted in part by Mr. Tilton with respect to executive officers who report directly to him, also takes into account the skills of each executive and the competitive marketplace for the executive’s skills, as well as the performance and potential of the individual executive.

•       Officers should have a financial stake in the success of the Company.   The Company requires the named executive officers to hold at least 25% of the aggregate number of restricted shares granted to them under the MEIP after the shares have become vested (subject to certain transitional exceptions for individuals who were not named executive officers as of December 31, 2006). The first measurement date under this policy is December 31, 2008. It is expected that as of December 31, 2008, all named executive officers will meet the 25% holding requirement. In the event that a named executive officer has not met the requirement as of December 31, 2008, any future cash incentive awards will be paid to that individual 50% in restricted shares and 50% in cash until the ownership guidelines have been satisfied. The Company believes this requirement effectively creates for each officer an ongoing personal financial stake in the success of UAL and the Company, aligns the interests of the Company’s officers and UAL’s stockholders and motivates officers to maximize stockholder value.

A subcommittee of UAL’s Human Resources Committee, which we refer to as the Subcommittee, is responsible for overseeing the administration of the Company’s executive compensation program. Mr. Tilton, with respect to officers who report directly to him, together with the Company’s Vice President-HR Strategy and Senior Vice President-Human Resources, makes recommendations to the

Subcommittee regarding compensation. The Subcommittee has the authority to review, approve and revise these recommendations as it deems appropriate.

Recent Company History

To fully understand the Company’s executive compensation philosophy and the compensation decisions made in 2006, it is necessary to understand the Company’s business circumstances over the last several years. In particular, in early 2006 the Company emerged from bankruptcy protection following a period of more than three years in which it operated under the requirements of United States bankruptcy laws.

On December 9, 2002, UAL, the Company and 26 direct and indirect wholly-owned subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, which we refer to as the Bankruptcy Court. Chapter 11 of the Bankruptcy Code enables a company, under the supervision of a bankruptcy court, to continue operations in the normal course while it develops a plan of reorganization to address its existing debt, capital and cost structures. After filing for bankruptcy protection under the Bankruptcy Code, UAL, the Company and its subsidiaries continued to operate their businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On January 20, 2006, the Bankruptcy Court confirmed the Company’s Plan of Reorganization, with the consent of the Official Committee of Unsecured Creditors, which represented the interests of certain of our creditors. On February 1, 2006, the Plan of Reorganization became effective and UAL and the Company emerged from bankruptcy protection. The Plan of Reorganization generally provided for the full payment or reinstatement of the claims of certain pre-bankruptcy, as well as certain post-bankruptcy, creditors that were given priority under applicable law and for the distribution of new shares of stock and debt securities to the Company’s other creditors, including virtually all employees, in satisfaction of their claims.

The Plan of Reorganization contemplated UAL’s issuance of up to 125 million shares of common stock upon its emergence from bankruptcy protection, of which 115 million would be issued to creditors and 10 million would be available for awards under the Company’s long-term incentive compensation plans, as further described in this Compensation Discussion and Analysis. The new common stock was listed on the NASDAQ Global Select Market and began trading on February 2, 2006. In addition, the Plan of Reorganization provided for the issuance of certain convertible debt and equity securities, upon conversion of which additional shares of UAL common stock would be issued. Pursuant to the Plan of Reorganization, all of UAL’s common stock, preferred stock and Trust Originated Preferred Securities issued prior to December 9, 2002, the date UAL and the Company entered into bankruptcy protection, were canceled on February 1, 2006, and no payment was made to holders of those securities.

As part of UAL’s and the Company’s restructuring, UAL agreed to provide each designated group of employees a portion of the common stock provided to general unsecured creditors under the Plan of Reorganization. Each employee group received a distribution of common stock based upon the value of the cost savings provided by that group. To date, UAL has allocated over 34.7 million shares of common stock to over 64,000 current and former employees. None of the Company’s officers were eligible for this distribution. At UAL’s stock price as of December 31, 2006, these shares represented approximately $1.5 billion in value distributed to employees.

As a result of UAL’s and the Company’s reorganization in bankruptcy, certain elements of the Company’s compensation program for executives, as they existed prior to the bankruptcy filing, were altered:

•       All previously awarded equity compensation, including awards of stock options and restricted stock held by our named executive officers, were terminated without any payment to the holders of those awards.

•       During the reorganization process, the Pension Benefit Guaranty Corporation, a Federal agency, assumed sponsorship of the Company’s tax-qualified defined benefit pension plans, and the Company no longer administers or has any financial obligations under those plans. In addition, a non-tax-qualified Supplemental Executive Retirement Plan, in which certain of our named executive officers participated and which we refer to as the SERP, was canceled.

•       The salary and benefits of virtually all employees, including our named executive officers, were reduced, and union-represented employees accepted changes in workplace rules.

•       All our officers, including our named executive officers at the time of emergence from bankruptcy protection, voluntarily elected to forego awards to which they were entitled under a 2003 performance incentive plan. The total amount of the foregone awards was over $7 million.

The Plan of Reorganization also discharged a number of historic compensation opportunities and obligations, which are summarized as follows:

•       Largely in recognition that our U.S.-based employee groups agreed to the termination and replacement of their tax-qualified defined benefit pension plans, UAL agreed to provide these employee groups with approximately $726 million in proceeds from the issuance of convertible notes. Our executive officers (other than Messrs. Tilton and Tague) were eligible to participate in this distribution on the same basis as all other management employees.

•       The Company’s reduction in retiree medical benefits (for all current and retired employees) and termination of non-qualified pension plans (covering certain pilot and management employees) resulted in affected individuals receiving an unsecured claim against the Company which was settled upon the Company’s emergence from bankruptcy protection. These individuals, including Messrs. McDonald and Brace and Ms. Fields, received the proceeds of shares allocated to a class of unsecured creditors in proportion to the value of the future benefits lost.

•       As a result of the Company’s successful emergence from bankruptcy protection, the final payment under the Key Employee Retention Program, which we refer to as the KERP, was made in 2006. The KERP was designed to encourage select employees to remain with the Company through the completion of the reorganization process and to provide such employees with incentives to contribute to the Company’s effort to complete successfully the bankruptcy emergence process. Mr. Tilton voluntarily waived his rights to a payment under the KERP.

The Plan of Reorganization also confirmed certain new compensation opportunities and obligations, which are summarized as follows:

•       To attract, retain and appropriately reward senior leadership, up to 9.825 million shares of UAL common stock and options to buy common stock were made available under the UAL Corporation MEIP.

•       The Company’s labor agreements with its primary labor unions included a new short-term incentive program, the Success Sharing Plan, which provides all employees, including our named executive officers, with the opportunity to earn monetary awards when the Company achieves certain levels of operational and financial performance. Additionally, all of the Company’s U.S.-based employees, including the named executive officers, became participants in a new profit sharing program.

At various times after the Company’s emergence from bankruptcy protection in February 2006, the Company determined that it would be advisable to make changes to the compensation programs for senior executives that were in place during the reorganization process. The Company’s executive compensation decisions made in 2006 are described below.

Our Executive Compensation Program

The primary elements of the Company’s executive compensation program are described below. The Company believes that these elements of compensation collectively support the objectives of the Company’s executive compensation program and encourage both short-term and long-term success of the Company.

•       Base salary.   Base salary is an important element of executive compensation. A variety of factors determine base salary, including marketplace practices, as modified by experience, tenure, internal equity considerations, individual performance of each executive and Company performance. Base salaries are generally targeted below the 50th percentile of comparable companies as part of the Company’s general philosophy of setting fixed compensation elements below the 50th percentile and targeting performance-based and equity compensation elements to allow for the sum of these elements of compensation to be at or above the 50th percentile, depending on performance. A competitive practices analysis was conducted in 2006, which concluded that base salaries for the named executive officers were substantially below the 50th percentile of comparable companies. After taking into account the total compensation opportunities afforded to the named executive officers (including equity awards made under the MEIP upon emergence from bankruptcy protection), the Subcommittee determined, with input and recommendations from Mr. Tilton with respect to the other named executive officers, that it was appropriate to adjust the base salaries of the named executive officers as follows.

Under Mr. Tilton’s amended employment agreement entered into in September 2006, his base salary was set at $850,000. Mr. Tilton’s initial employment agreement, entered into in September 2002, three months before the Company filed for bankruptcy protection, provided for a base salary of $950,000. While the Company was in bankruptcy, Mr. Tilton’s salary was reduced on several occasions to levels substantially below that of chief executive officers of nearly all comparable companies. The adjustment to his base salary in 2006 was based on the relationship of his salary to the current competitive market for chief executive officers with his skills and experience. Under Mr. McDonald’s employment agreement, entered into in September 2006, his base salary was set at $700,000, which is approximately at the 50th percentile of comparable companies. Mr. McDonald’s base salary was increased in response to a competitive job offer he received from a non-passenger airline. The base salaries of each of Mr. Brace, Mr. Tague and Ms. Fields were adjusted in 2006 to $524,000, $524,000 and $337,000, respectively, to bring them closer to, but still significantly below, the 50th percentile of comparable companies. Mr. Tilton, the Company’s Vice President-HR Strategy and Senior Vice President-Human Resources provided input and recommendations to the Subcommittee in setting these salaries.

•       Short-term incentive compensation.   During the bankruptcy reorganization process in 2003, we agreed with representatives of the union-represented employees in our labor agreements that all employees, including our named executive officers, should focus on achieving the same set of operational and financial performance measures. UAL’s Success Sharing Plan is intended to balance the interests of customers, employees and investors by providing incentives to virtually all employees, including the named executive officers, based on a single set of operational and financial measures critical to the success of the Company’s business strategy. The Success Sharing Plan for 2006 included three quarterly performance measures and one annual financial performance measure. The specific performance measures and targets under the Success Sharing Plan are generally determined by the Subcommittee prior to the start of each quarter for quarterly performance goals and at the beginning of the fiscal year for the annual financial goal.

The three quarterly performance measures for 2006 were:

–       Customer satisfaction—This was measured by a “definite intent to repurchase,” or DIR. The Company calculated DIR based on in-flight survey responses from frequent flyers as to whether they would select United for their next airline trip.

–       Reliability—This was measured by on-time departures, as recorded by the United States Department of Transportation, and is a key measure the Company’s operational efficiency as well as of customer satisfaction.

–       Financial—Cost per available seat mile or CASM, excluding fuel. This commonly used metric of cost performance in the airline industry, represents all the costs (excluding fuel) associated with flying one airline seat one mile.

UAL established earnings before interest, taxes, depreciation, amortization and aircraft rent, or EBITDAR, as the measure for annual financial performance for 2006. EBITDAR is a commonly used measure of a company’s cash earnings and is a performance measure under some of the Company’s financing arrangements.

The 2006 Success Sharing Plan thresholds, targets and actual performance levels were as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Threshold	Target	Threshold	Target	Threshold	Target	Threshold	Target
Customer Satisfaction:
Definite Intent to Repurchase (DIR)	36.9%	38.2%	34.1%	35.8%	33.3%	35.0%	33.7%	35.2%
Actual Performance		35.6%		34.9%		34.4%		35.1%
Reliability:
On-Time Departures	53.1%	59.0%	53.8%	59.0%	53.3%	59.0%	55.2%	61.1%
Actual Performance		56.6%		58.6%		61.2%		61.1%
Financial:
Cost Per Available Seat Mile (CASM)	7.94 ¢	7.74 ¢	7.88 ¢	7.68 ¢	7.62 ¢	7.42 ¢	7.70 ¢	7.50 ¢
Actual Performance		7.88 ¢		7.62 ¢		7.18 ¢		7.49 ¢
Percent of Target Paid		48.1%		89.9%		94.1%		98.9%

Annual
Annual Financial:
EBITDAR (millions)	$1,678
Actual Performance	$1,871

For 2006, actual quarterly performance was equal to 82.8% of the target level, and actual annual performance was equal to 37.2% of the target level, which led to overall achievement of 120% of the target level of performance under the Success Sharing Plan. Accordingly, the pool of money available for annual incentive awards under the Success Sharing Plan was equal to 120% of the target amount for 2006. For a description of the various levels of potential payouts to each of the named executive officers pursuant to the 2006 Success Sharing Plan, see the “Plan-Based Awards Table” and the “Narrative to the Summary Compensation Table and Plan-Based Awards Table.”

The annual incentive payment for salaried and management employees, including the named executive officers, could be increased or decreased based on individual performance. For each of the named executive officers, this assessment was based on a combination of individual, functional and enterprise objectives for which the named executive officer is directly accountable. In the case of the named executive officers other than Mr. Tilton, Mr. Tilton, with input from the Company’s Vice President-HR Strategy, evaluated each individual’s performance against these objectives and the Subcommittee determined, based on Mr. Tilton’s recommendations, whether an increase or decrease in the annual incentive was warranted. The Subcommittee performed a review of Mr. Tilton’s performance and had the sole authority to determine whether an increase or decrease in Mr. Tilton’s annual incentive was warranted based on this evaluation. Based on the review of each named executive officer’s performance during 2006, which included an assessment of the extent to which each individual’s performance goals were attained for this period, the Subcommittee decided to make a modest adjustment to the amount payable to each named executive officer other than Mr. Tilton under the Success Sharing Plan. These adjustments resulted in an increase in Mr. Tague’s annual incentive payment and a decrease in the annual incentive payments to each of Messrs. McDonald and Brace and Ms. Fields. The overall pool of money available for annual incentives of salaried and management employees is fixed, as it is for our union-represented employees. Thus, if one salaried or management employee’s payment is increased because he or she performed exceptionally well, the payment to one or more salaried or management employees who did not perform as well would be decreased.

Each of our named executive officers earned incentive awards in 2006 based on UAL’s performance relative to each of our named executive officer’s target incentive opportunities. Mr. Tilton earned $836,335; Mr. Brace earned $420,408; Mr. Tague earned $434,158; Mr. McDonald earned $449,975; and Ms. Fields earned $210,795.

–                    Short-term incentive compensation (at target) for each of the named executive officers, determined as a percentage of fixed compensation, is set at the 50th percentile relative to comparable companies. However, since fixed compensation for our named executive officers is set below the 50th percentile, target short-term incentive compensation levels for our named executive officers are generally below the 50th percentile. Short-term incentives at target levels, together with base compensation and equity compensation awarded under the MEIP, are intended to position total compensation of our named executive officers at or above the 50th percentile.

•       Profit sharing.   Under UAL’s profit sharing plan, 7.5% of UAL’s pre-tax earnings are distributed to the employees on our U.S. payroll, including our named executive officers, who have been with the Company for at least one year. While distributions are based on all of UAL’s pre-tax earnings, UAL must first reach a threshold of $10 million in pre-tax earnings before there can be any distribution under the profit sharing plan. Payments are made annually to eligible employees pro rata based on the ratio of the employee’s compensation for the year to the aggregate amount of compensation for all eligible employees for that year. The profit sharing plan is intended to align our employees’ interests with the profitability of UAL and to reward our employees based on our profitability.

UAL successfully achieved this threshold less than a year after emerging from bankruptcy and thus is making profit sharing payments to all eligible employees. Each of our named executive officers earned awards under our profit sharing plan in 2006. Mr. Tilton earned $2,693; Mr. Brace earned $1,964; Mr. Tague earned $1,964; Mr. McDonald earned $2,125; and Ms. Fields earned $1,278.

•     Long-term incentive compensation.   Under UAL’s MEIP, UAL may grant various types of awards, including nonqualified and incentive stock options, restricted stock, stock grants, performance shares, performance units, and stock appreciation rights, to the named executive officers, as well as other eligible employees.

–                    Long-term incentive awards granted upon emergence from bankruptcy protection.

As part of UAL’s and the Company’s reorganization during bankruptcy, all outstanding stock options, restricted shares and other equity compensation awards, including those held by named executive officers, were cancelled without any payment being made to the holders. As is the case with virtually all companies that emerge from bankruptcy protection, the Company determined that grants of long-term incentive awards to executive officers were necessary in connection with UAL’s and the Company’s emergence from bankruptcy protection to align the interests of UAL stockholders and management, to incentivize management to focus on the creation of stockholder value and to facilitate retention.

UAL engaged Towers Perrin to determine the competitive landscape for equity grants to management upon emergence from bankruptcy protection. Towers Perrin examined publicly available information regarding 45 companies that had recently emerged from bankruptcy protection. Only two of these companies did not adopt some form of equity compensation program upon emergence from bankruptcy protection. The median company in this group authorized 10.3% of outstanding shares for management equity incentive awards, with 7.2% of outstanding shares granted to management at emergence from bankruptcy protection. UAL also considered the fact that the percentage ownership held by management of Fortune 500 companies through equity compensation plans was 7.7% of outstanding shares as of 2004. In addition, as part of the bankruptcy emergence process, UAL engaged Rothschild North America to perform a valuation of UAL.

Based on the market information from Towers Perrin and the estimated dollar value of long-term incentive awards (based on Rothschild North America’s valuation of UAL), as well as on discussions and negotiations with the Official Committee of the Unsecured Creditors, or OCUC, UAL’s Plan of Reorganization provided and the Bankruptcy Court confirmed that 7.9% of our total authorized shares would be available for awards under the MEIP, which covers the Company’s 400 most senior management employees. OCUC approval of the MEIP was important to UAL and the Company as they sought uncontested approval of the Plan of Reorganization prior to confirmation by the Bankruptcy Court.

The Subcommittee determined that half of the long-term incentive grants to be made upon UAL’s and the Company’s emergence from bankruptcy protection, on an economic value basis, would be in the form of restricted stock and the other half would be in the form of stock options. The restricted stock would vest and the stock options would become exercisable over a four-year period. The Subcommittee concluded that the 50/50 split between the two vehicles best met the objectives of the Company of executive retention and creation of a substantial performance incentive tied to the creation of stockholder value, as well as provided balance between the short-term value offered by restricted stock and potential long-term value provided by stock options.

Restricted stock.   Restricted stock grants were used to create a substantial ownership interest for the executives of the Company, consistent with other companies emerging from bankruptcy protection. Restricted stock grants were also used to encourage retention and to provide value to the executives. The Company requires officers (including the named executive officers) to continue to hold at least 25% of gross shares delivered to them under the MEIP after the shares have vested. See “Objectives and Principles of Our Executive Compensation Program—Officers should have a financial stake in the success of the Company.”

Stock options.   The Subcommittee determined that a substantial portion of the equity grants made upon UAL’s and the Company’s emergence from bankruptcy protection should have value only to the extent that UAL’s stock price rose relative to the exercise price, which was determined in the manner described below. Stock options were used to provide executives with compensation opportunities tied directly to the creation of stockholder value through stock price appreciation. The Company expected the trading market of UAL’s stock to be thin and the stock price to be extremely volatile during the first weeks following UAL’s and the Company’s emergence from bankruptcy protection. In order to minimize the anomalous effects that could result from setting the exercise price of stock options granted upon emergence from bankruptcy protection at the trading price of UAL stock on the emergence date, the Subcommittee decided prior to emergence from bankruptcy protection that it would grant stock options in three tranches of equal amounts on each of February 15, February 23 and March 2, 2006, and set the exercise price of options granted based on the volume weighted average share price of UAL’s stock over the five business days prior to the relevant grant date. For information about grants made to our named executive officers in connection with our emergence from bankruptcy protection, see the Grants of Plan-Based Awards Table and the accompanying narrative disclosure.

The Company determined its allocation of long-term incentive awards among executive officers based in part on survey information provided by Towers Perrin relating to equity grants made to the CEOs and other executives of other companies upon emergence from bankruptcy protection. Because information relating to the allocation of emergence grants among executives other than the CEO was sparse, the Company also reviewed equity ownership percentages of executives of public companies that were not emerging from bankruptcy protection, particularly with respect to relative ownership based on position, in determining these allocations. Mr. Tilton, the Company’s Vice President–HR Strategy and Senior Vice President–Human Resources provided input and recommendations to the Subcommittee regarding the emergence grants to the named executive officers.

–                    Future long-term equity incentive awards.   During 2007, we may make special grants of long-term incentive awards in the context of events such as hirings, promotions or other situations. At this time, it is not anticipated that there will be a general grant of long-term incentive awards in 2007. In order to make a general grant, UAL must obtain stockholder approval for a new long-term equity incentive plan because 97.5% of the shares available under the MEIP were awarded as part of the Company’s emergence from bankruptcy protection. Given that equity incentive awards are an important means of attracting and retaining talented executives, aligning management and stockholder interests and driving performance, UAL expects to seek stockholder approval for such a plan at some point in the future.

–                    Retirement benefits.   Upon retirement, as defined in the narrative following the Summary Compensation Table, all outstanding MEIP awards vest and become immediately exercisable in full and will remain exercisable in full until the expiration date of the awards. Since Mr. McDonald and Ms. Fields are each retirement eligible for purposes of the MEIP, all awards granted to these officers under the MEIP were effectively vested upon grant, and so the amounts shown for these officers in the Summary Compensation Table reflect the full grant date fair value for their awards, as required under applicable accounting rules. The other named executive officers are not currently retirement eligible, and so their awards were not effectively vested upon grant. Applicable accounting rules only require recognition of a portion of the grant date fair value of the awards to these officers as a 2006 expense. The amounts of the MEIP awards to these officers, as shown in the Summary Compensation Table, reflect the portion of their awards required to be recognized as an expense in 2006.

The full grant date fair value of each grant to each named executive officer is shown in the Grants of Plan-Based Awards Table.

•       Recoupment of earned awards.   In the event that the financial results of UAL are restated as a result of misconduct, UAL would require, in compliance with the Sarbanes-Oxley Act, the chief executive officer and the chief financial officer to reimburse UAL for any incentive-based or equity-based compensation and any profits from the sale of securities of UAL received during the 12-month period following the date the financial statements that were subject to restatement were issued.

•       Perquisites.   The Company’s named executive officers receive a modest level of perquisites that we believe fall within observed competitive practices for companies of similar size. Perquisites vary slightly among the named executive officers and include the following:

–                    Each named executive officer receives the right to unlimited first class air travel aboard United Airlines, United Express and Ted (a low-cost leisure airline operated by United) flights at no cost to the executive. Any costs associated with this perquisite (including taxes) are covered by the Company as part of the arrangement. The Company believes that this perquisite allows the executives to interact with the Company’s customers and employees and experience the Company’s products and services firsthand, thereby providing substantial value to the executives at minimal cost to the Company.

–                    To help maintain the good health of the named executive officers, the Company reimburses each named executive officer for the cost of an annual medical examination. In addition, to provide a measure of financial security to the named executive officers and their families in a cost-effective manner, the Company pays for supplemental life insurance of up to three times each named executive officer’s annual salary.

–                    Each of the named executive officers receives an annual allowance of $7,000 in their first year as an executive officer and $4,000 in each subsequent year for reimbursement of professional financial management services costs. Any unused funds are accumulated and may be used in the future. The Company believes that this perquisite improves the named executive officers’ ability to focus their attention on the Company’s business.

–                    Messrs. Tilton and McDonald were also reimbursed for certain attorneys’ fees, primarily in connection with the negotiation of their employment agreements. This benefit was negotiated as part of their recent employment agreements.

–                    Mr. Tilton has access to an automobile and driver, both for commuting and traveling on Company business. The Company believes this benefit allows Mr. Tilton to actively work on Company business while traveling by automobile.

–                    Mr. McDonald receives a car allowance, which was negotiated as part of his recent employment agreement.

–                    Messrs. Brace and McDonald each receive reimbursement for country club dues. The Company provides this benefit to facilitate the entertainment of customers. Messrs. Brace and McDonald were receiving these reimbursements prior to the Company’s filing for bankruptcy protection on December 9, 2002.

•       Defined contribution retirement benefits.   The Company provides similar retirement benefits to all its non-union employees, including the named executive officers. The Company covers the named executive officers under defined contribution retirement plans to ensure that the officers will be able to accumulate funds necessary to provide an adequate level of retirement income.

–                    Tax-qualified 401(k) plan. The Company’s 401(k) plan is a tax-qualified retirement plan that is offered to all salaried employees of the Company, including the named executive officers. The plan permits employees to contribute a portion of their pay to the plan on a pretax basis. The 401(k) plan also provides for both a direct contribution and a matching contribution by the Company to participants’ accounts. The 401(k) plan is more fully described in the Explanation of All Other Compensation Disclosure immediately following the Summary Compensation Table.

–                    Excess 401(k) benefit cash plan.   Company matching contributions that cannot be made through the tax-qualified 401(k) plan due to Internal Revenue Code limits on contributions are made to each executive as a lump-sum cash payment. These cash payments do not benefit from the tax savings associated with the tax-qualified 401(k) plan. The Company provides this benefit so that executives are able to obtain the same rate of direct and matching contributions, as a percentage of eligible earnings, as our other employees.

•       KERP retention payments.   In the months preceding and following the Company’s filing for bankruptcy protection, the Company lost a large number of employees critical to the Company’s continuing business operations, partially as a result of active recruiting by other companies, both inside and outside the airline industry. During the bankruptcy reorganization process, which lasted for more than three years, no long-term incentive awards were granted to any employee of the Company. To encourage members of management to remain with the Company through the conclusion of the reorganization process and to provide such employees with incentives to contribute to the Company’s effort to complete the bankruptcy emergence process, the Company, with the Bankruptcy Court’s approval, established the KERP. Under the KERP, certain employees, including each of the named executive officers, were eligible to receive a payment during the reorganization process and an incentive payment for successfully directing the Company’s emergence from bankruptcy protection. The final payments under the KERP were made to the named executive officers in February 2006. As part of discussions and negotiations with the OCUC, Mr. Tilton voluntarily waived his right to payments due to him under the KERP.

•       Severance benefits.   The Company established an executive severance policy under the KERP during the bankruptcy process, with the approval of the Bankruptcy Court, as a means to improve retention. This policy has remained in place following the Company’s emergence from bankruptcy protection. The Company believes that the level of benefits provided under the policy are consistent with those of comparable companies and that they are necessary to ensure the dedication and retention of key employees. The severance policy applies to all of our named executive officers other than Mr. Tilton and Mr. McDonald, who agreed in their employment agreements to waive benefits under this policy.

–                    Mr. Brace, Mr. Tague and Ms. Fields’ severance benefits.   Severance benefits for Mr. Brace, Mr. Tague and Ms. Fields under the KERP are described in the narrative before the Other Potential Post-Employment Payments table for each of Mr. Brace, Mr. Tague and Ms. Fields.

–                    Mr. Tilton’s severance benefits.   Mr. Tilton’s severance benefits, which were amended in certain respects in connection with the renegotiation of Mr. Tilton’s employment agreement in 2006, are more fully described below in the narrative before the Other Potential Post-Employment Payments table for Mr. Tilton. The severance benefits in Mr. Tilton’s employment agreement were initially established prior to the date the Company filed for bankruptcy protection. Severance benefits similar to those provided to Mr. Tilton were customary in the market at that time and were designed in part to persuade Mr. Tilton to leave his previous position with ChevronTexaco to join the Company. The Subcommittee determined that the amended severance benefits, both as to amount and as to the triggering events, were consistent with those of comparable executives at comparable companies.

–                    Mr. McDonald’s severance benefits.   Mr. McDonald’s employment agreement provides certain severance benefits that are more fully described below in the narrative before the Other Potential Post-Employment Payments table for Mr. McDonald. The Company provided these severance benefits to Mr. McDonald primarily to ensure that Mr. McDonald would not leave his position at the Company to accept the competitive offer he had received for a similar position at a non-passenger airline. The Subcommittee also determined that the benefits, both as to amount and as to the triggering events, are consistent with those of comparable executives at comparable companies.

•       Employment agreements.

–                    Mr. Tilton’s employment agreement.   In September 2002, before the Company filed for bankruptcy protection, the Company entered into an employment agreement with Mr. Tilton, customary for chief executive officers of comparable companies at the time and, in part, to persuade him to leave his previous position with Chevron Texaco to join the Company. Mr. Tilton’s employment agreement has since been amended on several occasions, most recently on September 29, 2006. For a more detailed description of Mr. Tilton’s employment agreement, see the Summary Compensation Table and the accompanying narrative disclosure.

–                    Mr. McDonald’s employment agreement.   On September 29, 2006, the Company entered into an employment agreement with Mr. McDonald. Mr. McDonald’s agreement followed his receipt of a competitive offer for a similar position with a non-passenger airline company. For a more detailed description of Mr. McDonald’s employment agreement, see the Summary Compensation Table and the accompanying narrative disclosure.

–                    Other named executive officers.   The Company has not entered into an employment agreement with any of our other named executive officers.

•       Other compensation items.   The following benefits were provided to certain of our named executive officers:

–                    Pre-bankruptcy benefits.   The Company’s reduction in retiree medical benefits (for all current and retired employees) and termination of non-qualified pension plans (covering certain pilot and management employees) pursuant to the Plan of Reorganization resulted in affected individuals receiving an unsecured claim against the Company which was settled upon the Company’s emergence from bankruptcy protection. These individuals, including Mr. McDonald, Mr. Brace and Ms. Fields, received the proceeds of shares allocated to a class of unsecured creditors in proportion to the value of the future benefits lost.

Largely in recognition that our U.S.-based employee groups agreed to the termination and replacement of their tax-qualified defined benefit pension plans pursuant to the Plan of Reorganization, UAL agreed to provide these employee groups with over $726 million in proceeds from the issuance of convertible notes. Our executive officers (other than Messrs. Tilton and Tague) participated in this distribution on the same basis as all other management employees.

–                    Mr. McDonald’s irrevocable trust.   In connection with the negotiation of Mr. McDonald’s employment agreement, Mr. McDonald agreed to forfeit certain of the long-term incentive compensation awards he received when the Company emerged from bankruptcy in exchange for the Company’s creation of an irrevocable trust for his benefit to which the Company made a cash contribution, which is described below under “Narrative to the Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Agreement with Mr. McDonald—Retention payment.” Mr. McDonald’s interest in the trust will vest, subject to his continued employment with the Company, over a three-year period. In the absence of the trust, any long-term incentive awards received by Mr. McDonald under the MEIP would have immediately vested upon any termination of his employment with the Company because Mr. McDonald’s age and service with the Company entitle him to the retirement benefits described above under “—Long-term incentive compensation—Retirement benefits.”

UAL Human Resources Subcommittee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted,
W. James Farrell, Chairman Richard J. Almeida James J. O’Connor David J. Vitale John H. Walker

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)[4]	All Other Compensation ($)[5]	Total ($)
Tilton, Glenn	2006	$687,083	$0	$11,694,640	$10,377,847	$839,028	$210,959	$23,809,557
Chairman, President & Chief Executive Officer
Brace, Frederic	2006	$501,000	$0	$4,677,856	$4,153,664	$654,872	$386,988	$10,374,380
Executive Vice President & Chief Financial Officer
McDonald, Peter	2006	$542,125	$0	$3,222,040	$5,385,092	$678,600	$3,381,173	$13,209,030
Executive Vice President & Chief Operating Officer
Tague, John	2006	$501,000	$0	$4,677,856	$4,153,664	$698,122	$88,141	$10,118,783
Executive Vice President & Chief Revenue Officer
Fields, Sara	2006	$325,933	$0	$4,027,550	$3,311,160	$359,073	$448,413	$8,472,129
Senior Vice President Office of the Chairman

1 The Company did not pay any discretionary bonuses to the named executive officers in 2006.

2 Amounts disclosed in the Stock Awards column relate to grants of restricted stock made under UAL’s 2006 Management Equity Incentive Plan (“MEIP”). With respect to each restricted stock grant, the amounts disclosed generally reflect the compensation cost that the Company recognized for financial accounting purposes in 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”). Generally, FAS 123R requires the full grant-date fair value of a restricted stock award to be amortized and recognized as compensation cost over the service period that relates to the award. However, in the case of a restricted stock grant which vests upon retirement (which is the case for the restricted stock grants made to each of the Company’s named executive officers), the entire unamortized compensation cost must be recognized in the year the grant recipient becomes retirement eligible. Mr. McDonald and Ms. Fields are considered “retirement eligible” under the 2006 restricted stock grants; therefore, the recognized 2006 compensation cost for such grants was equal to the restricted stock grants’ full grant-date fair value. Grant-date fair value of the restricted stock awards was determined by multiplying the number of restricted shares awarded by the volume weighted average price of a share of UAL’s stock on the date of grant.

3 Amounts disclosed in the Option Awards column relate to grants of stock options made under the MEIP. With respect to each stock option grant, the amounts disclosed generally reflect the compensation cost that the Company recognized for financial accounting purposes in 2006 in accordance with FAS 123R. Generally, FAS 123R requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award. However, in the case of a stock option grant which vests upon retirement (which is the case for the stock option grants made to each of the Company’s named executive officers), the entire unamortized compensation cost must be recognized in the year the grant recipient becomes retirement eligible. Mr. McDonald and Ms. Fields are considered “retirement eligible” under the 2006 stock option grants; therefore, the recognized 2006 compensation cost for such grants was equal to the stock option grants’ full grant-date fair value. Grant-date fair value was determined using a generally accepted option valuation methodology referred to as the Black-Scholes Option Pricing Model. The assumptions used in calculating the grant-date fair value of each stock option award are disclosed in footnotes to UAL’s finanical statements that are set forth in UAL’s 2006 Annual Report on Form 10-K.

4 Amounts disclosed in the Non-Equity Incentive Plan Compensation column represent the aggregate amounts earned in 2006 under UAL’s 2006 Success Sharing Program, Key Employee Retention Program, and the Profit Sharing Program, respectively. Mr. Tilton voluntarily waived his rights to a payment under the KERP which was otherwise due him in 2006.

5 See following table titled “Explanation of All Other Compensation Disclosure” for details regarding amounts disclosed in All Other Compensation column.

Explanation of All Other Compensation Disclosure

			Life
		Proceeds	Insurance			Payment
Name and		from	Premiums	401k	401k	of
Principal		Convertible	Paid by	Company	Excess	SERP	Irrevocable		Tax
Position	Year	Notes[1]	Registrant[2]	Contributions	Cash[3]	Claim[4]	Trust[5]	Perquisites[6]	Gross-Up7	Total
Tilton, Glenn	2006	$ 0	$ 9,931	$ 22,225	$ 95,670	$ 0	$ 0	$ 66,290	$ 16,843	$ 210,959
Chairman, President & Chief Executive Officer
Brace, Frederic	2006	$ 204,579	$ 3,357	$ 29,000	$ 58,616	$ 44,913	$ 0	$ 13,356	$ 33,167	$ 386,988
Executive Vice President & Chief Financial Officer
McDonald, Peter	2006	$ 409,598	$ 5,746	$ 29,000	$ 70,358	$ 108,792	$ 2,600,000	$ 98,470	$ 59,209	$ 3,381,173
Executive Vice President & Chief Operating Officer
Tague, John	2006	$ 0	$ 2,051	$ 20,313	$ 52,336	$ 0	$ 0	N/A	$ 13,441	$ 88,141
Executive Vice President & Chief Revenue Officer
Fields, Sara	2006	$ 214,521	$ 8,469	$ 29,000	$ 27,768	$ 160,400	$ 0	N/A	$ 8,255	$ 448,413
Senior Vice President Office of the Chairman

1 Represents cash paid to the applicable named executive officers from the proceeds of UAL’s sale of convertible notes, which was intended to partially offset the loss of the named executive officer’s retirement benefits due to the Company’s termination of its pension plans while operating under bankruptcy protection. The sale of the convertible notes and the use of its proceeds were part of UAL’s Plan of Reorganization which was approved by the Bankruptcy Court.

2 Represents the payment of supplemental life insurance premiums on the named executive officers’ behalf.

3 Represents the payment of Company direct and matching contributions that would have been made to the Company’s 401(k) plan on behalf of the named executive officer in the absence of contribution limits imposed under the Internal Revenue Code.

4 Represents the payment by the Company to Messrs. McDonald and Brace and Ms. Field, in their capacity as unsecured creditors, with respect to claims arising out of cancellation of the SERP. This payment is fully explained in the Compensation Discussion and Analysis.

5 As further disclosed in the Nonqualified Deferred Compensation Table and related narrative, this amount reflects Company contributions to an irrevocable trust under which Mr. McDonald is the sole beneficiary. The contributions were made in exchange for Mr. McDonald’s forfeiture of certain equity grants, which is more fully explained in the Compensation Discussion and Analysis.

6 Mr. Tilton was provided the following perquisites during 2006: use of Company car and driver, unlimited air travel aboard United Airlines and certain other flights, and reimbursement for financial management advisory service. The incremental cost to the Company relating to Mr. Tilton’s personal use of the Company car and driver was $40,196. This incremental cost was determined in accordance with the following methodology: the sum of the cost of fuel related to Mr. Tilton’s non-business use of the Company car and the additional costs related to Mr. Tilton’s use of a driver for non-business travel. Mr. Brace was provided with unlimited air travel aboard United Airlines and certain other flights and reimbursement for country club dues during 2006. Mr. McDonald was provided the following perquisites during 2006: car allowance, unlimited air travel aboard United Airlines and certain other flights, reimbursement for country club dues, reimbursement for legal expenses incurred in the negotiation of his employment agreement in the amount of $82,056, and reimbursement for financial management services.

7 Represents taxes paid on behalf of all named executive officers with regards to unlimited air travel on United Airlines and certain other flights, taxes paid for Mr. Tilton’s use of a Company car, and taxes paid for Mr. McDonald’s car allowance and legal expenses.

Grants of Plan-Based Awards Table

						All Other	All Other
						Stock	Options	Exercise	Closing	Grant Date
						Awards:	Awards:	or Base	Price on	Fair Value
		Date of				Number of	Number of	Price of	the	of Stock
		Comp.	Estimated Possible Payouts Under			Shares of	Securities	Option	Date of	and
	Grant Date	Comm.	Non-Equity Incentive Plan Awards [1]			Stock or	Underlying	Awards	Option	Option
Name	Total	Action	Threshold ($)	Target ($)	Maximum ($)	Units (#) [2]	Options (#) [3]	($/SH) [4]	Grant	Awards
Tilton, Glenn	2/2/2006	1/10/2006				545,000	0	0	N/A	$20,137,750
Chairman, President &	2/15/2006	1/10/2006				0	274,000	$34.18	$36.53	$6,028,000
Chief Executive Officer	2/23/2006	1/10/2006				0	274,000	$35.91	$36.14	$5,912,920
	3/2/2006	1/10/2006				0	274,000	$35.65	$36.07	$5,929,360
	First Quarter		$75,703	$151,406	$151,406
	Second Quarter		$75,703	$151,406	$151,406
	Third Quarter		$85,886	$171,771	$171,771
	Fourth Quarter		$106,250	$212,500	$212,500
	Annual		$0	$0	$687,083
	Total [5]		$343,542	$687,083	$1,374,166
Brace, Frederic	2/2/2006	1/10/2006				218,000	0	0	N/A	$8,055,100
Executive Vice	2/15/2006	1/10/2006				0	109,666	$34.18	$36.53	$2,412,652
President & Chief	2/23/2006	1/10/2006				0	109,667	$35.91	$36.14	$2,366,614
Financial Officer	3/2/2006	1/10/2006				0	109,667	$35.65	$36.07	$2,373,194
	First Quarter		$42,831	$85,662	$85,662
	Second Quarter		$42,831	$85,662	$85,662
	Third Quarter		$43,838	$87,676	$87,676
	Fourth Quarter		$45,850	$91,700	$91,700
	Annual		$0	$0	$350,700
	Total [5]		$175,350	$350,700	$701,400
McDonald, Peter	2/2/2006	1/10/2006				218,000	0	0	N/A	$8,055,100
Executive Vice	2/15/2006	1/10/2006				0	109,666	$34.18	$36.53	$2,274,473
President & Chief	2/23/2006	1/10/2006				0	109,667	$35.91	$36.14	$2,225,143
Operating Officer	3/2/2006	1/10/2006				0	109,667	$35.65	$36.07	$2,231,723
	First Quarter		$42,831	$85,662	$85,662
	Second Quarter		$42,831	$85,662	$85,662
	Third Quarter		$42,831	$85,662	$85,662
	Fourth Quarter		$61,250	$122,500	$122,500
	Annual		$0	$0	$379,486
	Total [5]		$189,743	$379,486	$758,972
Tague, John	2/2/2006	1/10/2006				218,000	0	0	N/A	$8,055,100
Executive Vice	2/15/2006	1/10/2006				0	109,666	$34.18	$36.53	$2,412,652
President & Chief	2/23/2006	1/10/2006				0	109,667	$35.91	$36.14	$2,366,614
Revenue Officer	3/2/2006	1/10/2006				0	109,667	$35.65	$36.07	$2,373,194
	First Quarter		$42,831	$85,662	$85,662
	Second Quarter		$42,831	$85,662	$85,662
	Third Quarter		$43,838	$87,676	$87,676
	Fourth Quarter		$45,850	$91,700	$91,700
	Annual		$0	$0	$350,700
	Total [5]		$175,350	$350,700	$701,400
Fields, Sara	2/2/2006	1/10/2006				109,000	0	0	N/A	$4,027,550
Senior Vice President	2/15/2006	1/10/2006				0	54,666	$34.18	$36.53	$1,119,560
Office of the Chairman	2/23/2006	1/10/2006				0	54,667	$35.91	$36.14	$1,093,887
	3/2/2006	1/10/2006				0	54,667	$35.65	$36.07	$1,097,713
	First Quarter		$22,028	$44,056	$44,056
	Second Quarter		$22,028	$44,056	$44,056
	Third Quarter		$22,408	$44,816	$44,816
	Fourth Quarter		$23,169	$46,338	$46,338
	Annual		$0	$0	$179,266
	Total [5]		$89,633	$179,266	$358,532

1 Amounts disclosed represent target, threshold and maximum possible payouts under UAL’s Success Sharing Plan (“SSP”) for each quarterly performance period during 2006 and the maximum possible payouts under the SSP for the 2006 annual performance period. As explained in the Compensation Discussion and Analysis, UAL’s maintains another non-equity incentive plan referred to as the Profit Sharing Plan. The Profit Sharing Plan contains no threshold or maximum payout amounts. Rather, payout amounts relate solely to the level of the Company’s pre-tax earnings (no payouts occur if pre-tax earnings are less than $10 million). Due to the structure of the Profit Sharing Plan, the SEC disclosure rules do not require any disclosure relating to estimated payout levels under the Profit Sharing Plan in the Grants of Plan-Based Awards table. Amounts paid to the named executive officers under the Profit Sharing Plan are reflected in the “Non-equity Incentive Plan Compensation” column to the Summary Compensation Table.

2 Represents restricted stock awards made under the MEIP. As fully explained in the Compensation Discussion and Analysis, Mr. McDonald forfeited certain stock option awards and restricted stock awards in exchange for an employment agreement and a retention bonus. The amount shown for Mr. McDonald includes Mr. McDonald’s forfeited restricted stock awards.

3 Represents stock option awards made under the MEIP. As fully explained in the Compensation Discussion and Analysis, Mr. McDonald forfeited certain stock option awards and restricted stock awards in exchange for an employment agreement and a retention bonus. The amount shown for Mr. McDonald includes Mr. McDonald’s forfeited stock option awards.

4 On January 10, 2006, the Subcommittee decided to grant stock options to the named executive officers on three separate grant dates: February 15, February 23 and March 2, 2006. Also on January 10, 2006, the Subcommittee decided that the exercise price of these option grants would be based on the volume weighted average price of a share of UAL’s common stock over the five business days prior to the relevant grant date. The reasons the Subcommittee chose this method for determining the exercise price is discussed in the Compensation Discussion and Analysis.

5 Amounts disclosed represent the aggregate estimated possible payouts under the SSP at threshold, target and maximum for all performance periods (e.g., all four quarterly performance periods and the annual performance period).

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a description of material factors necessary to understand the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table. This description is intended to supplement the information discussed in the Compensation Discussion and Analysis.

Total 2006 Compensation

Given the various forms of compensation that currently exist and the numerous ways in which compensation may be earned, valued and paid out, the rules for reporting compensation in the Summary Compensation Table require different methods of reporting depending on the form of compensation. For example, base salaries and non-equity incentive awards are reported for the fiscal year in which they are earned, but in the case of restricted stock and stock options, the amount reported for a particular fiscal year is determined based on the amount recognized as an accounting expense with respect to that year. Under the applicable accounting rules, the expense for equity-based compensation is amortized over the vesting period, and therefore, in many cases, a portion of the award must be expensed before it has vested. Therefore, the amount reported as total compensation for a particular fiscal year may be different from the amount actually earned by or available to the named executive officer in that year.

In making determinations about 2006 compensation, the Committee considered a variety of factors, including the value of the compensation our named executive officers could earn during fiscal year 2006. The following table sets forth the amounts that were earned by each of our named executive officers during 2006. This table is identical to the Summary Compensation Table on page 36, except in the following respects.

•       In the case of restricted stock and stock options, amounts included in the table below take into account only the portions of these awards that vested during 2006, rather than the entire amount recognized as an accounting expense for 2006.

•       The retention payment that the Company contributed to an irrevocable trust on behalf of Mr. McDonald pursuant to his employment agreement, as well as the 2006 earnings on that amount, are not included in the table below. Mr. McDonald’s interest in the trust was unvested as of December 31, 2006 and is subject to vesting over a three-year period.

Modified Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)[4]	All Other Compensation ($)[5]	Total ($)
Tilton, Glenn	2006	$687,083	$0	$4,027,550	$3,574,056	$839,028	$210,959	$9,338,676
Chairman, President &
Chief Executive Officer
Brace, Frederic	2006	$501,000	$0	$1,611,020	$1,430,492	$654,872	$386,988	$4,584,372
Executive Vice President &
Chief Financial Officer
McDonald, Peter	2006	$542,125	$0	$1,611,020	$1,346,268	$678,600	$781,173	$4,959,186
Executive Vice President &
Chief Operating Officer
Tague, John	2006	$501,000	$0	$1,611,020	$1,430,492	$698,122	$88,141	$4,328,775
Executive Vice President &
Chief Revenue Officer
Fields, Sara	2006	$325,933	$0	$805,510	$662,232	$359,073	$448,413	$2,601,161
Senior Vice President
Office of the Chairman

1 The Company did not pay any discretionary bonuses to the named executive officers in 2006.

2 Amounts disclosed in the Stock Awards column relate to grants of restricted stock made under UAL’s 2006 Management Equity Incentive Plan (“MEIP”). In contrast to the Summary Compensation Table on page 130, in which the amounts disclosed generally reflect the compensation cost that UAL recognized for financial accounting purposes in 2006 in accordance with FAS 123R, the amounts disclosed in this table represent the grant date fair value of restricted stock awards that vested in 2006, but do not reflect an amount (if any) realized upon sale of the stock. Grant-date fair value of the restricted stock awards was determined by multiplying the number of restricted shares awarded by the volume weighted average price of a share of UAL’s stock on the date of grant.

3 Amounts disclosed in the Option Awards column relate to grants of stock options made under the MEIP. In contrast to the Summary Compensation Table on page 130, in which the amounts disclosed generally reflect the compensation cost that the Company recognized for financial accounting purposes in 2006 in accordance with FAS 123R, the amounts disclosed in this table represent the grant date fair value of stock option awards that vested and became fully exercisable during 2006, but does not reflect an amount (if any) realized upon exercise of the stock options or sale of the underlying stock. In order to realize gain upon exercise of these stock options equal to the amounts set forth in this column, the executives would need to exercise them at a stock price of approximately $57 a share. Grant-date fair value was determined using a generally accepted option valuation methodology referred to as the Black-Scholes Option Pricing Model. The assumptions used in calculating the grant-date fair value of each stock option award are disclosed in footnotes to UAL’s financial statements that are set forth in UAL’s 2006 Annual Report on Form 10-K.

4 Amounts disclosed in the Non-Equity Incentive Plan Compensation column represent the aggregate amounts earned in 2006 under UAL’s 2006 Success Sharing Program, Key Employee Retention Program, and the Profit Sharing Program, respectively. Mr. Tilton voluntarily waived his rights to a payment under the KERP which was otherwise due him in 2006.

5 Please refer to the table titled “Explanation of All Other Compensation Disclosure” for details regarding amounts disclosed in All Other Compensation column. In contrast to the amount shown in the “Summary Compensation Table” on page 36, the amount shown above for Mr. McDonald does not include the retention payment made to the irrevocable trust or earnings on that amount, which were unvested in 2006.

Employment Agreements

As a general policy, the Company does not enter into employment agreements with its executive officers or other employees. However, the Company has entered into employment agreements with Mr. Tilton and Mr. McDonald.

Agreement with Mr. Tilton

To induce Mr. Tilton to become UAL’s and the Company’s chief executive officer, UAL, the Company and Mr. Tilton entered into an employment agreement on September 5, 2002. Mr. Tilton’s agreement has been amended on several occasions, most recently on September 29, 2006 under which the term of the agreement was extended to September 1, 2011. The following description of Mr. Tilton’s employment agreement reflects the material terms of the agreement which were in effect during fiscal year 2006.

•       Annual base salary. At the time the agreement was entered into with Mr. Tilton, Mr. Tilton’s annual base salary was set at $950,000. After the Company entered bankruptcy, the base salaries of all executive officers, including Mr. Tilton’s, were reduced several times. As a result of these reductions, at the beginning of fiscal year 2006, Mr. Tilton’s annual base salary was approximately $606,000. Under the September 29, 2006 amendment to Mr. Tilton’s agreement, his base salary was increased to $850,000 effective September 1, 2006. The Committee annually reviews Mr. Tilton’s base salary and will consider salary adjustments as it deems appropriate.

•       Stock option grant. In 2002, Mr. Tilton received options to purchase 650,000 shares of UAL common stock. These options were never exercised by Mr. Tilton and were cancelled upon the Company’s emergence from bankruptcy protection.

•       Restricted stock grant. In 2002, Mr. Tilton received 100,000 restricted shares of UAL common stock. Upon the Company’s emergence from bankruptcy protection, these shares were cancelled without payment.

•       Annual bonus. Mr. Tilton is entitled to participate in the Company’s Performance Incentive Plan or other annual bonus plan approved by the Board of Directors. For fiscal year 2006, this meant that Mr. Tilton was covered under the UAL’s Success Sharing Plan. The agreement further provides that Mr. Tilton’s annual bonus target opportunity will be equal to 100% of annual base salary and a maximum bonus opportunity equal to 200% of annual base salary.

•       Long-term incentive plans. Mr. Tilton is entitled to participate in all long-term incentive plans which cover senior executives of the Company. For fiscal year 2006, this meant that Mr. Tilton was covered under the MEIP, under which he was granted stock options and restricted stock that are reflected in the Summary Compensation Table and the Grants of Plan-Based Awards table.

•       Other benefit arrangements. Mr. Tilton is entitled to participate in all employee benefit plans, practices, and programs maintained by the Company and made available to its senior executives. For fiscal year 2006, this meant that Mr. Tilton participated in or was provided the following: (i) certain health and welfare arrangements which are also provided to all salaried employees of the Company; (ii) 401(k) plan and excess 401(k) cash benefit plan (Company contributions to the 401(k) plan and payments of excess 401(k) cash benefits are reflected in amounts disclosed in the “All Other Compensation” column and in the footnote to the column); (iii) certain perquisites and supplemental life insurance benefits (which are identified in a footnote to the foregoing referenced column); and (iv) paid vacation benefits consistent with the Company policy for all its senior executives.

•       Severance benefits. Mr. Tilton is entitled to certain benefits upon qualifying terminations of employment. The extent and nature of these benefits are identified and quantified in the narrative disclosure below entitled “Other Potential Post-Employment Payments.”

•       Restrictive Covenants. Mr. Tilton’s employment agreement contains restrictive covenants that apply following termination of his employment with the Company and are described under the narrative disclosure below entitled “Other Post-Employment Payments.”

Agreement with Mr. McDonald

To induce Mr. McDonald to remain with UAL and the Company after his receipt of a competitive offer of employment, UAL, the Company and Mr. McDonald entered into an employment agreement on

September 29, 2006. The term of the agreement expires on October 1, 2010. The following description of Mr. McDonald’s employment agreement reflects the material terms of the agreement which were in effect during the fiscal year.

•       Annual base salary. Under the agreement, Mr. McDonald’s annual base salary was set at $700,000 effective as of October 1, 2006. The Committee annually reviews Mr. McDonald’s base salary and will consider salary adjustments as it deems appropriate.

•       Annual bonus. Under the agreement, Mr. McDonald is entitled to participate under the applicable annual bonus plan approved by the Committee. For fiscal year 2006, this meant that Mr. McDonald was covered under the Success Sharing Plan. The agreement further provides that Mr. McDonald’s annual bonus target opportunity under the Success Sharing Plan will be equal to 70% of his annual base salary for fiscal year 2006 and will be equal to no less than 85% of his then current annual base salary for any future fiscal year. However, with respect to fiscal year 2007, Mr. McDonald will be entitled to be paid an annual cash bonus of no less than $425,000, provided that he remains employed by the Company through the end of that fiscal year.

•       Long-term incentive plans. Beginning in 2008, Mr. McDonald is entitled to participate in all long-term incentive plans which cover senior executives of the Company.

•       Cancellation of previously awarded stock options and restricted stock. Mr. McDonald agreed that (i) all shares of restricted stock that were granted to Mr. McDonald on February 2, 2006, other than those shares that vested on August 1, 2006, and those shares that vested on February 1, 2007, will cease to vest and be forfeited, and (ii) all stock options that were granted to Mr. McDonald in February 2006 and that are currently scheduled to vest on February 1, 2008 will terminate and be forfeited.

•       Retention payment. In consideration for the above-referenced cancellation of previously awarded stock options and restricted stock, Mr. McDonald’s agreement to be bound by certain restrictive covenants and as an inducement to enter into an employment agreement with the Company, Mr. McDonald became eligible to receive a retention payment (“Retention Payment”) in an amount equal to $2.6 million. The Company funded the Retention Payment by making a $2.6 million contribution to an irrevocable trust (“Trust”) under which Mr. McDonald (or his estate) is the sole beneficiary. Mr. McDonald’s rights with respect to the assets of the Trust and the timing of distributions from the Trust to Mr. McDonald are described below. The Company’s obligation to make the Retention Payment to Mr. McDonald was fully discharged upon the Company’s contribution to the Trust.

Mr. McDonald’s rights with respect to the assets of the Trust vest over a three-year period in accordance with the following schedule: (i) on February 1, 2008, Mr. McDonald’s rights with respect to one-third of the assets held by the Trust become vested; (ii) on February 1, 2009, Mr. McDonald’s rights with respect to one-half of the assets then held by the Trust become vested; and (iii) on February 1, 2010, Mr. McDonald’s rights with respect to 100% of the assets then held by the Trust become vested. Generally, in order for Mr. McDonald to become vested in accordance with the foregoing schedule, he must remain actively employed by the Company through each vesting date. However, if Mr. McDonald’s employment with the Company is involuntarily terminated for any reason other than for cause, including as a result of Mr. McDonald’s death or disability or if Mr. McDonald resigns for good reason, as defined under the agreement, Mr. McDonald’s rights with respect to all assets then held in the Trust become immediately vested as of the date Mr. McDonald or his estate submits to the Company an executed release of claims. If Mr. McDonald is involuntarily terminated for cause or if Mr. McDonald resigns without good reason, Mr. McDonald’s rights with respect to all unvested assets then held by the Trust will immediately terminate and Mr. McDonald will be entitled to no further payment or benefits with respect to the unvested portion of the assets of the Trust.

Within 30 days from the date Mr. McDonald becomes vested with respect to any portion of the Trust assets, such vested portion of Trust assets will be distributed to Mr. McDonald.

The Company will make a special payment to Mr. McDonald that is intended to cover any income and employment tax liability that Mr. McDonald incurs upon the vesting of any portion of the Trust assets and any income and employment tax liability that Mr. McDonald incurs as a result of the special payment.

Mr. McDonald’s rights with respect to all earnings on Trust assets are fully vested at all times and are distributed to Mr. McDonald quarterly. Mr. McDonald is responsible for the payment of any taxes that arise due to his receipt of Trust earnings.

•       Other benefit arrangements. Under the agreement, Mr. McDonald is entitled to participate in all employee benefit plans, practices, and programs maintained by the Company and made available to its senior executives. For fiscal year 2006, this meant that Mr. McDonald participated in or was provided the following: (i) certain health and welfare arrangements which were also provided to all salaried employees of the Company; (ii) 401(k) plan and excess 401(k) cash benefit plan (Company contributions to the 401(k) plan and payments of excess 401(k) cash benefits are reflected in amounts disclosed in the “All Other Compensation” column and in the footnote to the column ); (iii) certain perquisites and supplemental life insurance benefits (which are identified in a footnote to the foregoing referenced column); (iv) paid vacation benefits consistent with the Company policy for all its senior executives; and (v) an automobile allowance of $1,125 per month (which is identified in footnote to the foregoing referenced column).

•       Severance benefits. Under the agreement, Mr. McDonald is entitled to certain benefits upon qualifying terminations of employment. The extent and nature of these benefits are identified and quantified in the narrative disclosure entitled “Other Potential Post-Employment Payments.”

•       Restrictive Covenants. Mr. McDonald’s employment agreement contains restrictive covenants that apply following termination of his employment with the Company and are described below under the narrative disclosure entitled “Other Post-Employment Payments.”

Short-Term Incentive Awards

Success Sharing Plan

UAL maintains an annual incentive program referred to as the Success Sharing Plan, which covers each named executive officer as well as virtually all other employees of the Company. As described in the Compensation Discussion and Analysis, the Success Sharing Plan provides eligible employees, including the named executive officers, the opportunity to earn short-term incentive awards based upon the achievement of certain predefined performance goals. The Success Sharing Plan for 2006 included three quarterly performance measures applicable for each of four quarters and one annual financial measure. Quarterly and annual performance goals under the Success Sharing Plan are described in the Compensation Discussion and Analysis. Each named executive officer’s incentive award opportunities are disclosed in the Grants of Plan-Based Awards table.

•       Quarterly incentive awards. Prior to the beginning of the fiscal year, the Subcommittee set the specific performance measures and performance goals for 2006, which would be applicable to the named executive officers as well as all other employees covered under the Success Sharing Plan. For each quarterly performance period, the Subcommittee set three performance measures (e.g., customer satisfaction, reliability, and cost per available seat mile). The Subcommittee set two performance goals for each quarterly performance measure, a “threshold” performance goal and a higher “target” performance goal, as well as the amount of the quarterly incentive award opportunity which would be paid for attainment of each specified performance goal.

Each quarterly performance period was evaluated independent of the other quarterly performance periods and independent of the annual performance period. If the “threshold” performance goal was not met for a particular quarterly performance measure, then employees were not entitled to a quarterly incentive award with respect to that performance measure. If UAL’s performance for a quarterly performance measure fell between the “threshold” and “target” performance goals, employees were entitled to a pro-rated quarterly incentive award.

•       Annual incentive awards. For the annual performance period, the Subcommittee set one performance measure (e.g., EBITDAR). The Subcommittee set two performance goals for the annual performance period, a “target” performance goal and a higher “maximum” performance goal, as well as the amount of the award opportunity which would be paid for attainment of each specified performance goal. For employees to be eligible for an annual incentive award, UAL had to exceed the target performance goal. Employees were entitled to the full amount of their annual incentive award only if UAL reached the “maximum” level of performance.

•       Individual Performance. Annual incentive payments under the Success Sharing Plan may be increased or decreased based on individual performance.

•       Payment of incentive awards. Payment of an incentive award is made as soon as practicable following UAL’s determination whether and to what extent performance goals have been satisfied for the applicable performance period. Generally, in order to be entitled to receive an incentive award payment, an employee must be employed during the applicable performance period and until the date of payment.

Employees were eligible to receive up to five incentive awards in 2006: four quarterly incentive awards and one annual incentive award. If UAL achieved or exceeded the “threshold” performance goal for at least one performance measure in each quarter, all employees would be entitled to receive quarterly incentive payments. If UAL exceeded the “target” performance goal for the annual performance period, all employees would be entitled to receive the annual incentive award.

If UAL met all quarterly performance target goals and the annual maximum performance goal, employees would have been entitled to receive 200% of their target incentive award opportunity. For 2006, the Subcommittee set the following target incentive award opportunities for the named executive officers:

–       Mr. Tilton’s target incentive award opportunity is equal to 100% of base salary;

–       The target incentive award opportunity for Messrs. Brace, McDonald and Tague is equal to 70% of base salary; and

–       Ms. Field’s target incentive award opportunity is equal to 55% of base salary.

The incentive award actually earned by each named executive officer for 2006 is disclosed in the Compensation Discussion and Analysis and in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

The Company paid the 2006 fourth quarter performance award during the first quarter of 2007 and expects to pay the 2006 annual incentive award during the second quarter of 2007.

Profit Sharing Program

UAL maintains another annual incentive award plan referred to as the Profit Sharing Program, which covers all U.S.-based employees including the named executive officers. Under the Profit Sharing Plan, 7.5% of UAL’s 2006 annual pre-tax earnings were distributed to eligible employees who had been with the Company for at least one year. While distributions are based on all of UAL’s earnings, UAL must first reach a threshold of $10 million in earnings before there can be any distribution under the profit sharing plan. Distributions will be made during the second quarter of 2007 to eligible employees, including each named executive officer, in proportion to their base salaries.

The profit sharing distributions actually earned by each named executive officer for 2006 is disclosed in the Compensation Discussion and Analysis and in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. For purposes of that disclosure, the amount of each named executive officer’s profit sharing distribution for 2006 is aggregated with amounts the named executive officer has earned under the Success Sharing Plan and the KERP for 2006.

Long-Term Incentive Awards

2006 MEIP

UAL maintains the 2006 MEIP under which it may grant to the named executive officers, as well as other eligible employees, incentive and non-qualified stock options, restricted stock, stock appreciation rights, and other forms of stock based compensation.

For 2006, the Subcommittee decided to award to the named executive officers stock options and shares of restricted stock. The number of shares of UAL common stock subject to and the value of these awards is reflected in the Grants of Plan-Based Awards table. The accounting cost associated with the restricted stock and stock option grants is reflected in the Summary Compensation Table.

•       Stock option awards. For reasons discussed in the Compensation Discussion and Analysis, on January 10, 2006 the Subcommittee decided to grant to each named executive officer options to purchase shares of UAL common stock in three equal tranches on February 15, February 23, and March 2, 2006. Other than the exercise price, each tranche contained the same principal terms and conditions which are described below.

–       Exercise price. On January 10, 2006, the Subcommittee decided that the exercise price of these option grants would be based on the volume weighted average price of a share of UAL common stock over the five business days prior to the relevant grant date. The reasons the Subcommittee chose this method for determining the exercise price is discussed in the Compensation Discussion and Analysis.

–       Vesting. Each stock option award vests with respect to 20% of the shares subject to the award on each of the following dates: August 1, 2006; February 1, 2007; February 1, 2008; February 1, 2009; and February 1, 2010. However, in the event of a “change of control” as defined under the MEIP or termination of employment due to death, disability, or retirement (i.e., termination after attaining age 55 and completing 10 years of service or termination after attaining age 65), all outstanding stock options will become immediately vested and exercisable in full.

–       Forfeiture. Under the terms of the MEIP, upon an employee’s termination of employment for any reason other than death, disability, or retirement, any outstanding unvested stock options held by the employee will be immediately forfeited and terminated.

–       Exercise. Each stock option may be exercised solely to the extent vested.

–       Term. Each stock option grant will expire on January 31, 2016.

•       Restricted stock awards. UAL granted to each named executive officer shares of restricted stock of UAL on February 2, 2006. The principal terms and conditions of these grants are described below.

–       Vesting. Each restricted stock award vests at the rate of 20% on each of the following dates: August 1, 2006; February 1, 2007; February 1, 2008, February 1, 2009; and February 1, 2010. However, in the event of a “change of control” as defined under the MEIP or termination of employment due to death, disability, or retirement (i.e., termination after attaining age 55 and completing 10 years of service or termination after attaining age 65), all outstanding restricted stock will become immediately vested.

–       Forfeiture. Under the MEIP, upon an employee’s termination of employment for any reason other than death, disability, or retirement, any outstanding unvested restricted stock held by the employee will be immediately forfeited and terminated.

Variable (at-risk) Compensation

The Summary Compensation Table discloses the “total compensation” of each named executive officer for 2006. Total compensation includes fixed and variable (or at-risk) components. The chart below shows the percentage of total compensation that is comprised of fixed salary and bonus and variable (at-risk) incentive awards for each named executive officer.

Name and Principal Position	Salary and Bonus as a % of Total Compensation	All Other Compensation as a % of Total Compensation	Variable (at-risk) Based Compensation as a % of Total Compensation
Tilton, Glenn	3%	1%	96%
Chairman, President & Chief Executive Officer
Brace, Frederic	5%	4%	91%
Executive Vice President & Chief Financial Officer
McDonald, Peter	4%	26%	70%
Executive Vice President & Chief Operating Officer
Tague, John	5%	1%	94%
Executive Vice President & Chief Revenue Officer
Fields, Sara	4%	5%	91%
Senior Vice President Office of the Chairman

Variable (at-risk) compensation is the sum of each named executive officer’s stock awards, option awards, and non-equity incentive plan compensation that is disclosed in the Summary Compensation Table. Absent the forfeiture of certain previously awarded stock options and restricted stock, the percentage of Mr. McDonald’s at-risk compensation would be more comparable to the amounts shown for the other named executive officers. As disclosed under “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table–Employment Agreements–Agreement with Mr. McDonald,” Mr. McDonald forfeited these equity awards in connection with the negotiation of his employment agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable[1]	Number of Securities Underlying Unexercised Options (#) Unexercisable[1,2]	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (#)[1,3]	Market Value of Shares of Restricted Stock That Have Not Vested ($)
Tilton, Glenn	0	219,200	$34.18	1/31/2016	436,000	$19,184,000
Chairman, President &	54,800	219,200	$35.91	1/31/2016
Chief Executive Officer	3,717	219,200	$35.65	1/31/2016
Brace, Frederic	21,933	87,733	$34.18	1/31/2016	174,400	$7,673,600
Executive Vice President &	21,933	87,734	$35.91	1/31/2016
Chief Financial Officer	21,933	87,734	$35.65	1/31/2016
McDonald, Peter	0	65,800	$34.18	1/31/2016	43,600	$1,918,400
Executive Vice President &	21,933	65,801	$35.91	1/31/2016
Chief Operating Officer	1,565	65,801	$35.65	1/31/2016
Tague, John	16,450	87,733	$34.18	1/31/2016	174,400	$7,673,600
Executive Vice President &	21,933	87,734	$35.91	1/31/2016
Chief Revenue Officer	16,892	87,734	$35.65	1/31/2016
Fields, Sara	0	43,733	$34.18	1/31/2016	87,200	$3,836,800
Senior Vice President	10,933	43,734	$35.91	1/31/2016
Office of the Chairman	821	43,734	$35.65	1/31/2016

1 As fully explained in the Compensation Discussion and Analysis, Mr. McDonald forfeited certain stock option awards and restricted stock awards in exchange for an employment agreement and a retention bonus. The amounts shown exclude Mr. McDonald’s forfeited awards.

2 All stock option awards vest at a rate of 20% upon the following dates 8/1/2006, 2/1/07, 2/1/08, 2/1/09 and 2/1/10.

3 All restricted stock awards vest at a rate of 20% upon the following dates 8/1/2006, 2/1/07, 2/1/08, 2/1/09 and 2/1/10.

Option Exercises and Stock Vested

	Option Awards		Restricted Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Tilton, Glenn	105,883	$1,058,830	109,000	$2,752,795
Chairman, President &
Chief Executive Officer
Brace, Frederic	0	$0	43,600	$1,101,118
Executive Vice President &
Chief Financial Officer
McDonald, Peter	42,301	$424,107	43,600	$1,101,118
Executive Vice President &
Chief Operating Officer
Tague, John	10,524	$105,514	43,600	$1,101,118
Executive Vice President &
Chief Revenue Officer
Fields, Sara	21,045	$210,997	21,800	$550,559
Senior Vice President
Office of the Chairman

Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)[1]	Aggregate Earnings in Last FY($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
McDonald, Peter		$2,600,000	$38,616		$2,638,616
Executive Vice President &
Chief Operating Officer

1 $2,600,000 is included in the All Other Compensation column of the Summary Compensation Table, as disclosed in the Explanation of All Other Compensation Disclosure.

Narrative to Nonqualified Deferred Compensation Table

The following is a description of material factors necessary to understand the information disclosed in the Nonqualified Deferred Compensation Table. This description is intended to supplement the information discussed in the Compensation Discussion and Analysis and above related narratives.

According to Mr. McDonald’s employment agreement and as previously described in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table,” Mr. McDonald forfeited certain stock option awards in return for a one-time payment into an irrevocable trust. Mr. McDonald’s rights with respect to the assets of the irrevocable trust and the related earnings are described in the “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Northern Trust Corporation is the trustee for the irrevocable trust. Northern Trust Corporation manages the trust’s assets pursuant to the written investment guidelines provided by Mr. McDonald. Mr. McDonald is permitted to modify the guidelines from time to time by notice to Northern Trust Corporation. In the absence of such guidelines, Northern Trust Corporation will invest the assets of the trust in short term securities of the U.S. Government. In 2006, Mr. McDonald received a 1.29% return on the assets held by the trust for the quarter ended December 31, 2006.

Other Potential Post-Employment Payments

This section describes and quantifies potential payments that may be made to each named executive officer at, following, or in connection with the resignation, severance, retirement, or other termination of the named executive officer or a change of control of UAL or the Company. These benefits are in addition to benefits generally available to salaried employees.

Mr. Tilton’s Other Potential Post-Employment Payments

UAL and the Company have entered into certain agreements and maintains certain plans that will require the Company to pay compensation and provide certain benefits to Mr. Tilton at, following, or in connection with his termination of employment or a change of control of the Company. The material terms and conditions relating to these payments and benefits are described below.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, Other Than During the 24-Month Period Following a “Change of Control”

If Mr. Tilton’s employment with the Company was involuntarily terminated without “cause” or voluntarily terminated for “good reason” on December 31, 2006, he would have been entitled to the following payments and benefits:

•       Lump-sum payment of cash severance benefit in an amount equal to two times the sum of his base salary and 2006 target annual incentive opportunity under the Success Sharing Plan;

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to five years from the date of termination (generally, exercise period ends three months following a termination of employment);

•       Continuation of certain health and welfare benefits for a period of two years following the date of termination;

•       Provision of retiree travel benefits; and

•       Continuation of financial planning allowance for a period of two years following the date of termination.

Termination Due to Death on December 31, 2006

If Mr. Tilton’s employment with the Company was terminated due to his death on December 31, 2006, then his estate would have been entitled to the following payments and benefits:

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to 5 years from the date of death (generally, exercise period ends three months following a termination of employment);

•       Payment of life insurance benefits; and

•       Provision of spousal travel benefits.

Termination Due to Disability on December 31, 2006

If Mr. Tilton’s employment with the Company was terminated due to his disability on December 31, 2006, he would have been entitled to the following payments and benefits:

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to 12 months from the date of disability (generally, exercise period ends three months following a termination of employment);

•       Payment of monthly disability benefits; and

•       Provision of retiree travel benefits.

“Change of Control” on December 31, 2006

If a “change of control” of UAL or the Company occurred on December 31, 2006, Mr. Tilton would have been entitled to the following benefits:

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, During the 24 Month Period Following a “Change of Control”

If Mr. Tilton’s employment with the Company was involuntarily terminated without “cause” or voluntarily terminated for “good reason” on December 31, 2006 and during the 24-month period following a “change of control” of UAL or the Company, he would have been entitled to the following payments and benefits:

•       Lump-sum payment of cash severance benefit in an amount equal to three times the sum of his base salary and his 2006 target annual incentive opportunity under the Success Sharing Plan;

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to five years from the date of termination (generally, exercise period ends three months following a termination of employment);

•       Continuation of certain health and welfare benefits for a period of three years following the date of termination;

•       Continuation of financial planning allowance for a period of three years following the date of termination;

•       Provision of retiree travel benefits; and

•       Payment of a gross-up to make Mr. Tilton whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code.

Reduction in Future Termination Benefits

Mr. Tilton’s employment agreement provides that if Mr. Tilton’s employment is terminated by the Company without “cause” or by him for “good reason” in the absence of a “change of control”, the Company will pay Mr. Tilton a lump sum cash severance payment equal to the sum of his then-current base salary and then-current target bonus, multiplied by the lesser of (A) two and (B) a fraction, the numerator of which is the number of months (rounded up to the nearest whole month) that remain until Mr. Tilton attains the age of 65 and the denominator of which is 12. Therefore, if Mr. Tilton’s employment terminates under those circumstances after he reaches age 63 but before age 65, the amount of his cash severance payment will be reduced by the number of months that have elapsed after age 63. Mr. Tilton’s entitlement to continued health and welfare benefits and financial planning benefits will also be reduced by a corresponding number of months. These reductions would not apply in the event of a termination without “cause” or for “good reason” during the 24-month period following a “change of control”.

As of December 31, 2006, Mr. Tilton has not reached age 65, and therefore, his severance would have been equal to two times the sum of his base salary and target annual incentive opportunity if his employment had terminated at that time.

Material Defined Terms

The terms “cause” and “good reason” as used above are defined under Mr. Tilton’s employment agreement and mean the following:

–       Cause means, in general, (i) a significant act or acts of personal dishonesty or deceit that have a material adverse effect on the Company taken by Mr. Tilton in the performance of his duties; (ii) the willful and continued failure by Mr. Tilton to substantially perform his material duties; (iii) Mr. Tilton’s conviction of, or his entry of a plea of guilty or nolo contendere to, any felony (other than a felony predicated upon Mr. Tilton’s vicarious liability), or (iv) the entry or any final civil judgment against him for fraud, misrepresentation, or misappropriation of property.

–       Good reason means, in general, (i) diminution of Mr. Tilton’s position, authority, duties or responsibilities; (ii) reduction in Mr. Tilton’s base salary; (iii) the relocation of Mr. Tilton’s principal office to a location more than 50 miles from his current office; (iv) any purported termination by the Company of Mr. Tilton’s employment except as otherwise permitted under his employment agreement; or (iv) Mr. Tilton’s failure to be reelected as a director and Chairman of the Board of UAL.

The term “change of control” as used above is defined under Mr. Tilton’s employment agreement and means, in general, the occurrence of any one of the following events: (i) certain acquisitions by a third-party or third-parties, acting in concert, of at least a specified threshold percentage of UAL’s or the Company’s then outstanding voting securities; (ii) consummation of certain mergers or consolidations of UAL or the Company with any other corporation; (iii) stockholder approval of a plan of complete liquidation or dissolution of UAL or the Company; (iv) consummation of certain sales or dispositions of all or substantially all the assets of UAL or the Company; and (v) certain changes in the membership of UAL’s board of directors.

Restrictive Covenants

In exchange for the above described payments and benefits to the extent provided for under Mr. Tilton’s employment agreement, Mr. Tilton remains subject to confidentiality, non-disparagement, and non-solicitation/non-compete covenants that are set forth in his employment agreement. The confidentiality covenant prohibits Mr. Tilton from disclosing “confidential information” as defined under his employment agreement. The non-disparagement covenant prohibits Mr. Tilton from making disparaging comments (oral or written) regarding the Company, or its officers, directors, employees, or stockholders. These two covenants are of an indefinite duration. The non-solicitation/non-compete covenant prohibits Mr. Tilton, for a period of two years following his termination of employment, from becoming employed by or providing services to any airline, air carrier or any company affiliated with an airline or air carrier and from soliciting or hiring certain employees of the Company for the benefit of any such company.

Estimate of Other Potential Post-Employment Payments

The following table quantifies the potential payments and benefits that may be made to Mr. Tilton at, following, or in connection with his termination of employment or a change of control.

Estimate of Mr. Tilton’s Other Potential Post-Employment Payments
Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason Unrelated to a Change In Control ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	3,400,000				5,100,000
Success Sharing Payment	850,000	850,000	850,000		850,000
Long-Term Incentives
Stock Options - Unvested and Accelerated Awards	5,756,192	5,756,192	5,756,192	5,756,192	5,756,192
Restricted Stock - Unvested and Accelerated Awards	19,184,000	19,184,000	19,184,000	19,184,000	19,184,000
Health and Welfare Benefits
Continuation of Health & Welfare Benefits	15,812		36,864		23,718
Life Insurance Payment		2,388,000
Perquisites and Tax Payments
Retiree Travel Benefit	34,165	17,083	34,165		34,165
Tax Gross-Up on Retiree Travel Benefit	202,623	101,312	202,623		202,623
Excise Tax & Gross-Up					5,178,610
Financial Planning	8,000				12,000
Total	$29,450,792	$28,296,587	$26,063,844	$24,940,192	$36,341,308

Mr. McDonald’s Other Potential Post-Employment Payments

UAL and the Company have entered into certain agreements and maintains certain plans that will require the Company to pay compensation and provide certain benefits to Mr. McDonald at, following, or in connection with his termination of employment or a change of control of UAL or the Company. The material terms and conditions relating to these payments and benefits are described below.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, Other Than During the 24 Month Period Following a “Change of Control”

If Mr. McDonald’s employment with the Company was involuntarily terminated without “cause” or voluntarily terminated for “good reason” on December 31, 2006 and during the 24-month period following a “change of control” of UAL or the Company, he would have been entitled to the following payments and benefits:

•       Lump-sum payment of cash severance benefit in an amount equal to two times the sum of his base salary and 2006 target annual incentive opportunity;

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting and payment of the unvested portion of Mr. McDonald’s Trust (which is more fully described above under “Narrative to the Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Agreement with Mr. McDonald”) and payment of related tax gross-up;

•       Continuation of medical and dental benefits for a period of two years following the date of termination; and

•       Provision of retiree travel benefits.

Termination Due to Retirement on December 31, 2006

If Mr. McDonald’s employment with the Company was terminated due to his retirement on December 31, 2006, he would have been entitled to the following payments and benefits:

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to remaining term of option (generally, exercise period ends three months following a termination of employment);

•       Immediate vesting of all outstanding and unvested shares of restricted stock; and

•       Provision of retiree travel benefits.

Termination Due to Disability or Death on December 31, 2006

If Mr. McDonald’s employment with the Company was terminated due to his disability or death on December 31, 2006, then he or his estate (if applicable) would have been entitled to the following payments and benefits:

•  Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•  Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•  Extension of exercise period for outstanding stock options to one year from the date of termination (generally, exercise period ends three months following a termination of employment);

•  Immediate vesting and payment of the unvested portion of Mr. McDonald’s Trust (which is more fully described above under “Narrative to the Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Agreement with Mr. McDonald”) and payment of related tax gross-up;

•       Provision of retiree travel benefits (in case of death, provision of spousal travel benefits);

•       In case of disability, payment of monthly disability benefits; and

•       In case of death, payment of life insurance benefits.

“Change of Control” on December 31, 2006

If a “change of control” of UAL or the Company occurred on December 31, 2006, Mr. McDonald would have been entitled to the following payments and benefits:

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock.

Involuntary Termination Without “Cause” or Voluntary Termination for “Good Reason” on December 31, 2006, During the 24 Month Period Following a “Change of Control”

If Mr. McDonald’s employment with the Company was involuntarily terminated without “cause” or voluntarily terminated for “good reason” following a change of control of UAL or the Company on December 31, 2006, he would have been entitled to the following payments and benefits:

•       Lump-sum payment of cash severance benefit in an amount equal to three times the sum of his base salary and 2006 target annual incentive opportunity under the Success Sharing Plan;

•       Payment of 2006 target annual incentive opportunity under the Success Sharing Plan pro-rated to the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Continuation of medical and dental benefits for a period of three years following the date of termination;

•       Immediate vesting and payment of the unvested portion of Mr. McDonald’s Trust (which is more fully described above under “Narrative to the Summary Compensation Table and Plan-Based Awards Table—Employment Agreements—Agreement with Mr. McDonald”) and payment of related tax gross-up;

•       Provision of retiree travel benefits; and

•       Payment of a gross-up to make Mr. McDonald whole for any excise tax imposed as a result of Section 280G of the Internal Revenue Code, provided that if Mr. McDonald’s payments do not exceed 110% of the total amounts that could be paid to him without resulting in the excise tax, the payments to Mr. McDonald will instead be reduced and he will not be entitled to an excise tax gross-up.

Future Termination Benefits

Mr. McDonald’s employment agreement provides that if Mr. McDonald’s employment is terminated by the Company without “cause” or by him for “good reason” in the absence of a “change of control”, the Company will pay Mr. McDonald a lump sum cash severance payment equal to the sum of his then-current base salary and then-current target bonus, multiplied by the lesser of (A) two and (B) a fraction, the numerator of which is the number of months (rounded up to the nearest whole month) that remain until Mr. McDonald attains the age of 65 and the denominator of which is 12. Therefore, if Mr. McDonald’s employment terminates under those circumstances after he reaches age 63 but before age 65, the amount of his cash severance payment will be reduced by the number of months that have elapsed after age 63. Mr. McDonald’s entitlement to continued medical and dental benefits will also be reduced by a corresponding number of months. These reductions would not apply in the event of a termination without

“cause” or for “good reason” during the 24-month period following a “change of control”. As of December 31, 2006, Mr. McDonald had not reached age 63, and therefore, his severance would have been equal to two times the sum of his base salary and target annual incentive opportunity if his employment had terminated at that time.

Although the term of Mr. McDonald’s employment agreement is scheduled to expire on October 1, 2010, if Mr. McDonald’s employment is terminated by the Company without “cause” or by him for “good reason” following expiration of the term, Mr. McDonald will be entitled to the cash severance described in the preceding paragraph, which amount will be reduced in the event of a termination after he reaches age 63. For purposes of this severance calculation, Mr. McDonald’s base salary will be deemed to be $700,000 and his target annual bonus will be deemed to be 85% of base salary. This extension of the severance provisions following expiration of the term of Mr. McDonald’s employment agreement is only applicable to payment of the cash severance described in the preceding paragraph and does not apply to continued employee benefits or “change of control” severance benefits.

Material Defined Terms

The terms “cause,” “good reason” and “change of control” as used above are defined under Mr. McDonald’s employment agreement. The definitions of these terms are substantially similar to the definition of the same terms under Mr. Tilton’s employment agreement.

Release Requirement

Pursuant to his employment agreement, Mr. McDonald will not be entitled to the cash severance and continued employee benefits unless he executes a release of claims in favor of the Company and the release becomes effective and irrevocable.

Restrictive Covenants

In exchange for the provision of the foregoing payments and benefits, Mr. McDonald remains subject to confidentiality, non-disparagement, and non-solicitation/non-compete covenants that are set forth in his employment agreement with the Company. The confidentiality covenant prohibits Mr. McDonald from disclosing “confidential information” as defined under his employment agreement. The non-disparagement covenant prohibits Mr. McDonald from making disparaging comments (oral or written) regarding the Company, or its officers, directors, employees, or stockholders. These two covenants are of an indefinite duration. The non-solicitation/non-compete covenant prohibits Mr. McDonald, for a period of two years following his termination of employment, from becoming employed by or providing services to any airline, air carrier or any company affiliated with an airline or air carrier and from soliciting or hiring certain employees of the Company for the benefit of any such company.

Estimate of Other Potential Post-Employment Payments

The following table quantifies the potential payments and benefits that may be made to Mr. McDonald at, following, or in connection with his termination of employment or a change of control.

Estimate of Mr. McDonald’s Other Potential Post-Employment Payments
Type of Payment	Involuntary Termination without Cause or Voluntary Termination with Good Reason Unrelated to a Change In Control ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination without Cause or with Good Reason ($)
Cash Compensation
Cash Severance	2,380,000					3,570,000
Success Sharing Payment	490,000	490,000	490,000	490,000		490,000
Long-Term Incentives
Stock Options - Unvested and Accelerated Awards		1,727,916	1,727,916	1,727,916	1,727,916	1,727,916
Restricted Stock - Unvested and Accelerated Awards		1,918,400	1,918,400	1,918,400	1,918,400	1,918,400
Irrevocable Trust Payment and Gross-Up	4,293,972		4,293,972	4,293,972		4,293,972
Health and Welfare Benefits
Continuation of Health & Welfare Benefits	15,812			57,894		44,748
Life Insurance Payment			1,900,000
Perquisites and Tax Payments
Retiree Travel Benefit	10,094	10,094	6,355	10,094		10,094
Tax Gross-Up on Retiree Travel Benefit	46,676	46,676	29,388	46,676		46,676
Excise Tax & Gross-Up						2,638,167
Total	$7,236,554	$4,193,086	$10,366,031	$8,544,952	$3,646,316	$14,739,973

Other Potential Post-Employment Payments for Messrs. Brace and Tague and Ms. Field

UAL and the Company maintain certain plans and policies that will require the Company to pay compensation and provide certain benefits to Mr. Brace, Mr. Tague and Ms. Fields (individually referred to as “Executive”) at, following, or in connection with their termination of employment or a change of control of UAL. The material terms and conditions relating to these payments and benefits are the same for each of these Executives, except in the case of retirement. These material terms and conditions are described below.

Involuntary Termination Without “Cause” on December 31, 2006

If an Executive’s employment with the Company was involuntarily terminated without “cause” on December 31, 2006, the Executive would have been entitled to the following payments and benefits:

•       Lump-sum payment of cash severance benefit in an amount equal to two times the Executive’s base salary;

•       Payment of pro-rated 2006 annual incentive award under the Success Sharing Plan based on actual performance through the date of termination;

•       Provision of travel benefits for a period of two years following the date of termination (except in the case of Ms. Fields, who would have been entitled to retiree travel benefits); and

•  Continuation of certain health and welfare benefits for a period of two years following the date of termination.

Termination Due to Death or Disability on December 31, 2006

If the Executive’s employment with the Company was terminated due to the Executive’s disability or death on December 31, 2006, the Executive or the Executive’s estate (if applicable) would have been entitled to the following payments and benefits:

•  Payment of pro-rated 2006 annual incentive award under the Success Sharing Plan based on actual performance through the date of termination;

•  Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•  Extension of exercise period for outstanding stock options to one year from the date of termination (generally, exercise period ends three months following a termination of employment);

•  Provision of retiree travel benefits (in the case of death, spousal travel benefits);

•  In the case of disability, monthly benefits under applicable disability policies; and

•  In the case of death, proceeds of life insurance benefits as determined under applicable life insurance policies.

Termination Due to Retirement on December 31, 2006

Of the Executives, only Ms. Fields has satisfied the conditions to receive certain benefits upon retirement. If Ms. Fields had retired from the Company on December 31, 2006, she would have been entitled to the following benefits:

•       Payment of pro-rated 2006 annual incentive award under the Success Sharing Plan based on actual performance through the date of termination;

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock;

•       Extension of exercise period for outstanding stock options to remaining term of option (generally, exercise period ends three months following a termination of employment); and

•       Provision of retiree travel benefits.

“Change of Control” on December 31, 2006

If a “change of control” of UAL occurred on December 31, 2006, each Executive would have been entitled to the following benefits:

•       Immediate vesting of all outstanding and unvested stock options and unvested shares of restricted stock.

Estimate of Other Potential Post-Employment Payments

The following table quantifies the potential payments and benefits that may be made to Mr. Brace at, following, or in connection with Mr. Brace’s termination of employment or a change of control.

Estimate of Mr. Brace’s Other Potential Post-Employment Payments
Type of Payment	Involuntary Termination without Cause ($)	Death ($)	Disability ($)	Change In Control Only ($)
Cash Compensation
Cash Severance	1,048,000
Success Sharing Payment	366,800	366,800	366,800
Long-Term Incentives
Stock Options - Unvested and Accelerated Awards		2,303,876	2,303,876	2,303,876
Restricted Stock - Unvested and Accelerated Awards		7,673,600	7,673,600	7,673,600
Health and Welfare Benefits
Continuation of Health & Welfare Benefits	15,812		68,409
Life Insurance Payment		1,900,000
Perquisites and Tax Payments
Travel Benefit	8,225	25,696	36,403
Tax Gross-Up on Travel Benefit	61,306	191,521	271,322
Total	$1,500,143	$12,461,493	$10,720,410	$9,977,476

The following table quantifies the potential payments and benefits that may be made to Mr. Tague at, following, or in connection with Mr. Tague’s termination of employment or a change of control.

Estimate of Mr. Tague’s Other Potential Post-Employment Payments
Type of Payment	Involuntary Termination without Cause ($)	Death ($)	Disability ($)	Change In Control Only ($)
Cash Compensation
Cash Severance	1,048,000
Success Sharing Payment	366,800	366,800	366,800
Long-Term Incentives
Stock Options - Unvested and Accelerated Awards		2,303,876	2,303,876	2,303,876
Restricted Stock - Unvested and Accelerated Awards		7,673,600	7,673,600	7,673,600
Health and Welfare Benefits
Continuation of Health & Welfare Benefits	15,812		57,894
Life Insurance Payment		1,900,000
Perquisites and Tax Payments
Travel Benefit	3,137	8,676	13,780
Tax Gross-Up on Travel Benefit	24,844	68,721	109,145
Total	$1,458,593	$12,321,673	$10,525,095	$9,977,476

The following table quantifies the potential payments and benefits that may be made to Ms. Fields at, following, or in connection with Ms. Fields’ termination of employment or a change of control.

Estimate of Ms. Fields’ Other Potential Post-Employment Payments
Type of Payment	Involuntary Termination without Cause ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)
Cash Compensation
Cash Severance	674,000
Success Sharing Payment	185,350	185,350	185,350	185,350
Long-Term Incentives
Stock Options - Unvested and Accelerated Awards		1,148,436	1,148,436	1,148,436	1,148,436
Restricted Stock - Unvested and Accelerated Awards		3,836,800	3,836,800	3,836,800	3,836,800
Health and Welfare Benefits
Continuation of Health & Welfare Benefits	15,812			36,864
Life Insurance Payment			1,330,000
Perquisites and Tax Payments
Retiree Travel Benefit	25,865	25,865	12,932	25,865
Tax Gross-Up on Retiree Travel Benefit	99,309	99,309	49,654	99,309
Total	$1,000,336	$5,295,760	$6,563,172	$5,332,624	$4,985,236

Methodologies and Assumptions used for Calculating Other Potential Post-Employment Payments

For purposes of quantifying the other potential post-employment payments disclosed in the foregoing tables, the Company utilized the following assumptions and methodologies:

•       Date of triggering event: The date of each triggering event occurred on December 31, 2006.

•       Stock price: The price of a share of UAL common stock on each triggering date was $44.00, the closing market price of UAL’s common stock on December 29, 2006, the last trading day of 2006.

•       Determination of cash severance: Following a qualifying triggering event, each named executive officer is entitled to cash severance, which was determined as follows:

–                    Mr. Tilton’s cash severance: three times the sum of base salary of $850,000 and estimated target bonus of $850,000 (Mr. Tilton’s severance multiple is two in the event Mr. Tilton incurs a qualifying termination of employment unrelated to a change of control).

–                    Mr. Brace’s cash severance: two times base salary of $524,000.

–                    Mr. Tague’s cash severance: two times base salary of $524,000.

–                    Mr. McDonald’s cash severance: three times the sum of base salary of $700,000 and estimated target bonus of $490,000 (Mr. McDonald’s severance multiple is two in the event Mr. McDonald incurs a qualifying termination of employment unrelated to a change of control).

–                    Ms. Fields’ cash severance: two times the sum of base salary of $337,000.

•  Value of Success Sharing Payment: Following a qualifying triggering event, each named executive officer would be entitled to payment of a pro-rated portion of the named executive officer’s target incentive award opportunity under the Success Sharing Plan. Since each named executive officer is assumed to have incurred a termination of employment on the last day of the year, the applicable Success Sharing payment would be equal to 100% of the named executive officer’s 2006 target annual incentive award opportunity.

•       Value of stock option awards subject to vesting acceleration: The value of each stock option award that was subject to vesting upon a triggering event was determined by multiplying the number of Shares subject to the option that were unvested as of December 31, 2006, by the excess (if any) of the closing share price of UAL’s common stock at year-end (i.e., $44.00 per share) over the exercise price of the option.

•       Value of restricted shares subject to vesting acceleration: The value of each restricted stock award that was subject to vesting upon a triggering event was determined by multiplying the number of Shares subject to the award that were unvested as of December 31, 2006, by the closing sharing price of UAL’s common stock at year-end (i.e., $44.00 per share).

•       Value of continuation of health and welfare benefits: The value of health and welfare benefits which are continued for a pre-defined period following certain qualifying triggering events was determined based on assumptions used for financial reporting purposes under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106 (Employer’s Accounting for Postretirement Benefits Other Than Pensions).

•       Value of life insurance benefits: The value of life insurance benefits is based on the terms and conditions of the applicable life insurance contract in force on December 31, 2006.

•       Value of retiree travel benefits: The value of retiree travel benefits was determined by utilizing the following assumptions: (i) both the executive and the executive’s spouse utilizes the retiree travel benefit for a period of 20 years, (ii) the level of usage for each year is the same as the actual usage was for the executive and the executive’s spouse for 2006, and (iii) the incremental cost to the Company for providing retiree travel benefits for each year is the same as the actual incremental cost incurred by the Company for providing travel benefits to the executive and the executive’s spouse for 2006. On the basis of these assumptions, the Company determined the value of retiree travel benefits by calculating the present value of the assumed incremental cost of providing the benefit to the executive and the executive’s spouse over a 20-year period using a discount rate of 5.42%.

•       Value of travel benefits (not retiree eligible): The value of travel benefits which are continued for a period of two years following certain qualifying trigger events for Messrs. Brace and Tague was determined utilizing the same assumptions and methods utilized to determine the value of retiree travel benefits, except that the duration of the benefit is assumed to be two years.

•       Determination of tax gross-up on retiree and non-retiree travel benefits: The tax gross-up on retiree and non-retiree travel benefits was determined utilizing the same three assumptions stated above under “Value of retiree travel benefits.” Using these assumptions, the Company determined the value of the gross-up by calculating the present value of the executive’s assumed annual tax gross-up (the executive’s 2006 tax gross-up) over a twenty year period for retirees and a two year period for non-retirees using a discount rate of 5.42%.

•       Determination of excise tax payment and tax gross-up payment made in connection with a qualifying termination following change of control: The Company determined the amount of the excise tax payment by multiplying by 20% the “excess parachute payment” that would arise in connection with payments made to the applicable named executive officers upon a qualifying termination of employment following a change of control. The excess parachute payment was determined in accordance with the provisions of section 280G of the Internal Revenue Code (“Code”). If Mr. Tilton or Mr. McDonald is subject to an excise tax under section 4999 of the Code, then the Company generally would make a tax gross-up payment to such named executive officer (under certain circumstances, Mr. McDonald would not be eligible for such a tax gross-up payment which is explained in the narrative section describing Mr. McDonald’s potential post-employment payments). The Company utilized the following key assumptions to determine the applicable named executive officer’s tax gross-up payment: (i) the named executive officer’s income is taxed at the highest federal and applicable state marginal income tax rates and (ii) all stock options awards are deemed exercised upon the applicable triggering event.

•       Value of financial planning benefit: Mr. Tilton receives a $4,000 per year financial planning allowance following a qualifying triggering event. The value of this financial planning benefit was determined by multiplying the $4,000 per year allowance by the applicable severance multiple, which is three for a termination related to a change of control and two in the event of a qualifying termination of employment that is unrelated to a change of control.

•       Determination of tax gross-up on payments from Mr. McDonald’s Secular Trust: Following a qualifying trigger event, Mr. McDonald’s right to assets held in the irrevocable trust established on his behalf becomes vested. On December 31, 2006, the value of the assets that would vest upon a qualifying trigger event equaled $2.6 million. This amount would be distributed to Mr. McDonald within 30 days from the date of vesting. The Company will make a special tax payment to Mr. McDonald that is intended to cover any income and employment tax liability that Mr. McDonald incurs upon the vesting of any portion of the assets held in the irrevocable trust and any income and tax liability that Mr. McDonald would incur as a result of the special payment. The Company utilized the following key assumptions to determine Mr. McDonald’s special tax payment: (i) Mr. McDonald’s income is taxed at the highest federal marginal income tax rate and (ii) Mr. McDonald’s income is taxed as the highest applicable state marginal income tax rate.

Director Compensation

Each director of the Company is also a United employee. We do not pay our employees additional compensation for their service as directors.

Interlocks and Insider Participation

As described above, a Subcommittee of UAL’s Human Resources Committee oversees the compensation of the Company’s executive officers. The UAL Human Resources Subcommittee is comprised of five of the seven members of the UAL Human Resources Committee, none of whom is or has been an officer or employee of UAL or the Company. The members of the UAL Human Resources Subcommittee are W. James Farrell (Chairman), Richard J. Almeida, James J. O’Connor, David Vitale and John H. Walker.

Stephen R. Canale and Captain Mark A. Bathurst serve on the UAL Human Resources Committee, but not the UAL Human Resources Subcommittee. Mr. Canale and Captain Bathurst are employees of United. Captain Bathurst is the Chairman of the ALPA-MEC and an officer of ALPA. ALPA and the Company are parties to a collective bargaining agreement for our pilots represented by ALPA. Mr. Canale is President and Directing General Chairman of the IAM District Lodge 141. The IAM and the Company are parties to collective bargaining agreements for our ramp and stores, public contact employees, food service, security officers, maintenance instructors, fleet technical instructors and Mileage Plus employees represented by the IAM.

Mr.  Tilton, with respect to officers who report directly to him, together with the Company’s Vice President-HR Strategy and Senior Vice President-Human Resources, makes recommendations to the UAL Human Resources Subcommittee regarding compensation. The UAL Human Resources Subcommittee has the authority to review, approve and revise these recommendations as it deems appropriate.

No interlocking relationship existed during 2006 between the Company’s executive officers or the UAL Human Resources Subcommittee and the board of directors or compensation committee of any other company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

UAL owns all of the outstanding shares of United Air Lines, Inc. The directors and executive officers do not own shares in United Air Lines, Inc.

The following table sets forth the number of shares of UAL common stock owned as of March 12, 2007, by each director each named executive officer of the Company and by our directors and executive officers as a group. The persons listed below have sole voting and investment power with respect to all shares of UAL common stock beneficially owned by them, except to the extent this power may be shared with a spouse.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent Of Class
Frederic F. Brace	Common Stock	295,687	(1)	*
Sara Fields	Common Stock	103,649	(2)	*
Peter McDonald	Common Stock	22,000		*
John P. Tague	Common Stock	191,669	(3)	*
Glenn F. Tilton	Common Stock	408,325		*
Directors and Officers as a Group (10 persons)	Common Stock	1,452,179		1.29%

*                    Less than 1% of outstanding shares

(1)          Includes 131,598 shares represented by stock options exercisable currently or within 60 days of March 12, 2007.

(2)          Includes 32,799 shares represented by stock options exercisable currently or within 60 days of March 12, 2007.

(3)          Includes 60,869 shares represented by stock options exercisable currently or within 60 days of March 12, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The Company determined in late 2004 that it would be necessary to terminate and replace all of its domestic defined benefit pension plans. To this end, in April 2005, United entered into a global settlement agreement with the Pension Benefit Guaranty Corporation (“PBGC”) which provides for the settlement and compromise of various disputes and controversies with respect to four defined benefit pension plans of United, including (i) the Pilot Plan, (ii) the United Airlines Flight Attendant Defined Benefit Plan (the “Flight Attendant Plan”), (iii) the United Airlines, Inc. Ground Employees’ Retirement Plan (the “Ground Plan”) and (iv) the United Airlines Management, Administrative and Public Contact Defined

Benefit Pension Plan (the “MAPC Plan”) (collectively, the “Pension Plans”). In May 2005, the Bankruptcy Court approved the settlement agreement, including modifications requested by certain creditors.

In accordance with the global settlement agreement, UAL provided in its confirmed Plan of Reorganization for the distribution of the following consideration to the PBGC:

•       $500 million in principal amount of 6% senior unsecured notes to be issued to the PBGC no later than the effective date of the Plan of Reorganization, February 1, 2006; maturing 25 years from issuance date; with interest payable in kind (notes or common stock) through 2011 (and thereafter in cash) in semi-annual installments; and being callable at any time at 100% of par value.

•       5,000,000 shares of 2% convertible preferred stock to be issued to the PBGC no later than February 1, 2006, at a liquidation value of $100 per share, convertible at any time following the second anniversary of the issuance date into common stock of the reorganized Company at a conversion price equal to 125% of the average closing price of the common stock during the first 60 trading days following exit from bankruptcy; with dividends payable in kind semi-annually; the preferred stock will rank pari passu with all current and future UAL or United preferred stock; and will be redeemable at any time at $100 par value at the option of the issuer; and will be non-transferable until two years after the issuance date.

•       $500 million in principal amount of 8% senior unsecured notes contingently issuable to the PBGC in up to eight equal tranches of $62.5 million (with no more than two tranches issued on a single date), no later than 45 days following the end of any fiscal year starting with the fiscal year 2009 and ending with the fiscal year 2017 in which there is an issuance trigger date. An issuance trigger date occurs when, among other things, the Company’s EBITDAR exceeds $3.5 billion over the prior twelve months ending June 30 or December 31 of any applicable fiscal year. However, if the issuance of a tranche would cause a default under any other securities then existing, the Company may satisfy its obligations with respect to such tranche by issuing common stock having a market value equal to $62.5 million. Each issued tranche will mature 15 years from its respective issuance date; with interest payable in cash in semi-annual installments; and will be callable at any time at 100% of par value.

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

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors of UAL has recognized that transactions with certain related persons present a heightened risk of conflicts of interest and has adopted a written policy for the review and approval of any Related Party Transactions (as defined below). It is the policy of UAL not to enter into any Related Party Transaction unless the UAL Audit Committee (or in instances in which it is not practicable to wait until the next UAL Audit Committee meeting, the Chair of the UAL Audit Committee) approves the transaction or the transaction is approved by a majority of UAL’s disinterested directors. In reviewing a proposed transaction, the UAL Audit Committee must (i) satisfy itself that it has been fully informed as to the Related Party’s relationship and interest and as to the material facts of the proposed transaction and (ii) consider all of the relevant facts and circumstances available to the UAL Audit Committee. After its review, the UAL Audit Committee will only approve or ratify transactions that are fair to UAL and not inconsistent with the best interests of UAL and its stockholders.

As set forth in the policy, a “Related Party Transaction” is a transaction or series of related transactions involving a Related Party that had, has, or will have a direct or indirect material interest and in which UAL is participant, other than:

•       a transaction with a Related Party involving less than $120,000;

•       a transaction involving compensation of directors otherwise approved by the UAL Board of Directors or an authorized committee of the Board;

•       a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or agreement or special supplemental benefit of an executive officer otherwise approved by the UAL Board or an authorized committee of the Board;

•       a transaction available to all employees generally or to all salaried employees generally;

•       a transaction involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services;

•       a transaction in which the interest of the Related Party arises solely from the ownership of a class of UAL’s equity securities and all holders of that class receive the same benefit on a pro rata basis; or

•       a transaction in which the rates or charges involved therein are determined by competitive bids, or a transaction that involves the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

For purposes of this definition, Related Party includes (i) an executive officer or director of UAL, (ii) a nominee for director of UAL, (iii) a 5% shareholder of UAL, (iv) an individual who is an immediate family member of an executive officer, director, nominee for director or 5% shareholder of UAL or (v) an entity that is owned or controlled by a person listed in (i), (ii), (iii) or (iv) above or in which any such person serve as an executive officer or general partner or, together with all other persons specified in (i), (ii), (iii) or (iv) above, owns 5% or more of the equity interests thereof.

Director Independence

None of the Company’s directors are independent as defined by the listing standards of the NASDAQ Global Select Market.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee of the UAL Board of Directors adopted a policy on pre-approval of services of independent accountants in October 2002. The policy provides that the Audit Committee shall pre-approve all audit and non-audit services to be provided to UAL and its subsidiaries and affiliates, including the Company, by its auditors. The process by which this is carried out is as follows:

For recurring services, the Audit Committee reviews and pre-approves Deloitte & Touche LLP’s annual audit services and employee benefit plan audits in conjunction with the Committee’s annual appointment of the outside auditors. The materials include a description of the services along with related fees. The Committee also reviews and pre-approves other classes of recurring services along with fee thresholds for pre-approved services. In the event that the pre-approval fee thresholds are met and additional services are required prior to the next scheduled Committee meeting, pre-approvals of additional services follow the process described below.

Any requests for audit, audit-related, tax and other services not contemplated with the recurring services approval described above must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman must update the Committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.

On a periodic basis, the Audit Committee reviews the status of services and fees incurred year-to-date and a list of newly pre-approved services since its last regularly scheduled meeting. Our Audit Committee has considered whether the 2006 non-audit services provided by Deloitte & Touche LLP are compatible with maintaining auditor independence.

Independent Accountant Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in 2006 and 2005 are as follows:

Service	2006	2005
Audit Fees	$3,594,800	$3,250,770
Audit-Related Fees	509,489	578,000
Tax Fees	1,000,563	956,211
All Other Fees	198,229	539,343
Total	$5,303,081	$5,324,324

Audit Fees

Fees for audit services related to 2006 and 2005 consist of audits of the Company’s consolidated financial statements, limited reviews of the Company’s consolidated quarterly financial statements, statutory audits of the Schedule of Passenger Facility Charges and statutory audits of certain subsidiaries’ financial statements. The 2006 and 2005 audit fees also include the impact of the attestation work performed by Deloitte & Touche LLP related to Sarbanes-Oxley.

Audit Related Fees

Fees for audit-related services billed in 2006 and 2005 consisted of audits of employee benefit plans, the United Airlines Foundation, financial accounting and reporting consultations, Sarbanes-Oxley Act assistance and bankruptcy accounting consultation.

Tax Fees

Fees for tax services in 2006 and 2005 consisted of assistance with tax issues in certain foreign jurisdictions, preparation of expatriate tax returns, state tax returns and bankruptcy tax assistance.

All Other Fees

Fees for all other services billed in 2006 and 2005 consisted of the preparation of employee payroll tax filings, annual tax software license fees and expatriate tax consultations. All of the services in 2006 and 2005 under the Audit Related, Tax and All Other Fees categories above have been approved by the Audit Committee pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X of the Exchange Act.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

(a)	(1)	Financial Statements. The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

	(2)	Financial Statement Schedules. The financial statement schedule required by this item is listed below and included in this report after the signature page hereto.

		Schedule II—Valuation and Qualifying Accounts for the month ended January 31, 2006, the eleven month period ended December 31, 2006 and the years ended December 31, 2005 and 2004.

		All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)

Exhibits.   The exhibits required by this item are listed in the Exhibit Index which immediately precedes the exhibits filed with this Form 10-K, and is incorporated herein by this reference. Each management contract or compensatory plan or arrangement is denoted with a “†” in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2007.

United Air Lines, Inc.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on the 29th day of March, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Glenn F. Tilton
Glenn F. Tilton
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

/s/ Frederic F. Brace
Frederic F. Brace
Executive Vice President and
Chief Financial Officer and Director
(principal financial officer)

/s/ David M. Wing
David M. Wing
Vice President and Controller
(principal accounting officer)

/s/ Peter D. McDonald
Peter D. McDonald
Director

/s/ John P. Tague
John P. Tague
Director

Schedule II

United Air Lines, Inc. and Subsidiary Companies
Valuation and Qualifying Accounts
For the Month Ended January 31, 2006,
the Eleven Month Period Ended December 31, 2006 and
the Years Ended December 31, 2005 and 2004

(In millions)		Additions to
Description	Balance at Beginning of Period	Charged Costs and Expenses	Deductions (a)		Balance at End of Period
Year Ended December 31, 2004—Predecessor Company Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$24	$12	$13		$23
Obsolescence allowance— Flight equipment spare parts	$36	$22	$16		$42
Valuation allowance for deferred tax assets	$2,119	$629	$5		$2,743
Year Ended December 31, 2005—Predecessor Company Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$23	$8	$9		$22
Obsolescence allowance— Flight equipment spare parts	$42	$44	$20		$66
Valuation allowance for deferred tax assets	$2,743	$7,779	$28		$10,494
Period from January 1, 2006 to January 31, 2006—Predecessor Company Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$22	$6	$1		$27
Obsolescence allowance— Flight equipment spare parts	$66	$—	$66	(b)	$—
Valuation allowance for deferred tax assets	$10,494	$155	$8,397	(b)	$2,252
Period from February 1, 2006 to December 31, 2006—Successor Company Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$27	$18	$18		$27
Obsolescence allowance— Flight equipment spare parts	$—	$6	$—		$6
Valuation allowance for deferred tax assets	$2,252	$—	$62		$2,190

(a)           Deduction from reserve for purpose for which reserve was created.

(b)          Amounts include adjustments as required for the adoption of fresh-start reporting on February 1, 2006.

EXHIBIT INDEX

*3.1	Restated Certificate of Incorporation of United Air Lines, Inc. (filed as Exhibit 3.1 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)
*3.2	Amended and Restated Bylaws of United Air Lines, Inc. (filed as Exhibit 3.2 to United’s Form 8-K filed February 1, 2006, Commission file number 1-11355, and incorporated herein by reference)
*4.1

Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.2

First Amendment, dated February 10, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.10 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033 and incorporated herein by reference)

*4.3

Second Amendment, dated February 10, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.11 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.4

Third Amendment, dated February 18, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.12 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*4.5

Fourth Amendment, dated March 27, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.6 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.6

Fifth Amendment, dated May 15, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.7 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.7

Sixth Amendment, dated October 10, 2003, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.8 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.8

Seventh Amendment, dated May 7, 2004, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.9 to UAL’s Form 10-Q for the quarter ended June 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.9

Eighth Amendment, dated July 22, 2004, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed September 8, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.10

Ninth Amendment, dated November 5, 2004, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.23 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.11

Tenth Amendment, dated January 26, 2005, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.24 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*4.12

Eleventh Amendment, dated April 8, 2005, to Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30. 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.13

Twelfth Amendment, dated July 19, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL’s Form 8-K filed July 20, 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.14

Thirteenth Amendment, dated August 11, 2005, to the Revolving Credit, Term Loan and Guaranty Agreement, dated December 24, 2002, by and among United Air Lines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 99.1 to UAL’s Form 8-K filed August 30, 2005, Commission file number 1-6033, and incorporated herein by reference)

*4.15

Revolving Credit, Term Loan and Guaranty Agreement, dated February 1, 2006, by and among United Air lined, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.16

Consent and First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated August 4, 2006, by and among United Air Lines, Inc., UAL Corporation and certain subsidiaries of United Air Lines, Inc. and UAL Corporation as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.16 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.17

Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement, dated as of February 2, 2007, by and among United Airlines, Inc., UAL Corporation, certain subsidiaries of United Air Lines, Inc. and UAL Corporation, as named therein, the Lenders named therein, JP Morgan Chase Bank, et al. (filed as Exhibit 4.1 to UAL’s From 8-K filed February 5, 2007, Commission file number 1-6033, and incorporated herein by reference)

*4.18

Indenture, dated as of February 1, 2006, among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 6% Senior Notes due 2031 and 8% Contingent Senior Notes (filed as Exhibit 4.2 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.19

Indenture, dated as of February 1, 2006, among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee, providing for issuance at 5% Senior Convertible notes due 2021 (filed as Exhibit 4.3 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.20

First Supplement to Indenture, dated February 16, 2006, among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and the Bank of New York Trust Company, N.A. as Trustee (filed as Exhibit 99.1 to UAL’s Form 8-K filed February 21, 2006, Commission file number 1-6033, and incorporated herein by reference)

*4.21

Indenture, dated as of July 25, 2006, among UAL Corporation as Issuer, United Air Lines, Inc. as Guarantor and The Bank of New York Trust Company, N.A., as Trustee, providing issuance of 4.50% Senior Limited-Subordination Convertible Notes due 2021 (filed as Exhibit 4.1 to UAL’s Form 8-K filed July 27, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.1

UAL Corporation Success Sharing Program—Performance Incentive Plan (filed as Exhibit 10.41 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.2

Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan, dated July 15, 2004, (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.3

Declaration of Amendment to UAL Corporation Success Sharing Program - Performance Incentive Plan, dated August 24, 2004, (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.4

UAL Corporation Success Sharing Program—Performance Incentive Plan effective January 1, 2007 (filed as Exhibit 10.4 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.5

UAL Corporation Success Sharing Program—Profit Sharing Plan effective January 1, 2006 (filed as Exhibit 10.5 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.6	UAL Corporation Employees Performance Incentive Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-6033, and incorporated herein by reference)
*†10.7

First Amendment of UAL Corporation Performance Incentive Plan, dated February 23, 2006, (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 28, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.8

UAL Corporation Retention and Recognition Bonus Plan (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.9	UAL Corporation Executive Severance Policy (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2003, Commission file number 1-6033, and incorporated herein by reference)
*†10.10	United NewVentures Long Term Incentive Plan (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2001, Commission file number 1-6033, and incorporated herein by reference)
*†10.11

First Amendment to United NewVentures Long Term Incentive Plan, dated June 24, 2003, (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended June 30, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.12

Second Amendment of United NewVentures Long Term Incentive Plan, dated February 23, 2006 (filed as Exhibit 10.2 to UAL’s Form 8-K dated February 28, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.13

Employment Agreement, dated September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.14

Amendment No. 1, dated December 8, 2002, to the Employment Agreement, dated September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.44 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.15

Amendment No. 2, dated February 17, 2003, to the Employment Agreement, dated September 5, 2002, by and among United Air Lines, Inc., UAL Corporation and Glenn F. Tilton (filed as Exhibit 10.45 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.16

Amendment No. 3, dated September 29, 2006, to the Employment Agreement, dated September 5, 2002, among UAL Corporation, United Air Lines, Inc. and Glenn F. Tilton (filed as Exhibit 99.2 to UAL’s Form 8-K filed on September 29, 2006, Commission file number, 1-6033, and incorporated herein by reference)

*†10.17

Letter Agreement, dated April 4, 2003, between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.50 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.18

Letter Agreement, dated May 13, 2004, between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.19

Letter Agreement, dated July 29, 2004, between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.2 to UAL’s Form 10-Q for the quarter ended September 30, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.20

Letter Agreement, dated March 11, 2005, between Glenn F. Tilton, UAL Corporation and United Air Lines, Inc. (filed as Exhibit 10.43 to UAL’s Form 10-K for the year ended December 31, 2004, Commission file number 1-6033, and incorporated herein by reference)

*†10.21

Glenn F. Tilton Secular Trust Agreement No. 1, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit C to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.22

Amendment No. 1, dated February 17, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 1, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.47 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.23

Amendment No. 2, dated February 28, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 1, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.48 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.24

Amendment No. 3, dated December 31, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 1, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.25

Glenn F. Tilton Secular Trust Agreement No. 2, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit D to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.26

Amendment No. 1 dated, February 17, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 2, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.50 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.27

Amendment No. 2, dated February 28, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 2, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.51 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.28

Amendment No. 3, dated December 31, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 2, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.58 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.29

Glenn F. Tilton Secular Trust Agreement No. 3, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and the Northern Trust Company (filed as Exhibit E to Exhibit 10.3 to UAL’s Form 10-Q for the quarter ended September 30, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.30

Amendment No. 1, dated February 17, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 3, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.53 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.31

Amendment No. 2, dated February 28, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 3, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.54 to UAL’s Form 10-K for the year ended December 31, 2002, Commission file number 1-6033, and incorporated herein by reference)

*†10.32

Amendment No. 3, dated December 31, 2003, to the Glenn F. Tilton Secular Trust Agreement No. 3, dated September 5, 2002, by and among UAL Corporation, Glenn F. Tilton and The Northern Trust Company (filed as Exhibit 10.62 to UAL’s Form 10-K for the year ended December 31, 2003, Commission file number 1-6033, and incorporated herein by reference)

*†10.33

Agreement between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL’s Form 10-Q for the quarter ended September 30, 2001, Commission file number 1-6033, and incorporated herein by reference)

*†10.34

Letter Agreement, dated May 1, 2006, between UAL Corporation, United Air Lines, Inc. and Douglas A. Hacker (filed as Exhibit 10.1 to UAL’s Form 8-K filed April 11, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.35

Employment Agreement, dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald (filed as Exhibit 99.3 to UAL’s Form 8-K filed on September 29, 2006, Commission file number 1-6033, and incorporated herein by reference)

*†10.36	Description of Officer Benefits (filed as Exhibit 10.40 to UAL’s Form 10-K for the year ended December 31, 2006, Commission file number 1-6033, and incorporated herein by reference)
*†10.37	UAL Corporation 2006 Management Equity Incentive Plan (filed as Exhibit 10.1 to UAL’s Form 8-K filed February 1, 2006, Commission file number 1-6033, and incorporated herein by reference)

12	Computation of Ratio of Earnings to Fixed Charges
21	List of United subsidiaries
23	Consent of Independent Public Accountants
31.1	Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*      Previously Filed

†      Indicates Management contract or compensatory plan or arrangement