Form 10-Q
period 2008-03-31
UNITED AIR LINES INC; UAL CORP /DE/
filed 2008-05-09
CIK 101001, 100517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification No
001-06033 001-11355	UAL Corporation United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	Delaware Delaware	36-2675207 36-2675206

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UAL Corporation	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

UAL Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UAL Corporation	Yes ☐ No ☒
United Air Lines, Inc.	Yes ☐ No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2008.

UAL Corporation	125,759,290 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Passenger—United Airlines	$3,545	$3,264
Passenger—Regional Affiliates	715	675
Cargo	218	168
Other operating revenues	233	266

	4,711	4,373

Operating expenses:
Aircraft fuel	1,575	1,041
Salaries and related costs	1,046	1,068
Regional affiliates	779	692
Purchased services	349	301
Aircraft maintenance materials and outside repairs	317	281
Landing fees and other rent	230	238
Depreciation and amortization	220	220
Distribution expenses	184	188
Aircraft rent	99	100
Cost of third party sales	64	93
Special items (Note 2)	—	(22)
Other operating expenses	289	265

	5,152	4,465

Loss from operations	(441)	(92)
Other income (expense):
Interest expense	(135)	(206)
Interest income	48	58
Interest capitalized	5	5
Miscellaneous, net	(19)	(2)

	(101)	(145)

Loss before income taxes and equity in earnings of affiliates	(542)	(237)
Income tax benefit	(3)	(84)

Loss before equity in earnings of affiliates	(539)	(153)
Equity in earnings of affiliates, net of tax	2	1

Net loss	$(537)	$(152)

Loss per share, basic and diluted	$(4.45)	$(1.32)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,438	$1,259
Short-term investments	486	2,295
Restricted cash	348	325
Receivables, less allowance for doubtful accounts (2008—$27; 2007—$27)	1,118	888
Prepaid fuel	580	493
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$29; 2007—$25)	239	242
Deferred income taxes	67	78
Prepaid expenses and other	613	515

	5,889	6,095

Operating property and equipment:
Owned—
Flight equipment	9,365	9,335
Advances on flight equipment	102	102
Other property and equipment	1,716	1,669

	11,183	11,106
Less—accumulated depreciation and amortization	(1,206)	(1,062)

	9,977	10,044

Capital leases:
Flight equipment	1,413	1,449
Other property and equipment	35	34

	1,448	1,483
Less—accumulated amortization	(179)	(168)

	1,269	1,315

	11,246	11,359

Other assets:
Intangibles, less accumulated amortization (2008—$271; 2007—$324)	2,848	2,871
Goodwill	2,283	2,280
Restricted cash	380	431
Aircraft lease deposits	334	340
Investments	109	122
Other, net	724	722

	6,678	6,766

	$23,813	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited) (Continued)

(In millions, except shares)

	March 31, 2008	December 31, 2007
Liabilities and Stockholders' Equity
Current liabilities:
Advance ticket sales	$2,422	$1,918
Mileage Plus deferred revenue	1,319	1,268
Accounts payable	849	877
Accrued salaries, wages and benefits	789	896
Long-term debt maturing within one year	706	678
Advanced purchase of miles	655	694
Fuel purchase commitments	580	493
Current obligations under capital leases	271	250
Accrued interest	149	141
Distribution payable	6	257
Other	517	507

	8,263	7,979

Long-term debt	6,198	6,415
Long-term obligations under capital leases	1,079	1,106
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,596	2,569
Postretirement benefit liability	1,832	1,829
Deferred income taxes	627	638
Other	978	895

	6,033	5,931

Commitments and contingent liabilities (Note 12)
Mandatorily convertible preferred securities (Note 4)	74	371
Stockholders' equity (Note 4):
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 125,711,308 and 116,921,049 shares at March 31, 2008 and December 31, 2007, respectively	1	1
Additional capital invested	2,448	2,139
Retained earnings (deficit)	(387)	152
Stock held in treasury, at cost	(25)	(15)
Accumulated other comprehensive income	129	141

	2,166	2,418

	$23,813	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows provided (used) by operating activities:
Net loss	$(537)	$(152)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	504	698
Increase in receivables	(233)	(256)
Depreciation and amortization	220	220
Increase in Mileage Plus deferred revenue and advanced purchase of miles	39	153
Deferred income taxes	(4)	(62)
Other, net	(69)	25

	(80)	626

Cash flows provided (used) by investing activities:
Net sales of short-term investments	1,809	119
Additions to property and equipment	(101)	(68)
(Increase) decrease in restricted cash	28	(9)
Other, net	(11)	(8)

	1,725	34

Cash flows provided (used) by financing activities:
Special distribution to common stockholders	(251)	—
Repayment of other long-term debt	(182)	(318)
Principal payments under capital leases	(12)	(13)
Repayment of Credit Facility	(9)	(986)
Other, net	(12)	1

	(466)	(1,316)

Increase (decrease) in cash and cash equivalents during the period	1,179	(656)
Cash and cash equivalents at beginning of the period	1,259	3,832

Cash and cash equivalents at end of the period	$2,438	$3,176

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Passenger—United Airlines	$3,545	$3,264
Passenger—Regional Affiliates	715	675
Cargo	218	168
Other operating revenues	233	270

	4,711	4,377

Operating expenses:
Aircraft fuel	1,575	1,041
Salaries and related costs	1,046	1,068
Regional affiliates	779	692
Purchased services	349	301
Aircraft maintenance materials and outside repairs	317	281
Landing fees and other rent	230	238
Depreciation and amortization	220	220
Distribution expenses	184	188
Aircraft rent	100	101
Cost of third party sales	64	92
Special items (Note 2)	—	(22)
Other operating expenses	288	264

	5,152	4,464

Loss from operations	(441)	(87)
Other income (expense):
Interest expense	(134)	(206)
Interest income	48	60
Interest capitalized	5	5
Miscellaneous, net	(20)	(1)

	(101)	(142)

Loss before income taxes and equity in earnings of affiliates	(542)	(229)
Income tax benefit	(4)	(80)

Loss before equity in earnings of affiliates	(538)	(149)
Equity in earnings of affiliates, net of tax	2	1

Net loss	$(536)	$(148)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,386	$1,239
Short-term investments	476	2,259
Restricted cash	348	291
Receivables, less allowance for doubtful accounts (2008—$27; 2007—$27)	1,113	880
Prepaid fuel	580	493
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$29; 2007—$25)	239	242
Receivables from related parties	163	151
Deferred income taxes	59	72
Prepaid expenses and other	599	513

	5,963	6,140

Operating property and equipment:
Owned—
Flight equipment	9,359	9,329
Advances on flight equipment	91	91
Other property and equipment	1,715	1,669

	11,165	11,089
Less—accumulated depreciation and amortization	(1,205)	(1,062)

	9,960	10,027

Capital leases:
Flight equipment	1,413	1,449
Other property and equipment	35	34

	1,448	1,483
Less—accumulated amortization	(179)	(168)

	1,269	1,315

	11,229	11,342

Other assets:
Intangibles, less accumulated amortization (2008—$271; 2007—$324)	2,848	2,871
Goodwill	2,283	2,280
Restricted cash	375	431
Aircraft lease deposits	334	340
Investments	109	122
Other, net	713	710

	6,662	6,754

	$23,854	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited) (Continued)

(In millions, except shares)

	March 31, 2008	December 31, 2007
Liabilities and Stockholder's Equity
Current liabilities:
Advance ticket sales	$2,422	$1,918
Mileage Plus deferred revenue	1,319	1,268
Accounts payable	854	882
Accrued salaries, wages and benefits	789	896
Long-term debt maturing within one year	705	678
Advanced purchase of miles	655	694
Fuel purchase commitments	580	493
Current obligations under capital leases	271	250
Accrued interest	149	141
Other	753	723

	8,497	7,943

Long-term debt	6,198	6,412
Long-term obligations under capital leases	1,079	1,106
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,596	2,569
Postretirement benefit liability	1,832	1,829
Deferred income taxes	542	555
Other	978	895

	5,948	5,848

Commitments and contingent liabilities (Note 12)
Parent company mandatorily convertible preferred securities (Note 4)	74	371
Stockholder's equity (Note 4):
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both March 31, 2008 and December 31, 2007	—	—
Additional capital invested	2,308	2,000
Retained earnings (deficit)	(379)	415
Accumulated other comprehensive income	129	141

	2,058	2,556

	$23,854	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows provided (used) by operating activities:
Net loss	$(536)	$(148)
Adjustments to reconcile to net cash provided (used) by operating activities—
Increase in advance ticket sales	504	698
Increase in receivables	(235)	(259)
Depreciation and amortization	220	220
Increase in Mileage Plus deferred revenue and advanced purchase of miles	39	153
Deferred income taxes	(4)	(59)
Other, net	(50)	15

	(62)	620

Cash flows provided (used) by investing activities:
Net sales of short-term investments	1,783	118
Additions to property and equipment	(101)	(68)
Increase in restricted cash	(1)	(16)
Other, net	(11)	(8)

	1,670	26

Cash flows provided (used) by financing activities:
Dividend to parent	(258)	—
Repayment of other long-term debt	(181)	(318)
Principal payments under capital leases	(12)	(13)
Repayment of Credit Facility	(9)	(986)
Other, net	(1)	15

	(461)	(1,302)

Increase (decrease) in cash and cash equivalents during the period	1,147	(656)
Cash and cash equivalents at beginning of the period	1,239	3,779

Cash and cash equivalents at end of the period	$2,386	$3,123

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

        UAL Corporation (together with its consolidated subsidiaries, "UAL"), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, "United"). We sometimes use the words "we," "our," "us," and the "Company" in this Form 10-Q for disclosures that relate to both UAL and United.

        This Quarterly Report on Form 10-Q is a combined report of UAL and United. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (Unaudited) apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.

        Interim Financial Statements.    The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that meet generally accepted accounting principles ("GAAP") have been condensed or omitted as permitted by the SEC. UAL and United believe that the disclosures presented here are not misleading. The financial statements include all adjustments, which include only normal recurring adjustments that are considered necessary for a fair presentation of the financial position and results of operations of UAL and United. These financial statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report").

        Investments.    The Company's cash equivalents and short-term investments are classified as held-to-maturity. In addition, the Company has $76 million of debt securities that are reported as non-current investments, which are classified as available-for-sale. The non-current debt investments are some of the Company's previously issued debt instruments that were acquired in open market transactions during 2007.

        Mileage Plus Accounting.    Since the earnings process is not complete at the time miles are earned by Mileage Plus members or sold to third parties, a portion of the revenue from ticket sales that relates to earned miles and revenue from the sale of miles to third parties is deferred and recognized as revenue at the time the miles are redeemed by members. For those miles that the Company estimates will go unredeemed by members, the Company recognizes revenue over the expected customer redemption period.

        In 2007, the Company's estimate of expired miles was limited to miles that were expected to deactivate after an 18 month period of account inactivity as defined in the Mileage Plus program rules ("deactivated miles"). United estimated the number of accounts that it expected to deactivate and ratably recognized revenue for these expected deactivated miles over the 18 month period of inactivity.

        In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total period of time over which revenue from the expiration of miles is recognized taking into consideration the estimated period of miles redemption. These changes are expected to result in the recognition of revenue from expired miles in proportion to

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1) Basis of Presentation (Continued)

the pattern of revenue recognition from customer redemptions of miles. The Company does not expect these changes in estimate to materially change Mileage Plus revenue recognition in 2008.

(2) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code

        Bankruptcy Considerations.    UAL and United emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"), the effective date of the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization") confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). The following discussion provides general background information regarding the Company's pending litigation related to the bankruptcy reorganization, and is not intended to be an exhaustive summary. Detailed information pertaining to the bankruptcy filings may be obtained at www.pd-ual.com.

        Significant Matters Remaining to be Resolved in Chapter 11 Cases.    The following material matters remain to be resolved in the Bankruptcy Court or another court:

  (a)
  SFO Municipal Bond Secured Interest.    HSBC Bank Inc. ("HSBC"), as trustee for the 1997 municipal bonds related to San Francisco International Airport ("SFO"), filed a complaint against United asserting a security interest in United's leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC's $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued $27 million as its estimated obligation as of March 31, 2008 and December 31, 2007. After the Bankruptcy Court denied various post-trial motions, both parties appealed to the District Court and on March 27, 2008 the District Court affirmed the Bankruptcy Court decision in all respects. HSBC filed a notice of appeal of the District Court's judgment on April 16, 2008.

  (b)
  LAX Municipal Bond Secured Interest.    There is pending litigation before the Bankruptcy Court regarding the extent to which the Los Angeles International Airport ("LAX") municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. Trial on this matter occurred during April 2007 and the two parties filed post-trial briefs in the second quarter of 2007. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million. United has accrued this amount as its estimated obligation as of March 31, 2008 and December 31, 2007. Both parties have appealed to the District Court and those appeals are pending.

        The special item of $22 million in the first quarter 2007 relates to accrual reductions for pending SFO and LAX litigation.

        Claims Resolution Process.    As permitted under the bankruptcy process, the Debtors' creditors filed proofs of claim with the Bankruptcy Court. Through the claims resolution process, the Company

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(2) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code (Continued)

identified many claims which were disallowed by the Bankruptcy Court for a number of reasons, such as claims that were duplicative, amended or superseded by later filed claims, were without merit, or were otherwise overstated. Throughout the Chapter 11 proceedings, the Company resolved many claims through settlement or objections ordered by the Bankruptcy Court. The Company will continue to settle claims and file additional objections with the Bankruptcy Court.

        With respect to unsecured claims, approximately 112 million shares of UAL common stock were issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Company's Plan of Reorganization, and March 31, 2008. As of March 31, 2008, there are approximately 2.7 million remaining shares of UAL common stock being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions of shares will not occur until late 2008 or later, pending resolution of bankruptcy matters such as those discussed above. UAL and United currently estimate that the probable range of unsecured claims to be ultimately allowed by the Bankruptcy Court will be between $29.3 billion and $29.6 billion.

        The table below includes the Company's activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the three months ended March 31, 2008. These reserves are primarily classified in other current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited). As of March 31, 2008 and December 31, 2007, $60 million of the administrative and priority claims accruals represents reserves for probable liabilities under the pending litigation to determine the extent to which security interests exist in the underlying facility leases for SFO and LAX, as described above.

(In millions)
Balance at December 31, 2007	$98
Payments	(3)

Balance at March 31, 2008	$95

(3) New Accounting Pronouncements

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company for periods beginning January 1, 2009, although early adoption is allowed. The Company has not determined whether it will adopt SFAS 161 prior to January 1, 2009, and is currently evaluating the potential impact of SFAS 161 on its consolidated financial statements.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(3) New Accounting Pronouncements (Continued)

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), with respect to its financial assets and financial liabilities. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. The adoption of SFAS 157 did not have a material impact on the Company's financial statements. FASB Staff Position No. FAS 157-2, issued in February 2008, delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. The Company has not determined the impact, if any, that the adoption of SFAS 157 will have on its nonfinancial assets and nonfinancial liabilities. The Company will be required to apply SFAS 157 to these nonfinancial assets and nonfinancial liabilities effective January 1, 2009. See Note 11, "Financial Instruments and Risk Management," for SFAS 157 disclosures related to financial assets and financial liabilities.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement was effective for the Company as of January 1, 2008, and did not have any impact on its results of operations or financial position as the Company did not elect to apply the fair value option to any of its assets or liabilities.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4) Common Stockholders' Equity and Mandatorily Convertible Preferred Securities

        Changes in the number of shares of UAL common stock outstanding and held in treasury during the three month period ended March 31, 2008 were as follows:

UAL	Three Months Ended March 31, 2008
UAL common stock outstanding at beginning of period	116,921,049
Issuance of UAL common stock upon conversion of preferred stock	8,896,313
Issuance of UAL common stock to creditors	58,216
Issuance of UAL common stock to employees	99,164
Forfeiture of non-vested UAL restricted stock	(22,173)
Treasury shares acquired	(241,261)

UAL common stock outstanding at end of period	125,711,308

Treasury shares at beginning of period	396,595
Shares acquired for treasury	241,261

Treasury shares at end of period	637,856

        As reflected in the table above, 8.9 million shares of UAL common stock were issued upon a preferred stockholder's elections to exercise its conversion option of 4.0 million shares of 2% mandatorily convertible preferred stock during the first quarter of 2008. The Company increased additional paid in capital by $298 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions. See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Claims Resolution Process" and Note 5, "Per Share Amounts" for information regarding shares of UAL common stock distributed to creditors in 2008 and 2.7 million shares that are reserved as of March 31, 2008 and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired during the three month period were shares acquired for tax withholding obligations under UAL's share-based compensation plans.

        United Dividend.    In the first quarter of 2008, United issued a dividend of $258 million to UAL resulting in a reduction in United's retained earnings. The purpose of the dividend was to provide cash to UAL to fund the special distribution to UAL common stockholders, which was declared in December 2007 and substantially paid in January 2008. The portion of the special distribution remaining to be paid relates to the UAL shares reserved for issuance pending settlement of bankruptcy matters. The dividend from United to UAL did not impact UAL's consolidated equity.

(5) Per Share Amounts (UAL Only)

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), UAL basic per share amounts were computed by dividing earnings available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 2.7 million shares of UAL common stock remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in UAL outstanding basic shares as the necessary conditions for issuance have been satisfied. UAL's $515 million of 6% senior notes are callable at any

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(5) Per Share Amounts (UAL Only) (Continued)

time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL's option. These notes are not included in the diluted earnings per share calculation as it is UAL's intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities which have been excluded from the computation of diluted per share amounts as they have an anti-dilutive effect.

	Three Months Ended March 31,
(In millions)
	2008	2007
Loss per share:
Net loss	$(537)	$(152)
Preferred stock dividend requirements	(2)	(3)

Loss available to common stockholders	$(539)	$(155)

Basic weighted average shares outstanding	121.1	117.0

Loss per share, basic and diluted	$(4.45)	$(1.32)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.2	4.4
Restricted shares	1.4	2.0
2% preferred securities	8.1	10.9
4.5% senior limited-subordination convertible notes	22.1	20.8
5% convertible notes	3.4	3.2

	39.2	41.3

(6) Share-Based Compensation Plans

        Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. As part of the Plan of Reorganization, the Bankruptcy Court approved UAL's share-based compensation plans known as the Director Equity Incentive Plan ("DEIP") and the Management Equity Incentive Plan ("MEIP") which became effective on February 1, 2006. A total of 630,399 and 728,237 awards were available for grant as of March 31, 2008 and December 31, 2007, respectively, under the MEIP and DEIP. The Company recognized share-based compensation expense of $11 million and $15 million during the three months ended March 31, 2008 and 2007, respectively. The Company's unrecognized share-based compensation expense was $35 million and $41 million as of March 31, 2008

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(6) Share-Based Compensation Plans (Continued)

and December 31, 2007, respectively. The table below summarizes stock option activity pursuant to UAL's MEIP stock options for the three months ended March 31, 2008:

Options
Outstanding at beginning of period	4,150,093
Granted	99,700
Exercised	(6,864)
Canceled	(74,649)

Outstanding at end of period	4,168,280

Exercisable (vested) at end of period	1,954,250

        The table below summarizes UAL's restricted stock activity for the three months ended March 31, 2008:

Restricted Stock
Nonvested at beginning of period	2,017,989
Granted	93,300
Vested	(701,053)
Terminated	(22,173)

Nonvested at end of period	1,388,063

(7) Income Taxes

        UAL and United both recorded a small income tax benefit for the three months ended March 31, 2008, as the tax benefits of their net operating losses were almost completely offset by a valuation allowance. For the three months ended March 31, 2007, UAL and United had effective tax rates of 36% and 35%, respectively, which were based on forecasted income for 2007.

        The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. UAL had a valuation allowance against its deferred tax assets of $2,008 million and $1,815 million at March 31, 2008 and December 31, 2007, respectively, to reflect management's assessment regarding their future realization. United had valuation allowances of $1,950 million and $1,757 million at March 31, 2008 and December 31, 2007, respectively. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. Under the accounting rules in effect for UAL's and United's 2008 fiscal year, reductions in the portion of the total valuation allowance recorded prior to February 1, 2006, if any should occur, would be recorded as a reduction of goodwill, to the extent thereof, and then as a reduction of other intangible assets. Beginning January 1, 2009, under the provisions of FASB's Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, reductions in the valuation allowance attributable to all periods, if any should occur, will

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(7) Income Taxes (Continued)

be recorded as an adjustment to income tax expense in the Company's Statements of Consolidated Operations (Unaudited).

        As a result of the Company's emergence from bankruptcy, the Company has an unrecorded tax benefit of $802 million and $801 million at March 31, 2008 and December 31, 2007, respectively, attributable to the difference between the amount of financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable.

        As of March 31, 2008, UAL and United had a federal net operating loss ("NOL") carry forward of approximately $7.0 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.6 billion. These benefits, which originated primarily before the Company emerged from bankruptcy, will expire over a five to twenty year period. The Company's ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To reduce the possibility of a potential adverse effect on the Company's ability to utilize its NOL carry forward benefits, the Company's certificate of incorporation contains a "5% Ownership Limitation," applicable to all stockholders except the Pension Benefit Guaranty Corporation ("PBGC"). The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL's common stock, unless prior written approval is granted by the UAL Board of Directors.

        UAL's income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL's consolidated income tax returns.

(8) Retirement and Postretirement Plans

        UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the U.S. Internationally, the Company maintains a number of small pension plans covering much of its local, non-U.S. workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as "Other Benefits" in the tables below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(8) Retirement and Postretirement Plans (Continued)

        The Company's net periodic benefit cost included the following components:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)
	2008	2007	2008	2007
Service cost	$2	$2	$8	$9
Interest cost	3	2	30	31
Expected return on plan assets	(3)	(2)	(1)	(1)
Amortization of unrecognized gain and prior service cost	(1)	—	(4)	(2)

Net periodic benefit costs	$1	$2	$33	$37

(9) Segment Information

        We manage our business by two reportable segments: Mainline and United Express. The table below includes segment information for UAL and United for the three month periods ended March 31, 2008 and 2007. See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code," for discussion of the special items presented in the table below.

	Three Months Ended March 31,
(In millions)
	2008	2007
UAL segment information
Revenue:
Mainline	$3,996	$3,698
United Express	715	675

Total	$4,711	$4,373

Segment loss:
Mainline	$(476)	$(241)
United Express	(64)	(17)
Special expense items	—	22
Less: equity earnings(a)	(2)	(1)

Consolidated loss before income taxes and equity in earnings of affiliates	$(542)	$(237)

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(9) Segment Information (Continued)

	Three Months Ended March 31,
(In millions)
	2008	2007
United segment information
Revenue:
Mainline	$3,996	$3,702
United Express	715	675

Total	$4,711	$4,377

Segment loss:
Mainline	$(476)	$(233)
United Express	(64)	(17)
Special expense items	—	22
Less: equity earnings(a)	(2)	(1)

Consolidated loss before income taxes and equity in earnings of affiliates	$(542)	$(229)

    (a)
    Equity earnings are part of the Mainline segment.

(10) Comprehensive Income (Loss)

        For the three month periods ended March 31, 2008 and 2007, UAL's total comprehensive loss was $549 million and $145 million, respectively. For the three month periods ended March 31, 2008 and 2007, United's total comprehensive loss was $548 million and $140 million, respectively. In the first quarter of 2007, the difference between net loss and total comprehensive loss included changes in the fair value of an interest rate swap that was accounted for as a cash flow hedge. In the first quarter of 2008 and 2007, the comprehensive loss included amortization of the interest rate swap deferred gain due to actual hedged cash flows and reductions in the amount of cash flows hedged, as well as a fair value adjustment in 2008 to the EETC investments. In addition, comprehensive loss in both quarters included amortization of deferred net periodic pension and other postretirement benefit costs that were recorded as a component of accumulated other comprehensive income for the years ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standard No. 158, Employers' Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.

(11) Financial Instruments and Risk Management

        Fair Value Information.    Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(11) Financial Instruments and Risk Management (Continued)

requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The table below presents disclosures about the fair value of financial assets and financial liabilities recognized in the Company's Condensed Statements of Consolidated Financial Position (Unaudited).

		Fair Value Measurements at Reporting Date Using
(In millions)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
EETC available-for-sale securities	$76	$—	$76	$—
Fuel derivative receivables	50	—	50	—
Foreign currency receivables	1	—	1	—

Total financial assets	$127	$—	$127	$—

Total financial liabilities—Foreign currency payables	$6	$—	$6	$—

        Fair value of the above financial instruments was determined as follows:

Description	Valuation Methodology
Enhanced Equipment Trust Certificates ("EETCs")	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of similar EETC instruments issued by other airlines.
Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable inputs.
Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(11) Financial Instruments and Risk Management (Continued)

        Aircraft Fuel Hedges.    We have a risk management strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars involve the simultaneous purchase and sale of call and put options with identical expiration dates. In the three month periods ended March 31, 2008 and 2007, the Company entered into and settled various derivative positions that were accounted for as economic hedges rather than cash flow or fair value hedges under SFAS 133. In the three months ended March 31, 2008 and 2007, the Company recognized net hedge gains of $41 million and $21 million, respectively that were classified as Mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). The net hedge gains recorded in the three month periods ended March 31, 2008 included $32 million of unrealized mark-to-market gains for contracts settling after March 31, 2008.

        As of March 31, 2008, the Company had hedged 30% of forecasted second quarter 2008 fuel consumption of which 76% is through three-way collars with upside protection, on a weighted-average basis, beginning from $87 per barrel and capped at $97 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $81 per barrel. The remaining 24% is hedged through collars with upside protection, on a weighted-average basis, beginning at a crude oil equivalent price of $102 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $92 per barrel.

        As of March 31, 2008, the Company had hedged 25% of forecasted fuel consumption for the last nine months of 2008, of which 69% is through three-way collars with upside protection, on a weighted-average basis, beginning from $89 per barrel and capped at $101 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $83 per barrel. The remaining 31% is hedged through collars with upside protection, on a weighted-average, beginning at a crude oil equivalent price of $97 per barrel with payment obligations, on a weighted-average, beginning if crude oil drops below $87 per barrel.

        Foreign Exchange.    As of March 31, 2008, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European euro and Japanese yen. As of March 31, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $271 million. These contracts expire at various dates through December 2008. For the three months ended March 31, 2008, a total realized and unrealized loss of $8 million was recorded in non-operating expenses from these derivative positions. The Company had no similar gains or losses in the first quarter of 2007 as the Company began this hedging program in the second quarter of 2007.

(12) Commitments, Contingent Liabilities and Uncertainties

        General Guarantees and Indemnifications.    In the normal course of business, the Company enters into numerous real estate leasing and aircraft financing arrangements that have various guarantees included in the contracts. These guarantees are primarily in the form of indemnities. In both leasing and financing transactions, the Company typically indemnifies the lessors, and any financing parties, against tort liabilities that arise out of the use, occupancy, operation or maintenance of the leased premises or financed aircraft. Currently, management believes that any future payments required under these guarantees or indemnities would be immaterial, as most tort liabilities and related indemnities are covered by insurance (subject to deductibles). Additionally, certain leased premises such as fueling

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(12) Commitments, Contingent Liabilities and Uncertainties (Continued)

stations or storage facilities include indemnities of such parties for any environmental liability that may arise out of or relate to the use of the leased premises.

        Bankruptcy Matters.    See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Significant Matters Remaining to be Resolved in Chapter 11 Cases," for a discussion of contingencies associated with the Company's bankruptcy proceedings.

        Legal and Environmental Contingencies.    The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations.

        The Company records liabilities for legal and environmental claims when a loss is probable and can be reasonably estimated. These amounts are recorded based on the Company's assessments of the likelihood of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company's Chapter 11 reorganization, and that claimants' recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.

        The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 carriers on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections, has filed a response vigorously disputing the Commission's allegations against the Company and has requested an oral hearing to present further arguments. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability was recorded as of March 31, 2008 or December 31, 2007. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        Contingent Senior Unsecured Notes.    UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with the Company's fiscal year ending December 31, 2009 and concluding with our fiscal year ending December 31, 2017, a triggering event may occur when, among other things, the Company's EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(12) Commitments, Contingent Liabilities and Uncertainties (Continued)

        Commitments.    At March 31, 2008, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion, after deducting advance payments. The Company's current commitments are primarily for the purchase of, in the aggregate, 42 A319 and A320 aircraft. In January 2006, United reached an agreement with the airframe manufacturer to delay, with the right to cancel these future orders. Such action could cause the forfeiture of up to $91 million of advance payments if United does not take future delivery of some or all of these aircraft. The Company also reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. The Company's current commitments would require the payment of an estimated $0.4 billion in 2008, $0.3 billion for the combined years of 2009 and 2010, $1.3 billion for the combined years of 2011 and 2012 and $0.9 billion thereafter.

        Municipal Bond Guarantees.    The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). In 2006, as a result of the final Bankruptcy Court decisions, certain leases (SFO and LAX) were considered to be financings resulting in the Company's guarantees being discharged in bankruptcy. The Denver International Airport ("DEN") lease related to the 1992 bonds was not rejected. The Company has guaranteed interest and principal payments on $270 million of the DEN bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position at March 31, 2008 or December 31, 2007. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term. There remains certain bankruptcy-related litigation as to whether the LAX and SFO bondholders have a secured interest in certain of the Company's leasehold improvements. The Company has accrued an amount which it estimates is probable to be approved by the Bankruptcy Court for these secured interests. See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Significant Matters Remaining to be Resolved in Chapter 11 Cases," for a discussion of ongoing litigation with respect to certain of these obligations.

(13) Debt Obligations

        In March 2008, in accordance with the terms of its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated as of February 2, 2007 with JPMorgan Chase Bank, N.A., Citicorp USA, Inc., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC (the "Amended Credit Facility"), United provided notice to the lenders of its intent to remove certain assets from the collateral securing its outstanding loans. The release of such collateral was effective as of April 16, 2008. The release of collateral, which was valued at

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(13) Debt Obligations (Continued)

approximately $650 million, was facilitated, in part, by the reduction in outstanding loans under the Amended Credit Facility following United's $500 million prepayment in December 2007. United's assets released from the Amended Credit Facility collateral included all domestic slots, spare engines, flight simulators, owned real property and related fixtures previously securing the Amended Credit Facility. Following such release of collateral, the Amended Credit Facility is secured by certain of United's international route authorities, international slots, related gate interests and associated rights.

        Amended Credit Facility and Credit Card Agreement Covenants.    United's Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of March 31, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, includes the following:

        The Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain cash and non-cash charges as further defined by the Amended Credit Facility.

        The requirement to meet a fixed charge coverage ratio was suspended for the four quarters beginning with the second quarter of 2008, and ending with the first quarter of 2009 and thereafter is determined as set forth below:

Number of Preceding Months Covered	Period Ending	Required Coverage Ratio
Three	June 30, 2009	1.0 to 1.0
Six	September 30, 2009	1.1 to 1.0
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

        The Company also must maintain a minimum unrestricted cash balance of $1.0 billion at any time from the effective date of the May 2008 amendment. All other provisions of the Amended Credit Facility remain unchanged.

        Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of March 31, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company's control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(13) Debt Obligations (Continued)

Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company's ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

        Credit Card Processing Agreements.    The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve (referred to as a "holdback") equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as "relevant advanced ticket sales").

        As of March 31, 2008, such financial institutions maintained an aggregate holdback of $319 million in credit card sales proceeds otherwise due to United. This holdback amount was classified as restricted cash in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

        Under the Company's largest credit card processor agreement, the amount of any such holdback is determined, based on, among other things such as payment defaults with respect to any material indebtedness or any material trade payable, the amount of unrestricted cash held by the Company and the Company's fixed charge coverage ratio, both as defined under the Amended Credit Facility. This agreement currently requires a 25% holdback of relevant advanced ticket sales. In order for this holdback to not increase above 25%, the Company must maintain at least 90% of both the minimum required fixed charge coverage ratio and the minimum required unrestricted cash balance, as specified in the Amended Credit Facility for any applicable period for which such covenants are effective. If the Company fails to meet the 90% compliance level for either of these financial covenants when applicable, the card processor may increase its holdback of relevant advanced ticket sales in several successive stages from the current amount of 25% to up to 100% based on additional triggers. The card processing agreement's financial covenants automatically conform to the Amended Credit Facility's financial covenants as these may be amended, waived, or supplemented from time to time, and as a result, these financial covenants have automatically adjusted to conform to the May 2008 amendment to the Amended Credit Facility discussed above. In the May 2008 amendment, the fixed charge coverage ratio requirement was eliminated under the Amended Credit Facility for the four quarterly periods beginning with the second quarter of 2008 and ending with the first quarter of 2009; consequently, no fixed charge coverage ratio is in effect for this card processing agreement for those reporting periods.

        Under another of United's material card processing agreements, this card processor has the right at their sole discretion to review and increase the holdback to up to 100% (and in some cases more than 100%) of relevant advanced ticket sales in the event United's business suffers a material adverse change. As of March 31, 2008, there were no holdbacks under this card agreement.

        An increase in the current holdback balances to higher percentages up to and including to 100% of relevant advanced ticket sales could materially reduce the Company's liquidity.

(14) Impairment Testing

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2008 the Company performed an interim

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(14) Impairment Testing (Continued)

impairment test of its goodwill, all indefinite-lived intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first quarter of 2008 that indicated an impairment might have occurred.

        Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, the reporting of a significant loss in the first quarter of 2008, a softening U.S. economy, an analyst downgrade of UAUA common stock, the announcement of the planned removal from UAL's fleet of thirty aircraft in 2008 and a significant decrease in the fair value of the Company's outstanding equity and debt securities as of the end of the first quarter of 2008. Fuel prices were especially significant. The Company's consolidated fuel expense increased by 50 percent, or $618 million, in the first quarter of 2008 as compared to the year-ago period.

        For purposes of testing goodwill, the Company estimated the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimations and one income estimate, and using relevant data available through and as of March 31, 2008. Under the market approaches, the fair value of the mainline reporting unit was estimated based upon the fair value of invested capital for UAL, as well as a separate comparison to revenue and EBITDAR multiples for similar publicly traded companies in the airline industry. The fair value estimates using both market approaches included a control premium similar to those observed for historical airline and transportation company market transactions.

        Under the income approach, the fair value of the mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of March 31, 2008.

        Taking into consideration an equal weighting of the two market estimations and the income estimate, which has been the Company's practice when performing annual goodwill impairment tests, the indicated fair value of the mainline segment exceeded its carrying value, and therefore goodwill was not impaired as of March 31, 2008.

        The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of March 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. No impairment was indicated for any of these assets as of March 31, 2008.

        For purposes of testing impairment of long-lived assets at March 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through and including March 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield,

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(14) Impairment Testing (Continued)

traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated by obtaining third party quotes, including quotes from airline pricing guides. If a range of fair value was obtained, the low end of the range was used as the estimate of fair value. None of the assets were considered impaired as of March 31, 2008 based on the results of these tests.

        As of March 31, 2008, UAL's market capitalization was approximately $2.7 billion as compared to its book value of approximately $2.2 billion. For the period subsequent to the Company's first quarter earnings announcement on April 22, 2008 through the filing date of this Form 10-Q, the Company's market capitalization declined below book value. Due to extreme fuel price volatility, tight credit markets, the recent decline in UAL's market capitalization and in the fair value of its debt securities, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

(15) Subsequent Event

        In April 2008, the Company received approximately $41 million of cash proceeds from a litigation settlement resulting in the recognition of a $29 million gain during the second quarter of 2008.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        UAL Corporation (together with its consolidated subsidiaries, "UAL"), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, "United"). We sometimes use the words "we," "our," "us" and the "Company" in this Form 10-Q for disclosures that relate to both UAL and United. United's operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its "Mainline" operations), as well as smaller aircraft in its regional operations conducted under contract by "United Express®" carriers.

        United is one of the largest passenger airlines in the world. The Company offers over 3,200 flights a day to more than 200 destinations through its Mainline and United Express services, based on its 2008 flight schedule. United offers more than 1,500 average daily Mainline (including Ted(SM)) departures to more than 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United's domestic hubs, through marketing relationships with United Express carriers, which provide more than 1,700 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world's largest airline network.

        Bankruptcy Matters.    On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). As of the Effective Date, UAL and United adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") resulting in significant changes to their historical financial statements. See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.

        Recent Developments.    The unprecedented increase in fuel prices and a weakening economic environment has created an extremely challenging environment for the industry. In addition, potential industry consolidation, such as the planned Delta Airlines and Northwest Airlines merger, may increase the competitiveness of the industry. The Company is taking a number of actions, described below, to respond to these challenges.

  •
  Crude oil spot prices exceeded $100 per barrel for much of March and April 2008, surpassing the near $100 per barrel peak prices in the fourth quarter of 2007. As discussed further below, continued high jet fuel prices have had a significant negative impact on our results of operations. The Company is focused on mitigating the negative impact of higher fuel costs through cost reductions in other areas, fleet optimization, generation of higher revenues and other strategies as discussed below. However, the Company cannot provide assurance that these strategies will successfully mitigate the ongoing adverse impact of high jet fuel prices on its financial position and results of operations.

  •
  The Company is further reducing mainline domestic capacity. By the fourth quarter of 2008, the Company expects mainline domestic capacity to be down approximately 9% year-over-year,

    following a 5% reduction in the fourth quarter of 2007. For the full year of 2008, consolidated capacity is expected to be approximately 1% to 2% lower than prior year levels. The Company's capacity initiatives also include its recent application to the U.S. Department of Transportation ("DOT") to postpone the start of its nonstop service between San Francisco and Guangzhou for one year. This decision was partly due to increased fuel costs as well as the softening U.S. economy. The Company currently anticipates commencing this service by June 30, 2009.

  •
  The Company plans to remove 30 narrow-body aircraft from its fleet. The aircraft being retired are some of the oldest and least fuel efficient in the Company's fleet. This planned reduction reflects the Company's efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return, particularly in the current economic environment with record high fuel prices and signs of a softening domestic U.S. economy. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return.

  •
  The Company continues to take actions to pass rising commodity costs to customers. In addition to leading the industry in capacity discipline, United has led more than one-third of the approximately 45 broad-based domestic fare and fuel surcharge actions that have been successful since October 2007. The Company is also creating new revenue streams through unbundling products, offering new a la carte services and expanding choices for customers. The Company's existing merchandising programs, such as Economy Plus and Premium Cabin up sell have been extremely successful and the Company has followed these up with initiatives such as the $25 fee for second checked bags announced in February 2008.

  •
  The Company is also expanding the scope of its 2008 cost reduction program. The Company is now targeting an additional $200 million in non-fuel cost savings, in addition to the $200 million cost savings announced earlier this year, for a total of $400 million. The Company is also streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company expects to reduce its salaried and management workforce by 500 employees and its unionized workforce by approximately 600 employees by year-end.

  •
  The Company is also reducing previously planned 2008 capital expenditures of $650 million by approximately $200 million.

  •
  In March 2008, in accordance with the terms of its Amended and Restated Revolving Credit, Term Loan and Guaranty Agreement dated as of February 2, 2007 with JPMorgan Chase Bank, N.A., Citicorp USA, Inc., J.P. Morgan Securities Inc., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC (the "Amended Credit Facility"), United provided notice to the lenders of its intent to remove certain assets from the collateral securing its outstanding loans. The release of such collateral was effective as of April 16, 2008. The release of collateral, which was valued at approximately $650 million, was facilitated, in part, by the reduction in outstanding loans under the Amended Credit Facility following United's $500 million prepayment in December 2007. United's assets released from the Amended Credit Facility collateral included all domestic slots, spare engines, flight simulators, owned real property and related fixtures previously securing the Amended Credit Facility. Following such release of collateral, the Amended Credit Facility is secured by certain of United's international route authorities, international slots, related gate interests and associated rights.

  •
  A transatlantic aviation agreement to replace the existing bilateral arrangements between the U.S. government and the 27 European Union ("EU") member states became effective at the end of March 2008. The future effects of this agreement on our financial position and results of operations cannot be predicted with certainty due to the diverse nature of its potential impacts, including increased competition at London's Heathrow Airport as well as throughout the EU member states. However, we have already taken actions to capitalize on opportunities under the new agreement. In March 2008, the DOT's approval of United's application for antitrust immunity with bmi became effective, allowing the two airlines to integrate their operations at London's Heathrow airport and adding bmi to the multilateral group of Star Alliance carriers that had already been granted antitrust immunity by the DOT.

  •
  On March 31, 2008, the voting for union representation of United's mechanics and related employees, who were represented by the Aircraft Mechanics Fraternal Association ("AMFA"), was concluded. The election determined whether these employees would continue to be represented by AMFA or would become represented by the International Brotherhood of Teamsters (the "Teamsters"). The National Mediation Board certified the Teamsters as the representative of the group on April 1, 2008. The Teamsters assumed the existing collective bargaining agreement between United and this employee group, which remains in effect until it becomes amendable in January 2010.

  •
  In January 2008, UAL paid a special distribution of $2.15 per share to its common stockholders.

  •
  In May 2008, the Company further amended its Amended Credit Facility as discussed in the Liquidity and Capital Resources section, below.

  •
  In May 2008, the Company announced its plans to offer new daily nonstop passenger and cargo service from Washington Dulles to Dubai and Moscow. Service to both destinations will commence on October 26, 2008, pending government approvals.

        Financial Results.    The air travel business is subject to seasonal fluctuations and, historically, the Company's results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company's results of operations can be impacted by adverse weather, air traffic control delay, economic conditions and other factors in any period.

        In the three month period ended March 31, 2008, UAL's loss before income taxes and equity in earnings of affiliates of $542 million was an increase of $305 million as compared to the same period in 2007. In the three month period ended March 31, 2008, UAL's net loss of $537 million was an increase of $385 million as compared to the same period in 2007. United generated a net loss of $536 million, consistent with that of UAL.

        The items below highlight some of the more significant variances in the 2008 period as compared to the 2007 period. For a more detailed discussion of these items and additional factors impacting our financial performance see Results of Operations, below.

  •
  As noted above, market prices for fuel were significantly greater in 2008 as compared to 2007. The increase in market prices was the primary contributor to a $534 million increase in mainline fuel cost in the three months ended March 31, 2008 as compared to the year-ago period, as discussed below in Results of Operations—Operating Expenses. Higher revenue from increases in ticket prices partially mitigated the increased fuel cost.

  •
  The three month period ended March 31, 2007 included an estimated benefit of $28 million in mainline and regional affiliate revenues due to the Company's policy change in the Mileage Plus expiration period from 36 months to 18 months for inactive accounts, effective December 31, 2007.

  •
  During the three month period ended March 31, 2007, the Company reduced its accrual for bankruptcy litigation associated with potential security interests in its San Francisco International Airport ("SFO") and Los Angeles International Airport ("LAX") facility leases by a total of $22 million based on an updated analysis of its contingent liabilities under this litigation. The total $22 million benefit from this change in estimate was classified as a special item in the Condensed Statements of Consolidated Operations (Unaudited). The Company did not record any special items in the 2008 period.

  •
  In the three month period ended March 31, 2007, UAL and United recognized income tax benefits of $84 million and $80 million, respectively. An insignificant income tax benefit was recorded in the 2008 period, because most of the tax benefit generated during this period was offset by the recording of a valuation allowance.

  •
  UAL recorded a $61 million decrease in interest expense, net of interest income, for the three months ended March 31, 2008 as compared to the year-ago period primarily due to debt reductions of over $2.0 billion throughout the year ended December 31, 2007. Several debt refinancings in 2007 also contributed to a year-over-year interest expense reduction due to more favorable interest rates. In addition, the 2007 period included $23 million of expenses associated with our Amended Credit Facility prepayment and amendment, and no similar expenses were incurred in the 2008 period.

        Liquidity.    At March 31, 2008, UAL had total cash, including restricted cash and short-term investments, of $3.7 billion, of which $3.6 billion was held by United. UAL and United operating activities used cash of $80 million and $62 million, respectively, during the three month period ended March 31, 2008, as compared to the generation of operating cash flow of $626 million and $620 million, respectively, in the first quarter of 2007. Lower cash and short-term investment balances at March 31 2008 as compared to December 31, 2007, and lower operating cash flow in the 2008 quarter as compared to the 2007 quarter, resulted mainly from higher fuel costs, as further discussed in the Results of Operations and Liquidity and Capital Resources sections below.

        Capital Commitments.    At March 31, 2008, the Company's future commitments for the purchase of property and equipment, principally aircraft, approximated $2.9 billion, after deducting advance payments. Our current commitments are primarily for the purchase of A319 and A320 aircraft. United has the right to cancel these orders. Such action could cause the forfeiture of up to $91 million of advance payments if United does not take some or all future deliveries of these aircraft. For further details, see Note 12, "Commitments, Contingent Liabilities and Uncertainties" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

        Contingencies.    During the course of the Company's Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, see Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Bankruptcy Considerations" and Note 12, "Commitments, Contingent Liabilities and Uncertainties" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

        Municipal Bond Obligations & Off-Balance Sheet Financing.    We are a party to numerous long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds issued by various local municipalities to build or improve airport and maintenance facilities. United had been advised that these municipal bonds may have been unsecured (or in certain instances, partially secured) pre-petition debt. In 2006, certain of United's municipal bond obligations relating to LAX and SFO were conclusively adjudicated through the Bankruptcy Court as financings and not true leases; however, there remains pending litigation to determine the value of the security interests, if any, that the bondholders at LAX and SFO have in our underlying leaseholds.

        United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the "Denver Bonds"). This guarantee replaces our prior guarantee of $261 million of bonds issued by the City and County of Denver,

Colorado in 1992. These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company's Condensed Statements of Consolidated Financial Position (Unaudited).

        Legal and Environmental.    The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations. When appropriate, United accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company's Chapter 11 reorganization, and that claimants' recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.

        The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 carriers on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections, has filed a response vigorously disputing the Commission's allegations against the Company and has requested an oral hearing to present further arguments. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability was recorded as of March 31, 2008 or December 31, 2007. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        Many aspects of United's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

Results of Operations

        United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained.

        UAL's loss from operations of $441 million in the three months ended March 31, 2008 increased by $349 million as compared to the operating loss of $92 million in the year-ago period. UAL's net loss increased by $385 million to $537 million in the three month period ended March 31, 2008 from a net loss of $152 million in the year-ago period. United had similar fluctuations in its results of operations with its operating loss and net loss increasing by $354 million and $388 million, respectively, in the same periods. The negative fluctuation in our results of operations was primarily due to increased fuel cost and the absence of a $22 million special item and a $28 million benefit from a change in estimate, both of which relatively benefited the 2007 period but not the 2008 period. The income tax benefit recorded in 2007 was also significantly greater than in 2008. These negative factors were partially offset by increased revenue, cost control initiatives and the incremental benefits of certain debt repayments and restructuring which occurred during 2007.

        Operating Revenues.    The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended March 31,
(In millions)			$ Change	% Change
	2008	2007
Passenger—United Airlines	$3,545	$3,264	$281	8.6
Passenger—Regional Affiliates	715	675	40	5.9
Cargo	218	168	50	29.8
Other operating revenues	233	266	(33)	(12.4)

UAL total	$4,711	$4,373	$338	7.7

United total	$4,711	$4,377	$334	7.6

        The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region, and from our United Express segment, expressed as first quarter period-to-period changes.

2008	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$81		$84		$95		$21		$281		$40		$321
Passenger revenues	4.0%		12.1%		20.9%		15.7%		8.6%		5.9%		8.1%
Available seat miles (ASMs)	(6.4)%		5.6%		18.3%		3.2%		—%		(1.2)%		(0.1)%
Revenue passenger miles (RPMs)	(8.2)%		0.3%		15.3%		0.5%		(2.9)%		(5.6)%		(3.2)%
Load factor (points)	(1.6	) pts.	(4.2	) pts.	(2.0	) pts.	(2.1	) pts.	(2.3	) pts.	(3.4	) pts.	(2.4	) pts.
Yield(a)	13.2%		11.7%		5.1%		17.1%		11.8%		12.3%		11.6%

(a)
Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

        Mainline and United Express passenger revenues increased $281 million and $40 million, respectively, in the 2008 period as compared to the same period in 2007. In the first quarter of 2008, revenues for both Mainline and United Express benefited from an 11.8% and 12.3%, respectively, increase in yield as compared to the first quarter of 2007. The yield increases are due to industry capacity constraint and fare increases, including fuel surcharges. In addition, the leap year added one additional day of flying in the first quarter of 2008 compared to the year-ago period. Revenues for both segments benefited from increases in Mileage Plus revenue of approximately $64 million and $13 million for Mainline and United Express, respectively, in the 2008 period as compared to 2007. A change in the Mileage Plus expiration period policy from 36 months to 18 months provided an estimated benefit of $28 million in the first quarter of 2007. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007. Severe storms negatively impacted the revenues in the first quarter of 2007 by an estimated $32 million.

        Cargo revenues increased by $50 million, or 30%, in the three month period ended March 31, 2008 as compared to the same period in 2007, partly due to revenues from a new long-term contract with the U.S. Postal Service for the carriage of domestic mail, which commenced in April 2007. In addition, higher fuel surcharges and improved fleet utilization contributed to higher revenue in the first quarter of 2008 as compared to the prior year. A weaker dollar also benefited cargo revenues in 2008 as a portion of cargo services are contracted in foreign currencies.

        UAL other operating revenues decreased by $33 million, or 12%, in the three month period ended March 31, 2008 as compared to the same period in 2007. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuel Corporation ("UAFC") accounted for $22 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers, and decreased sales of excess inventory. The decrease in UAFC revenue had no material impact on our operating margin because UAFC cost of sales simultaneously decreased by $23 million in the three months ended March 31, 2008 as compared to the year-ago period.

        Operating Expenses.    The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended March 31,
(In millions)			$ Change	% Change
	2008	2007
Aircraft fuel	$1,575	$1,041	$534	51.3
Salaries and related costs	1,046	1,068	(22)	(2.1)
Regional affiliates	779	692	87	12.6
Purchased services	349	301	48	15.9
Aircraft maintenance materials and outside repairs	317	281	36	12.8
Landing fees and other rent	230	238	(8)	(3.4)
Depreciation and amortization	220	220	—	—
Distribution expenses	184	188	(4)	(2.1)
Aircraft rent	99	100	(1)	(1.0)
Cost of third party sales	64	93	(29)	(31.2)
Special operating items	—	(22)	22	(100.0)
Other operating expenses	289	265	24	9.1

UAL total	$5,152	$4,465	$687	15.4

United total (a)	$5,152	$4,464	$688	15.4

(a)
United operating expenses were the same as UAL except as follows: (1) in 2008 and 2007, United's aircraft rent was $1 million higher than UAL's, because United leases one aircraft from UAL; (2) in 2008 and 2007, United's other operating expenses were $1 million lower than UAL's; and (3) in 2007, United's cost of third party sales was $1 million lower than UAL's.

        Mainline aircraft fuel increased $534 million, or 51%, in the three month period ended March 31, 2008 as compared to the same period in 2007. This net fuel variance was due to a 50% increase in the average price per gallon of jet fuel from $1.89 per gallon in the first quarter of 2007 to $2.83 per gallon in the first quarter of 2008. This increase was due to increased market prices for crude oil and related fuel products. Crude oil spot prices exceeded $100 per barrel for much of the first quarter of 2008. Partially mitigating the negative aircraft fuel variance was a $20 million increase in net hedge gains that were $41 million and $21 million in the 2008 and 2007 periods, respectively. The table below presents the significant changes in Mainline and Regional Affiliate aircraft fuel prices from the prior year. Fuel expense related to Regional Affiliates is classified as part of Regional affiliates expense.

	Three Months Ended March 31,
(In millions, except per gallon)			% Change
	2008	2007
Mainline fuel expense	$1,575	$1,041	51.3
Regional affiliates fuel expense	278	194	43.3

UAL system fuel expense	$1,853	$1,235	50.0

Mainline fuel consumption (gallons)	556	551	0.9
Mainline average jet fuel price per gallon (in cents)	283.3	188.9	50.0
Regional affiliates fuel consumption (gallons)	92	92	—
Regional affiliates average jet fuel price per gallon (in cents)	302.2	209.9	44.0

        Salaries and related costs decreased $22 million, or 2%, in the first quarter of 2008 as compared to the year-ago period. The positive impact was primarily due to lower profit sharing and success sharing program expenses. This benefit was partially offset by the negative impact of average wage increases and higher benefits expense.

        Regional affiliate expense increased $87 million, or 13%, during the first quarter of 2008 as compared to the same period last year. Regional affiliate expense increased primarily due to an $84 million increase in Regional Affiliate fuel expense as presented in the above table. Our regional affiliate operating loss was $47 million worse in the 2008 period as compared to the 2007 period due to the aforementioned fuel impacts which could not be fully offset by higher ticket prices, as Regional Affiliate revenues only increased 6% in 2008 as compared to 2007. The average price of regional affiliates fuel increased by 44% while consumption remained constant, resulting in a $84 million increase in fuel costs during the 2008 period as compared to the 2007 period; such fuel costs are classified as part of Regional affiliate expense.

        Purchased services increased 16% in the first quarter of 2008, as compared to the year-ago period, primarily due to increased information technology expense, increased purchased services related to the increase in international flying, the impact of unfavorable foreign exchange rates on purchased services contracted in foreign dollars and increased cargo handling to support the new mail contract discussed above.

        For the three months ended March 31, 2008, aircraft maintenance materials and outside repairs expense increased $36 million, or 13%, year-over-year primarily due to a combination of increased heavy maintenance volumes and higher intensity of repairs.

        UAL landing fees and other rent decreased $8 million in the first quarter of 2008 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs.

        The decrease in UAL cost of sales of $29 million in the 2008 period as compared to the 2007 period was primarily due to lower UAFC third party fuel sales as discussed above.

        Other operating expenses increased 9% due to irregular operations driving higher passenger inconvenience expenses, increased glycol usage for aircraft deicing and higher crew hotel costs.

        Special items of $22 million in the 2007 period represent the benefit of a reduction in recorded contingent liabilities for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations due to the Company's ongoing efforts to resolve these bankruptcy pre-confirmation contingencies. The accrual reduction was recorded as a special item due to a revised estimate of a probable amount to be allowed by the Bankruptcy Court. See Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company's ongoing financial performance.

        Other income (expense).    The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended March 31,
(In millions)			Favorable/ (Unfavorable)	% Change
	2008	2007
UAL
Interest expense	$(135)	$(206)	$71	34.5
Interest income	48	58	(10)	(17.2)
Interest capitalized	5	5	—	—
Miscellaneous, net	(19)	(2)	(17)	NM

	$(101)	$(145)	$44	30.3

United
Interest expense	$(134)	$(206)	$72	35.0
Interest income	48	60	(12)	(20.0)
Interest capitalized	5	5	—	—
Miscellaneous, net	(20)	(1)	(19)	NM

	$(101)	$(142)	$41	28.9

        UAL interest expense decreased $71 million, or 35%, in the quarter ended March 31, 2008 as compared to the year-ago period. The 2008 period was favorably impacted by $1.5 billion of total credit facility prepayments and the February 2007 credit facility amendment, which lowered United's interest rate on these obligations. Scheduled debt obligation repayments throughout 2007 also reduced interest expense in the 2008 period as compared to the 2007 period. Interest expense in the 2008 period, as compared to 2007 period, benefited from the absence of $23 million of additional financing costs recognized in the 2007 period due to the writeoff of $17 million of previously capitalized debt issuance costs associated with the February 2007 Amended Credit Facility partial prepayment and $6 million of financing costs associated with the February 2007 amendment. See Liquidity and Capital Resources below, for further details related to financing activities.

        Income Taxes.    An insignificant income tax benefit was recorded by the Company in the 2008 period, because most of the tax benefit generated during the period was offset by the recording of a valuation allowance. UAL and United recorded income tax benefits of $84 million and $80 million, respectively, for the three months ended March 31, 2007 based on estimated effective tax rates of 36% and 35%, respectively. See Note 7, "Income Taxes" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited), for factors impacting the effective tax rates recorded in the 2007 period.

Liquidity and Capital Resources

        The following table provides a summary of UAL's and United's cash position at March 31, 2008 and December 31, 2007 and net cash provided (used) by operating, financing and investing activities for the three month periods ended March 31, 2008 and 2007.

	UAL		United
(In millions)	As of March 31, 2008	As of December 31, 2007	As of March 31, 2008	As of December 31, 2007
Cash, short-term investments & restricted cash	$3,652	$4,310	$3,585	$4,220
Restricted cash included in total cash	728	756	723	722

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Net cash provided (used) by operating activities	$(80)	$626	$(62)	$620
Net cash provided by investing activities	1,725	34	1,670	26
Net cash used by financing activities	(466)	(1,316)	(461)	(1,302)

        The Company's significant cash and short-term investment position represents a source of liquidity. The change in cash from December 31, 2007 to March 31, 2008 is explained below. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales. We may be required to post significant additional cash collateral to meet such obligations in the future.

        Operating Activities.    UAL's and United's cash from operations decreased by approximately $700 million in the first three months of 2008, as compared to the year-ago period. This decrease was primarily due to the increased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel costs increased more than $600 million in the 2008 period as compared to the 2007 period. In addition, cash from advance ticket sales decreased by $194 million in the first quarter of 2008 as compared to the prior year quarter primarily due to the timing of the Easter and spring break travel periods which occurred in March 2008 versus April 2007. This resulted in more flying for Easter and spring break in the first quarter of 2008 as compared to the year-ago period. Advance ticket sales at March 31, 2008 and 2007 were relatively consistent at approximately $2.4 billion for both periods.

        Investing Activities.    Net sales of short-term investments provided cash of $1.8 billion for both UAL and United in the 2008 period as compared to cash provided from UAL and United net sales of short-term investments of $119 million and $118 million, respectively, in the year-ago period. This change was due to normal cash management activities as our short-term investment portfolio is managed as part of our overall cash management policy. Most of the Company's available cash is invested in either money market mutual funds or short-term commercial paper. Fluctuations between cash and cash equivalents and short-term investments may result due to the amount of available cash invested in short-term commercial paper with initial or remaining terms of less than three months. Capital expenditures for both UAL and United were $101 million and $68 million in the 2008 and 2007 periods, respectively. The Company did not sell or acquire any aircraft in the three month periods ended March 31, 2008 or 2007.

        Financing Activities.    Cash used by financing activities for both UAL and United was approximately $500 million in the three month period ended March 31, 2008, as compared to $1.3 billion of cash used by financing activities during the first three months of 2007. In 2008, cash of approximately $251 million was used by UAL for its special distribution to common stockholders and $203 million was used for scheduled long-term debt and capital lease payments. In 2008, United issued a cash dividend of $258 million to UAL for the funding of UAL's special distribution to its common stockholders. The 2007 use of cash was significantly higher due to a $1.0 billion Amended Credit Facility prepayment in February 2007.

        Other Investing and Financing Matters.    The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company's liquidity position.

        Credit Ratings.    As of December 31, 2007, the Company had a corporate credit rating of B (outlook stable) from Standard & Poor's and a corporate family rating of B2 (outlook stable) from Moody's Investors Services. In early 2008, Standard & Poor's changed the Company's outlook to negative; however, its credit ratings remained unchanged. These credit ratings are below investment grade levels. Downgrades from these rating levels could restrict the availability and/or increase the cost of future financing for the Company.

        Amended Credit Facility and Credit Card Agreement Covenants.    United's Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of March 31, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, includes the following:

        The Company must maintain a specified minimum ratio of EBITDAR to the sum of the following fixed charges for all applicable periods: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain cash and non-cash charges as further defined by the Amended Credit Facility.

        The requirement to meet a fixed charge coverage ratio was suspended for the four quarters beginning with the second quarter of 2008, and ending with the first quarter of 2009 and thereafter is determined as set forth below:

Number of Preceding Months Covered	Period Ending	Required Coverage Ratio
Three	June 30, 2009	1.0 to 1.0
Six	September 30, 2009	1.1 to 1.0
Nine	December 31, 2009	1.2 to 1.0
Twelve	March 31, 2010	1.3 to 1.0
Twelve	June 30, 2010	1.4 to 1.0
Twelve	September 30, 2010 and each quarter ending thereafter	1.5 to 1.0

        The Company also must maintain a minimum unrestricted cash balance of $1.0 billion at any time from the effective date of the May 2008 amendment. All other provisions of the Amended Credit Facility remain unchanged.

        Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of March 31, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period end June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company's control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the

Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company's ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

        Credit Card Processing Agreements.    The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve (referred to as a "holdback") equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as "relevant advanced ticket sales").

        As of March 31, 2008, such financial institutions maintained an aggregate holdback of $319 million in credit card sales proceeds otherwise due to United. This holdback amount was classified as restricted cash in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

        Under the Company's largest credit card processor agreement, the amount of any such holdback is determined, based on, among other things such as payment defaults with respect to any material indebtedness or any material trade payable, the amount of unrestricted cash held by the Company and the Company's fixed charge coverage ratio, both as defined under the Amended Credit Facility. This agreement currently requires a 25% holdback of relevant advanced ticket sales. In order for this holdback to not increase above 25%, the Company must maintain at least 90% of both the minimum required fixed charge coverage ratio and the minimum required unrestricted cash balance, as specified in the Amended Credit Facility for any applicable period for which such covenants are effective. If the Company fails to meet the 90% compliance level for either of these financial covenants when applicable, the card processor may increase its holdback of relevant advanced ticket sales in several successive stages from the current amount of 25% to up to 100% based on additional triggers. The card processing agreement's financial covenants automatically conform to the Amended Credit Facility's financial covenants as these may be amended, waived, or supplemented from time to time, and as a result, these financial covenants have automatically adjusted to conform to the May 2008 amendment to the Amended Credit Facility discussed above. In the May 2008 amendment, the fixed charge coverage ratio requirement was eliminated under the Amended Credit Facility for the four quarterly periods beginning with the second quarter of 2008 and ending with the first quarter of 2009; consequently, no fixed charge coverage ratio is in effect for this card processing agreement for those reporting periods.

        Under another of United's material card processing agreements, this card processor has the right at their sole discretion to review and increase the holdback to up to 100% (and in some cases more than 100%) of relevant advanced ticket sales in the event United's business suffers a material adverse change. As of March 31, 2008, there were no holdbacks under this card agreement.

        An increase in the current holdback balances to higher percentages up to and including to 100% of relevant advanced ticket sales could materially reduce the Company's liquidity.

Critical Accounting Policies

        For complete information regarding the Company's critical accounting policies, see "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report").

        Mileage Plus Accounting.    Since the earnings process is not complete at the time miles are earned by Mileage Plus members or sold to third parties, a portion of the revenue from ticket sales that relates to earned miles and revenue from the sale of miles to third parties is deferred and recognized as revenue at the time the miles are redeemed by members. For those miles that the Company estimates will go unredeemed by members, the Company recognizes revenue over the expected customer redemption period.

        In 2007, the Company's estimate of expired miles was limited to miles that were expected to deactivate after an 18 month period of account inactivity as defined in the Mileage Plus program rules ("deactivated miles"). United estimated the number of accounts that it expected to deactivate and ratably recognized revenue for these expected deactivated miles over the 18 month period of inactivity.

        In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total period of time over which revenue from the expiration of miles is recognized taking into consideration the estimated period of miles redemption. These changes are expected to result in the recognition of revenue from expired miles in proportion to the pattern of revenue recognition from customer redemptions of miles. The Company does not expect these changes in estimate to materially change Mileage Plus revenue recognition in 2008.

        As of March 31, 2008, 511 billion miles were either unredeemed or were redeemed for awards that had not been provided. The Company estimates that 393 billion of these miles will be utilized for travel or other Mileage Plus awards.

        Impairment Testing.    In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of March 31, 2008 the Company performed an interim impairment test of its goodwill, all indefinite-lived intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first quarter of 2008 that indicated an impairment might have occurred.

        Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, the reporting of a significant loss in the first quarter of 2008, a softening U.S. economy, an analyst downgrade of UAUA common stock, the announcement of the planned removal from UAL's fleet of thirty aircraft in 2008 and a significant decrease in the fair value of the Company's outstanding equity and debt securities as of the end of the first quarter of 2008. Fuel prices were especially significant. The Company's consolidated fuel expense increased by 50 percent, or $618 million, in the first quarter of 2008 as compared to the year-ago period.

        For purposes of testing goodwill, the Company estimated the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimations and one income estimate, and using relevant data available through and as of March 31, 2008. Under the market approaches, the fair value of the mainline reporting unit was estimated based upon the fair value of invested capital for UAL, as well as a separate comparison to revenue and EBITDAR multiples for similar publicly traded companies in the airline industry. The fair value estimates using both market approaches included a control premium similar to those observed for historical airline and transportation company market transactions.

        Under the income approach, the fair value of the mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of March 31, 2008.

        Taking into consideration an equal weighting of the two market estimations and the income estimate, which has been the Company's practice when performing annual goodwill impairment tests, the indicated fair value of the mainline segment exceeded its carrying value, and therefore goodwill was not impaired as of March 31, 2008.

        The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of March 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. No impairment was indicated for any of these assets as of March 31, 2008.

        For purposes of testing impairment of long-lived assets at March 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through and including March 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated by obtaining third party quotes, including quotes from airline pricing guides. If a range of fair value was obtained, the low end of the range was used as the estimate of fair value. None of the assets were considered impaired as of March 31, 2008 based on the results of these tests.

        As of March 31, 2008, UAL's market capitalization was approximately $2.7 billion as compared to its book value of approximately $2.2 billion. For the period subsequent to the Company's first quarter earnings announcement on April 22, 2008 through the filing date of this Form 10-Q, the Company's market capitalization declined below book value. Due to extreme fuel price volatility, tight credit markets, the recent decline in UAL's market capitalization and in the fair value of its debt securities, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

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

        Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to execute our business plan; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption "Risk Factors" in Item 1A. of the 2007 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission ("SEC"). Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The discussion below describes changes in our market risks since December 31, 2007. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2007 Annual Report. See Note 11, "Financial Instruments and Risk Management," for further information related to the Company's fuel and foreign currency hedge positions.

        Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. United may change its hedging program based on changes in market conditions. At March 31, 2008, the fair value of United's fuel-related derivatives was $50 million, as compared to $20 million at December 31, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

        UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company's Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of March 31, 2008, the disclosure controls and procedures of both UAL and United were effective.

        We made certain changes to internal controls over financial reporting related to the implementation of a new general ledger system in the first quarter of 2008. The operating effectiveness of these changes to our internal controls over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting as of the end of fiscal year 2008. The new general ledger is the first phase of the implementation of an integrated enterprise resource planning system, which is expected to require several years to complete. We expect that the new general ledger implemented in the first quarter of 2008 will have a favorable impact on our internal controls over financial reporting.

        Except as described in the preceding paragraph, there were no changes in UAL's or United's internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        In addition to the legal proceedings described below, UAL and United are parties to other legal proceedings as described in the 2007 Annual Report.

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

        Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company's objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due continued through 2007 and the three months ended March 31, 2008, and is likely to continue through the remainder of 2008 and possibly longer. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 2, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code," in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

  Air Cargo/Passenger Surcharge Investigations

        In February 2006, the European Commission (the "Commission") and the U.S. Department of Justice ("DOJ") commenced an international investigation into what government officials describe as a possible price fixing conspiracy relating to certain surcharges included in tariffs for carrying air cargo. In June 2006, United received a subpoena from the DOJ requesting information related to certain passenger pricing practices and surcharges applicable to international passenger routes. We are cooperating fully. United is considered a source of information for the DOJ investigation, not a target.

        Separately, United received information requests regarding cargo pricing matters from the competition authorities in Brazil, Switzerland, the European Union and Australia. The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the Commission issued to 26 carriers on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections, has filed a response vigorously disputing the Commission's allegations against the Company and has requested an oral hearing to present further arguments. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability was recorded as of March 31, 2008 or December 31, 2007. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        In addition to the government investigations, United and other air cargo carriers were named as defendants in over ninety class action lawsuits alleging civil damages as a result of the purported air cargo pricing conspiracy. Those lawsuits were consolidated for pretrial activities in the United States Federal Court for the Eastern District of New York. United entered into an agreement with the majority of the private plaintiffs to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs' factual investigation and United is no longer named as a defendant in the consolidated civil lawsuit. The Company is reviewing whether its receipt of a Statement of Objections from the Commission will impact the civil litigation.

        Multiple putative class actions have also been filed alleging violations of the antitrust laws with respect to passenger pricing practices. Those lawsuits have been consolidated or are pending consolidation for pretrial activities in the United States Federal Court for the Northern District of California ("Federal Court"). United has entered into a settlement agreement with a number of the plaintiffs in the passenger pricing cases to dismiss United from the class action lawsuits in return for an agreement to cooperate with the plaintiffs' factual investigation. The settlement agreement is subject to review and approval by the Federal Court.

        Penalties for violating competition laws can be severe, involving both criminal and civil liability. We are cooperating with the grand jury investigations while carrying out our own internal review of our pricing practices, and are not in a position to predict the potential financial impact of this litigation at this time. However, a finding that we violated either U.S. antitrust laws or the competition laws of some other jurisdiction could have a material adverse impact on our results of operations or financial condition.

ITEM 1A.    RISK FACTORS.

        See Part I, Item 1A., "Risk Factors," of the 2007 Annual Report for a detailed discussion of the risk factors affecting UAL and United. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in the 2007 Annual Report.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's operating results.

        The Company's operating results have been, and continue to be, significantly impacted by changes in the supply or price of aircraft fuel. It is impossible to predict the future supply or price of aircraft fuel. The record-high fuel prices each year from 2005 through 2007 have continued to increase in 2008 to new record highs with the price of crude oil reaching sustained highs that have exceeded $110 per barrel. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future and such increases may not be sustainable in the highly competitive environment. In addition, fare increases may not totally offset the fuel price increase and may also reduce demand for air travel. From time to time, the Company enters into hedging arrangements to protect against rising fuel costs. The Company's hedging programs may not be successful in controlling fuel costs and may be limited due to market conditions and other factors.

The airline industry is highly competitive, susceptible to price discounting and may undergo further bankruptcy restructuring or industry consolidation.

        The U.S. airline industry is characterized by substantial price competition, especially in domestic markets. Some of our competitors have substantially greater financial resources or lower-cost structures than United does, or both. In recent years, the market share held by low-cost carriers has increased significantly. Large network carriers, like United, have often had a lack of pricing power within domestic markets.

        In addition, Northwest Airlines, Inc. and Delta Air Lines, Inc. completed their reorganizations under bankruptcy protection in 2007. Recently Aloha Airlines, ATA Airlines, Frontier Airlines and Skybus Airlines all have filed for bankruptcy protection; only Frontier continues to operate in bankruptcy. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

        From time to time the U.S. airline industry has undergone consolidation, as in the merger of US Airways and America West, and may experience additional consolidation in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and business combinations. On April 15, 2008, Delta Airlines and Northwest Airlines announced their agreement to merge. It is impossible to predict the impacts that such a proposed merger, if consummated, could have on the Company. There is ongoing speculation that further airline industry consolidation could occur in the near-term. The Company has had, and expects to continue to have, discussions with other airlines regarding strategic alternatives. If other airlines participate in merger activity, and United does not, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

Extensive government regulation could increase the Company's operating costs and restrict its ability to conduct its business.

        Airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. In addition to the enactment of the Aviation Security Act, laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce airline revenue. The Federal Aviation Administration ("FAA") from time to time also issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures by United. The Company expects to continue incurring material expenses to comply with the regulations of the FAA and other agencies. If it is determined that any of the Company's aircraft are not in full compliance with any existing or future directives or other regulations, United may be required to ground a portion or all of its aircraft fleet, resulting in the cancellation, delay or otherwise material disruption of service to our customers in order to conduct inspections and/or maintenance service on aircraft. Such actions could adversely impact, among other things, our reputation and our relationship with existing and potential customers and may require significant expenditures.

        United operates under a certificate of public convenience and necessity issued by the DOT. If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on the Company's business. The FAA can also limit United's airport access by limiting the number of departure and arrival slots at "high density traffic airports" and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company's business.

        In addition, access to landing and take-off rights or "slots" at several major U.S. airports and many foreign airports served by United are, or recently have been, subject to government regulation. As passenger travel has continued to increase in recent years, many U.S. and foreign airports have become increasingly congested. Certain of United's major hubs are among the more congested airports in the U.S. and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day.

        In addition, the Company's operations may be adversely impacted due to the existing outdated air traffic control ("ATC") system utilized by the U.S. government. During peak travel periods in certain markets the current ATC system's inability to handle existing travel demand has led to short-term capacity constraints imposed by government agencies as discussed above, and has also resulted in delays and disruptions of traffic using the ATC system. In addition, the current system will not be able to effectively handle projected future air traffic growth. Therefore, imposition of these air traffic constraints on a long-term basis may have a material adverse effect on our results of operations. Failure to update the ATC system in a timely manner, and the substantial funding requirements of a modernized ATC system that may be imposed on carriers like United, may have an adverse impact on the Company's financial condition or results of operations.

        Many aspects of United's operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time, but the impact to the Company and its industry would likely be adverse and could be significant including the potential for increased fuel costs, carbon taxes or fees or a requirement to purchase carbon credits.

        The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities may not be made available. United currently operates on a number of international routes under government arrangements that limit the number of carriers, capacity, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on the Company's financial position and results of operations and could result in the impairment of material amounts of related intangible assets. Recently, the U.S. and the EU entered into an "open skies" agreement that will become effective at the end of March 2008.

        Further, the Company's operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

The Company may be unable to continue to comply with certain covenants in its Amended Credit Facility which, if not complied with, could accelerate repayment of the Amended Credit Facility and similarly impact the Company's obligations under certain other agreements, thereby materially and adversely affecting the Company's liquidity.

        Amended Credit Facility.    United has an Amended Credit Facility that requires compliance with certain covenants. A summary of financial covenants, after the May 2008 amendment, include the following:

        The Company must maintain a ratio of EBITDAR to the sum of the following fixed charges for such period: (a) cash interest expense and (b) cash aircraft operating rental expense. EBITDAR represents earnings before interest expense net of interest income, income taxes, depreciation, amortization, aircraft rent and certain cash and non-cash charges as further defined by the Amended Credit Facility. The requirement to meet this ratio was suspended for the four quarters beginning with the second quarter of 2008, and ending with the first quarter of 2009. The Company also must maintain a minimum unrestricted cash balance of $1.0 billion at any time, from the effective date of the May 2008 amendment.

        Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross-default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of March 31, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company's control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company's ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

        Credit Card Processing Agreements.    The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company's card processing agreements, the financial institutions either require, or have the right to require, that United maintain a reserve (referred to as a "holdback") equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as "relevant advanced ticket sales").

        Under the Company's largest credit card processor agreement, the amount of any such holdback is determined, based on, among other things such as payment defaults with respect to any material indebtedness or any material trade payable, the amount of unrestricted cash held by the Company and the Company's fixed charge coverage ratio, both as defined under the Amended Credit Facility. This agreement currently requires a 25% holdback of relevant advanced ticket sales. In order for this holdback to not increase above 25%, the Company must maintain at least 90% of both the minimum required fixed charge coverage ratio and the minimum required unrestricted cash balance, as specified in the Amended Credit Facility for any applicable period for which such covenants are effective. If the Company fails to meet the 90% compliance level for either of these financial covenants when applicable, the card processor may increase its holdback of relevant advanced ticket sales in several successive stages from the current amount of 25% to up to 100% based on additional triggers. The card processing agreement's financial covenants automatically conform to the Amended Credit Facility's financial covenants as these may be amended, waived, or supplemented from time to time, and as a result, these financial covenants have automatically adjusted to conform to the May 2008 amendment to the Amended Credit Facility. In the May 2008 amendment, the fixed charge coverage ratio requirement was eliminated under the Amended Credit Facility for the four quarterly periods beginning with the second quarter of 2008 and ending with the first quarter of 2009; consequently, no fixed charge coverage ratio is in effect for this card processing agreement for those reporting periods.

        Under another of United's material card processing agreements, this card processor has the right at their sole discretion to review and increase the holdback to up to 100% (and in some cases more than 100%) of relevant advanced ticket sales in the event United's business suffers a material adverse change. As of March 31, 2008, there were no holdbacks under this card agreement.

        An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce the Company's liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents repurchases of UAL common stock made in the first quarter of fiscal year 2008:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
01/01/08 - 01/31/08	—	$—	—	(b)
02/01/08 - 02/29/08	229,317	39.15	—	(b)
03/01/08 - 03/31/08	11,944	30.50	—	(b)

Total	241,261	38.72	—	(b)

(a)
Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)
The MEIP provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The MEIP does not specify a maximum number of shares that may be repurchased.

ITEM 6.    EXHIBITS.

        A list of exhibits included as part of this Form 10-Q is set forth in an Exhibit Index that immediately precedes the exhibits.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

UAL CORPORATION (Registrant)
Date: May 9, 2008	By:	/s/ FREDERIC F. BRACE Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
UNITED AIR LINES, INC. (Registrant)
Date: May 9, 2008	By:	/s/ FREDERIC F. BRACE Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial officer)
Date: May 9, 2008	By:	/s/ DAVID M. WING David M. Wing Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

        The documents listed below are being filed on behalf of UAL and United as indicated.

*†10.1	UAL Corporation Success Sharing Program—Performance Incentive Plan Amendment No. 1 dated January 1, 2008 (filed as Exhibit 10.2 to UAL's Form 10-K filed February 28, 2008, Commission file number 1-6033, and incorporated herein by reference)
*†10.2
UAL Corporation Executive Severance Plan Amendment No.1 dated January 1, 2008 (filed as Exhibit 10.5 to UAL's Form 10-K filed February 28, 2008, Commission file number 1-6033, and incorporated herein by reference)
12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*
Previously filed

†
Indicates management contract or compensatory plan or arrangement

QuickLinks

UAL Corporation and Subsidiary Companies and United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q For the Quarter Ended March 31, 2008
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UAL Corporation and Subsidiary Companies Condensed Statements of Consolidated Operations (Unaudited) (In millions, except per share amounts)
UAL Corporation and Subsidiary Companies Condensed Statements of Consolidated Financial Position (Unaudited) (In millions, except shares)
UAL Corporation and Subsidiary Companies Condensed Statements of Consolidated Cash Flows (Unaudited) (In millions)
United Air Lines, Inc. and Subsidiary Companies Condensed Statements of Consolidated Operations (Unaudited) (In millions, except per share amounts)
United Air Lines, Inc. and Subsidiary Companies Condensed Statements of Consolidated Financial Position (Unaudited) (In millions, except shares)
United Air Lines, Inc. and Subsidiary Companies Condensed Statements of Consolidated Cash Flows (Unaudited) (In millions)
UAL Corporation and Subsidiary Companies and United Air Lines, Inc. and Subsidiary Companies Combined Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS.
SIGNATURES
EXHIBIT INDEX