Form 10-Q
period 2008-06-30
UNITED AIR LINES INC; UAL CORP /DE/
filed 2008-07-24
CIK 101001, 100517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

UAL Corporation	Yes ☒ No ☐
United Air Lines, Inc.	Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 18, 2008.

UAL Corporation	126,593,928 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation) There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Report on Form 10-Q

For the Quarter Ended June 30, 2008

 PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,
	2008	2007
Operating revenues:
Passenger—United Airlines	$4,099	$3,968
Passenger—Regional Affiliates	797	804
Cargo	237	181
Other operating revenues	238	260

	5,371	5,213

Operating expenses:
Aircraft fuel	1,848	1,206
Salaries and related costs	1,179	1,019
Regional affiliates	847	733
Purchased services	371	335
Aircraft maintenance materials and outside repairs	295	284
Depreciation and amortization	216	229
Landing fees and other rent	199	215
Distribution expenses	193	197
Aircraft rent	100	105
Cost of third party sales	65	77
Goodwill impairment (Note 3)	2,277	—
Other impairments (Note 3)	223	—
Other operating expenses	252	276

	8,065	4,676

Income (loss) from operations	(2,694)	537
Other income (expense):
Interest expense	(126)	(139)
Interest income	28	62
Interest capitalized	5	4
Miscellaneous, net	28	1

	(65)	(72)

Income (loss) before income taxes and equity in earnings of affiliates	(2,759)	465
Income tax expense (benefit)	(29)	192

Income (loss) before equity in earnings of affiliates	(2,730)	273
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$(2,729)	$274

Earnings (loss) per share, basic	$(21.47)	$2.31

Earnings (loss) per share, diluted	$(21.47)	$1.83

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions, except per share amounts)

	Six Months Ended June 30,
	2008	2007
Operating revenues:
Passenger—United Airlines	$7,644	$7,232
Passenger—Regional Affiliates	1,512	1,479
Cargo	455	349
Other operating revenues	471	526

	10,082	9,586

Operating expenses:
Aircraft fuel	3,423	2,247
Salaries and related costs	2,225	2,087
Regional affiliates	1,626	1,425
Purchased services	720	636
Aircraft maintenance materials and outside repairs	612	565
Depreciation and amortization	436	449
Landing fees and other rent	429	453
Distribution expenses	377	385
Aircraft rent	199	205
Cost of third party sales	129	170
Goodwill impairment (Note 3)	2,277	—
Other impairments and special items (Notes 3 and 4)	223	(22)
Other operating expenses	541	541

	13,217	9,141

Income (loss) from operations	(3,135)	445
Other income (expense):
Interest expense	(261)	(345)
Interest income	76	120
Interest capitalized	10	9
Miscellaneous, net	9	(1)

	(166)	(217)

Income (loss) before income taxes and equity in earnings of affiliates	(3,301)	228
Income tax expense (benefit)	(32)	108

Income (loss) before equity in earnings of affiliates	(3,269)	120
Equity in earnings of affiliates, net of tax	3	2

Net income (loss)	$(3,266)	$122

Income (loss) per share, basic	$(26.33)	$1.00

Income (loss) per share, diluted	$(26.33)	$0.88

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,899	$1,259
Short-term investments	—	2,295
Restricted cash	442	325
Receivables, less allowance for doubtful accounts (2008—$28; 2007—$27)	1,345	888
Prepaid fuel	749	493
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$31; 2007—$25)	257	242
Deferred income taxes	—	78
Prepaid expenses and other	489	515

	6,181	6,095

Operating property and equipment:
Owned—
Flight equipment	9,502	9,335
Advances on flight equipment	—	102
Other property and equipment	1,748	1,669

	11,250	11,106
Less—accumulated depreciation and amortization	(1,367)	(1,062)

	9,883	10,044

Capital leases:
Flight equipment	1,209	1,449
Other property and equipment	34	34

	1,243	1,483
Less—accumulated amortization	(181)	(168)

	1,062	1,315

	10,945	11,359

Other assets:
Intangibles, less accumulated amortization (2008—$293; 2007—$324)	2,741	2,871
Goodwill	—	2,280
Aircraft lease deposits	334	340
Restricted cash	213	431
Investments	101	122
Other, net	821	722

	4,210	6,766

	$21,336	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited) (Continued)

(In millions, except shares)

	June 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Advance ticket sales	$2,786	$1,918
Mileage Plus deferred revenue	1,350	1,268
Accounts payable	893	877
Accrued salaries, wages and benefits	793	896
Fuel purchase commitments	749	493
Long-term debt maturing within one year	694	678
Advanced purchase of miles	620	694
Current obligations under capital leases	112	250
Accrued interest	112	141
Distribution payable	6	257
Other	588	507

	8,703	7,979

Long-term debt	6,143	6,415
Long-term obligations under capital leases	1,047	1,106
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,635	2,569
Postretirement benefit liability	1,848	1,829
Deferred income taxes	529	638
Other	926	895

	5,938	5,931

Commitments and contingent liabilities (Note 14)
Mandatorily convertible preferred securities (Note 6)	75	371
Stockholders' equity (deficit) (Note 6):
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 125,789,535 and 116,921,049 shares at June 30, 2008 and December 31, 2007, respectively	1	1
Additional capital invested	2,456	2,139
Retained earnings (deficit)	(3,116)	152
Stock held in treasury, at cost	(25)	(15)
Accumulated other comprehensive income	114	141

	(570)	2,418

	$21,336	$24,220

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(3,266)	$122
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—
Other impairments	223	—
Increase in advance ticket sales	868	988
Increase in receivables	(461)	(316)
Depreciation and amortization	436	449
Increase in Mileage Plus deferred revenue and advanced purchase of miles	74	197
Deferred income taxes	(32)	131
Other, net	18	89

	137	1,660

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,295	(2,270)
Additions to property and equipment	(232)	(146)
(Increase) decrease in restricted cash	101	(24)
Proceeds from litigation on advance deposits	41	—
Proceeds from the sale of property and equipment	14	11
Other, net	(22)	(26)

	2,197	(2,455)

Cash flows provided (used) by financing activities:
Special distribution to common shareholders	(251)	—
Repayment of Credit Facility	(9)	(986)
Repayment of other debt	(351)	(1,023)
Principal payments under capital leases	(200)	(48)
Decrease in capital lease deposits	154	—
Increase in deferred financing costs	(111)	(20)
Proceeds from issuance of secured notes	84	694
Other, net	(10)	13

	(694)	(1,370)

Increase (decrease) in cash and cash equivalents during the period	1,640	(2,165)
Cash and cash equivalents at beginning of the period	1,259	3,832

Cash and cash equivalents at end of the period	$2,899	$1,667

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions)

	Three Months Ended June 30,
	2008	2007
Operating revenues:
Passenger—United Airlines	$4,099	$3,968
Passenger—Regional Affiliates	797	804
Cargo	237	181
Other operating revenues	238	263

	5,371	5,216

Operating expenses:
Aircraft fuel	1,848	1,206
Salaries and related costs	1,180	1,018
Regional affiliates	847	733
Purchased services	371	335
Aircraft maintenance materials and outside repairs	295	284
Depreciation and amortization	216	229
Landing fees and other rent	199	215
Distribution expenses	193	197
Aircraft rent	100	105
Cost of third party sales	64	76
Goodwill impairment (Note 3)	2,277	—
Other impairments (Note 3)	223	—
Other operating expenses	280	276

	8,093	4,674

Income (loss) from operations	(2,722)	542
Other income (expense):
Interest expense	(126)	(139)
Interest income	28	64
Interest capitalized	5	4
Miscellaneous, net	28	—

	(65)	(71)

Income (loss) before income taxes and equity in earnings of affiliates	(2,787)	471
Income tax expense (benefit)	(29)	194

Income (loss) before equity in earnings of affiliates	(2,758)	277
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$(2,757)	$278

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Operations (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Operating revenues:
Passenger—United Airlines	$7,644	$7,232
Passenger—Regional Affiliates	1,512	1,479
Cargo	455	349
Other operating revenues	471	533

	10,082	9,593

Operating expenses:
Aircraft fuel	3,423	2,247
Salaries and related costs	2,226	2,086
Regional affiliates	1,626	1,425
Purchased services	720	636
Aircraft maintenance materials and outside repairs	612	565
Depreciation and amortization	436	449
Landing fees and other rent	429	453
Distribution expenses	377	385
Aircraft rent	200	206
Cost of third party sales	128	168
Goodwill impairment (Note 3)	2,277	—
Other impairments and special items (Notes 3 and 4)	223	(22)
Other operating expenses	568	540

	13,245	9,138

Income (loss) from operations	(3,163)	455
Other income (expense):
Interest expense	(260)	(345)
Interest income	76	124
Interest capitalized	10	9
Miscellaneous, net	8	(1)

	(166)	(213)

Income (loss) before income taxes and equity in earnings of affiliates	(3,329)	242
Income tax expense (benefit)	(33)	114

Income (loss) before equity in earnings of affiliates	(3,296)	128
Equity in earnings of affiliates, net of tax	3	2

Net income (loss)	$(3,293)	$130

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,836	$1,239
Short-term investments	—	2,259
Restricted cash	442	291
Receivables, less allowance for doubtful accounts (2008—$28; 2007—$27)	1,335	880
Prepaid fuel	749	493
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2008—$31; 2007—$25)	257	242
Receivables from related parties	165	151
Deferred income taxes	—	72
Prepaid expenses and other	489	513

	6,273	6,140

Operating property and equipment:
Owned—
Flight equipment	9,496	9,329
Advances on flight equipment	—	91
Other property and equipment	1,748	1,669

	11,244	11,089
Less—accumulated depreciation and amortization	(1,366)	(1,062)

	9,878	10,027

Capital leases:
Flight equipment	1,209	1,449
Other property and equipment	34	34

	1,243	1,483
Less—accumulated amortization	(181)	(168)

	1,062	1,315

	10,940	11,342

Other assets:
Intangibles, less accumulated amortization (2008—$293; 2007—$324)	2,741	2,871
Goodwill	—	2,280
Aircraft lease deposits	334	340
Restricted cash	208	431
Investments	101	122
Other, net	810	710

	4,194	6,754

	$21,407	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Financial Position (Unaudited)

(In millions, except shares)

	June 30, 2008	December 31, 2007
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Advance ticket sales	$2,786	$1,918
Mileage Plus deferred revenue	1,350	1,268
Accounts payable	891	882
Accrued salaries, wages and benefits	793	896
Fuel purchase commitments	749	493
Long-term debt maturing within one year	692	678
Advanced purchase of miles	620	694
Current obligations under capital leases	112	250
Accrued interest	112	141
Other	891	723

	8,996	7,943

Long-term debt	6,143	6,412
Long-term obligations under capital leases	1,047	1,106
Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,635	2,569
Postretirement benefit liability	1,848	1,829
Deferred income taxes	444	555
Other	926	895

	5,853	5,848

Commitments and contingent liabilities (Note 14)
Parent company mandatorily convertible preferred securities (Note 6)	75	371
Stockholder's equity (deficit) (Note 6):
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both June 30, 2008 and December 31, 2007	—	—
Additional capital invested	2,315	2,000
Retained earnings (deficit)	(3,136)	415
Accumulated other comprehensive income	114	141

	(707)	2,556

	$21,407	$24,236

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies

Condensed Statements of Consolidated Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows provided (used) by operating activities:
Net income (loss)	$(3,293)	$130
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	2,277	—
Other impairments	223	—
Increase in advance ticket sales	868	988
Increase in receivables	(459)	(309)
Depreciation and amortization	436	449
Increase in Mileage Plus deferred revenue and advanced purchase of miles	74	197
Deferred income taxes	(31)	137
Other, net	101	57

	196	1,649

Cash flows provided (used) by investing activities:
Net (purchases) sales of short-term investments	2,259	(2,239)
Additions to property and equipment	(232)	(146)
(Increase) decrease in restricted cash	72	(29)
Proceeds from the sale of property and equipment	14	10
Other, net	(22)	(27)

	2,091	(2,431)

Cash flows provided (used) by financing activities:
Dividend to parent	(258)	—
Repayment of Credit Facility	(9)	(986)
Repayment of other debt	(350)	(1,022)
Principal payments under capital leases	(200)	(48)
Decrease in capital lease deposits	154	—
Increase in deferred financing costs	(111)	(20)
Proceeds from issuance of secured notes	84	694
Other, net	—	30

	(690)	(1,352)

Increase (decrease) in cash and cash equivalents during the period	1,597	(2,134)
Cash and cash equivalents at beginning of the period	1,239	3,779

Cash and cash equivalents at end of the period	$2,836	$1,645

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

         Interim Financial Statements.    The UAL and United unaudited condensed consolidated financial statements shown here have been prepared as required by the U.S. Securities and Exchange Commission (the "SEC"). Some information and footnote disclosures normally included in financial statements that meet accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted as permitted by the SEC. UAL and United believe that the disclosures presented here are not misleading. The financial statements include all adjustments, including asset impairments, severance and normal recurring adjustments that are considered necessary for a fair presentation of the financial position and results of operations of UAL and United. These financial statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report").

         Investments.    The Company's cash equivalents and short-term investments are classified as held-to-maturity. In addition, the Company has $67 million of debt securities that are reported as non-current investments, which are classified as available-for-sale. The non-current debt investments are some of the Company's previously issued debt instruments that were acquired in open market transactions during 2007.

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

        In 2008, the Company updated certain of its assumptions related to the recognition of revenue for expiration of miles. Based on additional analysis of mileage redemption and expiration patterns, the Company revised the estimated number of miles that are expected to expire from 15% to 24% of earned miles, including miles that will expire or go unredeemed for reasons other than account deactivation. In 2008, the Company also extended the total period of time over which revenue from the expiration of miles is recognized taking into consideration the estimated period of miles redemption. These changes are expected to result in the recognition of revenue from expired miles in proportion to

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1) Basis of Presentation (Continued)

the pattern of revenue recognition from customer redemptions of miles. The Company does not expect these changes in estimate to materially impact Mileage Plus revenue recognition in 2008.

(2) Company Operational Plans

        The unprecedented increase in crude oil spot prices to approximately $140 per barrel in the second quarter of 2008, a weakening economic environment and a highly competitive industry with excess capacity have created an extremely challenging environment for the Company. The Company's results have been adversely impacted by these factors as indicated by its significant losses in the first and second quarters of 2008. In addition, the Company's results in the three and six month periods ended June 30, 2008 included asset impairment charges of approximately $2.5 billion that resulted primarily from these unfavorable market and economic conditions as discussed in Note 3, "Impairments." The Company has begun implementing a plan to address its increased operating costs. Highlights of this plan include the following:

  •
  The Company is significantly reducing mainline domestic and consolidated capacity. By the fourth quarter of 2008, the Company expects mainline domestic and consolidated capacity to be down approximately 16% and 11% year-over-year, respectively.

  •
  The capacity reductions will be made through reductions in frequencies of routes and the elimination of unprofitable routes. These actions will result in the closure of a small number of airport operations where United cannot operate profitably at current fuel prices.

  •
  The Company has announced plans to permanently remove 100 aircraft from its mainline fleet by the end of 2009, including its entire B737 fleet and six B747 aircraft. The B737 aircraft being retired are some of the oldest and least fuel efficient in the Company's fleet.

  •
  United is eliminating its Ted product for leisure markets and will reconfigure that fleet's 56 A320s to include United First Class seats. The reconfiguration of the Ted aircraft will begin in spring 2009 and be completed by year-end 2009.

  •
  In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to reduce the size of its workforce to match the size of its operations as further discussed below.

  •
  The Company also recently entered into an alliance partnership with Continental Airlines that is expected to create revenue enhancements, costs savings and operational efficiencies.

        The following is a discussion of expenses associated with implementing the Company's plans.

         Severance.    During the second quarter of 2008, the Company began reducing its workforce in operations and corporate functions through attrition and both voluntary and involuntary layoffs. The Company is streamlining its workforce to match the size of its operations. The Company is planning a workforce reduction of approximately 7,000 employees by the end of 2009. The Company's standard severance policies provide the affected employees with salary continuation as well as certain insurance benefits for a specified period of time. The Company recognizes its severance obligations in accordance with Statement of Financial Accounting Standards No. 112 (As Amended), Employers' Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43, except for voluntary

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(2) Company Operational Plans (Continued)

programs which are accounted for under Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

        The $82 million of severance accrued in the second quarter of 2008 relates to both salaried and management employee positions and certain of the Company's unionized workforce. The Company's severance payments were immaterial in the second quarter of 2008, as most separations will occur after June 30, 2008 in accordance with the fleet reductions expected to begin in late summer 2008 and continuing into 2009. In addition to furloughs, the Company is currently offering furlough-mitigation programs, such as early-out options, to certain union groups. Termination benefits expected to be paid under such voluntary programs are not recognized until the employees accept the termination benefit offer. Therefore, as the Company continues to implement its reductions in force during the remainder of 2008 and 2009, additional severance costs will be incurred. The severance expense recorded in the three and six months ended June 30, 2008 is classified within salaries and related costs on the Company's Condensed Statements of Consolidated Earnings (Unaudited). The severance charges are expected to be primarily within the Mainline segment where the fleet reductions will occur.

         Aircraft.    At June 30, 2008, UAL had 93 B737 aircraft consisting of 46 owned aircraft and 47 leased aircraft, which are planned to be grounded throughout 2008 and 2009. The leased aircraft are operated under leases accounted for as operating leases, and the Company may incur future charges associated with the early termination of certain of these aircraft leases. During the six months ended June 30, 2008, the Company entered into an agreement to sell three owned B737 aircraft, of which one aircraft was delivered during the period.

         Other costs.    The Company expects to incur costs, which have not been recognized in its consolidated financial statements, as the Company implements the plans discussed above. These costs may include various charges to convert its Ted aircraft, costs to close additional stations and severance benefits to be incurred under the furlough-mitigation plans, among others. In addition, as discussed in Note 3, "Impairments," the Company recorded significant asset impairments in the second quarter of 2008. Additional tangible and intangible asset impairments could occur in future periods.

(3) Impairments

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred.

        Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company's debt instruments from stable to negative, the announcement of the planned removal from UAL's fleet of 100 aircraft in 2008 and a significant decrease in the fair value of the Company's

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(3) Impairments (Continued)

outstanding equity and debt securities during the six months ended June 30, 2008, including a decline in UAL's market capitalization to significantly below book value. The Company's consolidated fuel expense increased by more than 50%, or $773 million and $1.4 billion, in the three and six month periods ended June 30, 2008, respectively, as compared to the prior year respective periods.

        As a result of this impairment testing, the Company recorded impairment charges during the three and six months ended June 30, 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within "Other impairments" in the Company's Condensed Statements of Consolidated Operations (Unaudited).

(In millions)
Goodwill impairment	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	60
Tradenames	20

Intangible asset impairments	80
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	105
B737 aircraft, B737 spare parts and other	38

Aircraft and related deposit impairments	143
Total impairments	$2,500

Goodwill

        For purposes of testing goodwill, the Company estimated the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate, and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Variations of the income approach were used to determine certain of the intangible asset fair values.

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

        Under the income approach, the fair value of the mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(3) Impairments (Continued)

a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of May 31, 2008. The impacts of the Company's aircraft and other tangible and intangible asset impairments were considered in the fair value estimation of the Mainline reporting unit.

        Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company's practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the SFAS 142 goodwill impairment testing methodology.

        In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the second quarter of 2008 to write-off the full value of goodwill. An adjustment to the fair values may be required in the third quarter of 2008, when the Company finalizes its testing.

Indefinite-lived intangible assets

        The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the preliminary results of this testing, the Company recorded $80 million of impairment charges during the second quarter of 2008. An adjustment to the fair values may be required in the third quarter of 2008, when the Company finalizes its testing.

Long-lived assets

        For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. As

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(3) Impairments (Continued)

of May 31, 2008, based on the results of these tests, the Company determined that an impairment of $36 million existed which was attributable to the Company's fleet of owned B737 aircraft and related spare parts. As described in Note 2, "Company Operational Plans," the Company is retiring its entire B737 fleet earlier than originally planned. The Company recorded an additional $2 million impairment for other assets.

        Due to the unfavorable economic and industry factors described above, the Company also determined that it was required to perform an impairment test of its $105 million of pre-delivery aircraft deposits and related capitalized interest. The Company estimated that these aircraft deposits were completely impaired and wrote off their full carrying value. The Company believes that it is highly unlikely that it will take future aircraft deliveries and, therefore, the Company will be required to forfeit the deposits, which are also not transferable.

        As a result of the impairment testing described above, the Company's goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied SFAS 157 to the determination of the fair value of these assets. However, the provisions of SFAS 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS 142 Step Two goodwill fair value determination.

        Due to extreme fuel price volatility, tight credit markets, the decline in UAL's market capitalization and in the fair value of its debt securities, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge of aircraft or indefinite-lived intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers announce plans to retire similar aircraft. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

(4) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code

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

         Significant Matters Remaining to be Resolved in Chapter 11 Cases.    The following matters remain to be resolved in the Bankruptcy Court or another court:

  (a)
  SFO Municipal Bond Secured Interest.    HSBC Bank Inc. ("HSBC"), as trustee for the 1997 municipal bonds related to San Francisco International Airport ("SFO"), filed a complaint against United asserting a security interest in United's leasehold for portions of its maintenance base at SFO. Pursuant to Section 506(a) of the Bankruptcy Code, HSBC alleges

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code (Continued)

    that it is entitled to be paid the value of that security interest, which HSBC had claimed was as much as $257 million. HSBC and United went to trial in April 2006 and the Bankruptcy Court rejected as a matter of law HSBC's $257 million claim. HSBC subsequently alleged that it was entitled to $154 million, or at a minimum, approximately $93 million. The parties tried the case and filed post-trial briefs, which were heard by the Bankruptcy Court. In October 2006, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $27 million. United has accrued $27 million as its estimated obligation as of June 30, 2008 and December 31, 2007. After the Bankruptcy Court denied various post-trial motions, both parties appealed to the U.S. District Court for the Northern District of Illinois ("the District Court") and on March 27, 2008 the District Court affirmed the Bankruptcy Court decision in all respects. HSBC filed a notice of appeal of the District Court's judgment on April 16, 2008.

  (b)
  LAX Municipal Bond Secured Interest.    There is pending litigation before the District Court regarding the extent to which the Los Angeles International Airport ("LAX") municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest is approximately $33 million. An appeal by both parties to the District Court resulted in an affirmation of this value on June 13, 2008. United has accrued this amount as its estimated obligation at both June 30, 2008 and December 31, 2007. The District Court's ruling is expected to be appealed to the U.S. Court of Appeals for the Seventh Circuit.

        The special item of $22 million in the six months ended June 30, 2007 relates to accrual reductions for pending SFO and LAX litigation.

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

        With respect to unsecured claims, approximately 112 million shares of UAL common stock were issued and distributed to holders of valid unsecured claims between February 2, 2006, the first distribution date established in the Company's Plan of Reorganization, and June 30, 2008. As of June 30, 2008, there are approximately 2.7 million remaining shares of UAL common stock being held in reserve to satisfy all of the remaining disputed and undisputed unsecured claim values, once the remaining claim disputes are resolved. The final distributions of shares will not occur until late 2008 or later, pending resolution of bankruptcy matters such as those discussed above. UAL and United currently estimate that the probable range of unsecured claims to be ultimately allowed by the Bankruptcy Court will be between $29.3 billion and $29.6 billion.

        The table below includes the Company's activity related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to legal, professional and tax matters, among others, for the six months ended June 30, 2008. These reserves are primarily classified

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(4) Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code (Continued)

in other current liabilities in the Condensed Statements of Consolidated Financial Position (Unaudited). As of June 30, 2008 and December 31, 2007, $60 million of the administrative and priority claims accruals represents reserves for probable liabilities under the pending litigation to determine the extent to which security interests exist in the underlying facility leases for SFO and LAX, as described above.

(In millions)
Balance at December 31, 2007	$98
Payments	(3)

Balance at June 30, 2008	$95

(5) New Accounting Pronouncements

        In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of APB 14-1 on its consolidated financial statements.

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

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(5) New Accounting Pronouncements (Continued)

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), with respect to its financial assets and financial liabilities. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. The adoption of SFAS 157 did not have a material impact on the Company's financial statements. FASB Staff Position No. FAS 157-2, issued in February 2008, delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis. The Company has not determined the impact, if any, that the adoption of SFAS 157 will have on its nonfinancial assets and nonfinancial liabilities. The Company will be required to apply SFAS 157 to these nonfinancial assets and nonfinancial liabilities effective January 1, 2009. See Note 13, "Fair Value Measurements and Derivative Instruments," for SFAS 157 disclosures related to financial assets and financial liabilities.

(6) Common Stockholders' Equity (Deficit) and Mandatorily Convertible Preferred Securities

        Changes in the number of shares of UAL common stock outstanding and held in treasury during the six months ended June 30, 2008 were as follows:

UAL	Six Months Ended June 30, 2008
UAL common stock outstanding at beginning of period	116,921,049
Issuance of UAL common stock upon conversion of preferred stock	8,896,536
Issuance of UAL common stock to employees	208,164
Issuance of UAL common stock to creditors	60,200
Forfeiture of non-vested UAL restricted stock	(44,281)
Treasury shares acquired	(252,133)

UAL common stock outstanding at end of period	125,789,535

Treasury shares at beginning of period	396,595
Shares acquired for treasury	252,133

Treasury shares at end of period	648,728

        As reflected in the table above, 8.9 million shares of UAL common stock were issued upon preferred stockholders' elections to exercise their conversion option of 4.0 million shares of 2% mandatorily convertible preferred stock during the first six months of 2008. The Company increased additional paid in capital by $298 million and decreased the mandatorily convertible preferred stock by the same amount to record the impact of these conversions. See Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Claims Resolution Process" and Note 7, "Per Share Amounts" for information regarding shares of UAL common stock distributed to creditors in 2008 and 2.7 million shares that are reserved as of June 30, 2008 and will be distributed periodically to employees and holders of previously allowed claims and disputed claims that are pending final resolution. All treasury shares acquired during the six months ended June 30, 2008 were shares acquired for tax withholding obligations under UAL's share-based compensation plans.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(7) Per Share Amounts (UAL Only)

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), UAL basic per share amounts were computed by dividing earnings (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding. Approximately 2.7 million shares of UAL common stock remaining to be issued to unsecured creditors and employees under the Plan of Reorganization are included in UAL outstanding basic shares, as the necessary conditions for issuance have been satisfied. UAL's $530 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL's option. These notes are not deemed potentially dilutive shares, as it is UAL's intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(7) Per Share Amounts (UAL Only) (Continued)

per share amounts and the number of securities which have been excluded from the computation of diluted per share amounts as they have an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(2,729)	$274	$(3,266)	$122
Preferred stock dividend requirements	—	(2)	(2)	(5)

Earnings (loss) available to common stockholders	$(2,729)	$272	$(3,268)	$117

Basic weighted average shares outstanding	127.1	117.4	124.1	117.2

Earnings (loss) per share, basic	$(21.47)	$2.31	$(26.33)	$1.00

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$(2,729)	$272	$(3,268)	$117
Effect of 2% preferred securities	—	2	—	5
Effect of 4.5% senior limited-subordination convertible notes	—	5	—	10
Effect of 5% convertible notes	—	1	—	2

Earnings (loss) available to common stockholders including the effect of dilutive securities	$(2,729)	$280	$(3,268)	$134

Basic weighted average shares outstanding	127.1	117.4	124.1	117.2
Effect of non-vested restricted shares	—	1.1	—	1.0
Effect of 2% preferred securities	—	10.9	—	10.9
Effect of 4.5% senior limited-subordination convertible notes	—	20.8	—	20.8
Effect of 5% convertible notes	—	3.2	—	3.2

Diluted weighted average shares outstanding	127.1	153.4	124.1	153.1

Earnings (loss) per share, diluted	$(21.47)	$1.83	$(26.33)	$0.88

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	4.3	4.4	4.3	4.4
Restricted shares	1.4	0.9	1.4	1.0
2% preferred securities	2.2	—	5.2	—
4.5% senior limited-subordination convertible notes	22.2	—	22.2	—
5% convertible notes	3.4	—	3.4	—

	33.5	5.3	36.5	5.4

(8) Share-Based Compensation Plans

2008 Incentive Compensation Plan

        In the first six months of 2008, UAL's Board of Directors and stockholders approved the UAL Corporation 2008 Incentive Compensation Plan (the "2008 Plan"). The 2008 Plan is an incentive compensation plan that allows the Company to use different forms of compensation awards to attract,

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(8) Share-Based Compensation Plans (Continued)

retain and reward eligible participants. The 2008 Plan replaced the UAL Corporation 2006 Management Equity Incentive Plan (the "MEIP"), which was automatically terminated with respect to future grants and otherwise replaced and superseded by the 2008 Plan on June 12, 2008. Any awards granted under the MEIP prior to June 12, 2008 remain in effect pursuant to their terms. Awards may not be granted under the 2008 Plan after June 11, 2018.

        Any officer or employee of UAL or its affiliates is eligible to participate in the 2008 Plan. The 2008 Plan provides for the grant of options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Code, nonqualified stock options ("NSOs"), stock appreciation rights ("SARs"), restricted share awards, restricted stock units ("RSUs"), performance compensation awards, performance units, cash incentive awards and other equity-based and equity-related awards. Any shares of our common stock issued under the 2008 Plan will consist, in whole or in part, of authorized and unissued shares or of treasury shares.

        Subject to adjustment for changes in capitalization, the aggregate number of shares of UAL common stock that are available for delivery pursuant to awards granted under the 2008 Plan is equal to (1) 8,000,000 plus (2) the shares of UAL common stock that remained available under the MEIP as of June 12, 2008, including shares of UAL common stock with respect to awards granted under the MEIP that are forfeited after June 12, 2008. Subject to adjustment for changes in capitalization, (1) each share with respect to which an option or stock-settled SAR is granted under the 2008 Plan reduces the aggregate number of shares that may be delivered under the 2008 Plan by one share, and (2) each share with respect to which any other award denominated in shares is granted under the 2008 Plan reduces the aggregate number of shares that may be delivered under the 2008 Plan by 1.5 shares. Of the shares of UAL common stock available for awards under the 2008 Plan, the maximum number of shares that is permitted to be delivered pursuant to ISOs granted under the 2008 Plan is 2,000,000.

        If an award granted under the 2008 Plan is forfeited, or otherwise expired, terminated or cancelled without the delivery of shares or were settled in cash, then the shares covered by such award are again available to be delivered pursuant to awards under the 2008 Plan. However, shares that are surrendered or tendered in payment of the exercise price of an award or any taxes required to be withheld in respect of an award will not become available to be delivered pursuant to awards under the 2008 Plan. Subject to adjustment for changes in capitalization, the maximum number of shares of common stock available to be granted pursuant to awards to any single participant in any fiscal year is 500,000. In the case of awards settled in cash based on the fair market value of a share, the maximum aggregate amount of cash permitted to be paid pursuant to awards granted to any single participant in any fiscal year is equal to the per share fair market value as of the relevant vesting, payment or settlement date, multiplied by the maximum number of shares which can be granted, as described above. The maximum aggregate amount of cash and other property (valued at fair market value) permitted to be paid or delivered pursuant to awards under the 2008 Plan, the value of which is not determined by reference to the fair market value of our shares, to any single participant in any fiscal year is $5,000,000.

        The 2008 Plan provides that, unless otherwise provided in an award agreement, in the event of a change of control of the Company (as defined in the 2008 Plan):

  •
  any options and SARs outstanding as of the date the change of control is determined to have occurred become fully exercisable and vested, as of immediately prior to the change of control.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(8) Share-Based Compensation Plans (Continued)

  •
  all performance units, cash incentive awards and other awards designated as performance compensation awards will be paid out at the "target" performance level on a prorated basis based on the number of days elapsed from the beginning of the performance period up to and including the change of control.

  •
  all other outstanding awards are automatically deemed exercisable or vested and all restrictions and forfeiture provisions related thereto lapse as of immediately prior to such change of control.

Compensation Expense

        Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. The Company recognized share-based compensation expense of $7 million and $18 million during the three and six months ended June 30, 2008, respectively, and $11 million and $26 million during the three and six months ended June 30, 2007, respectively. The Company's unrecognized share-based compensation expense was $31 million and $41 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, 8,339,284 awards were available under the 2008 Plan and 66,937 awards were available under the Director Equity Incentive Plan ("DEIP"). As of December 31, 2007, a total of 728,237 awards were available for grant under the MEIP and DEIP. The table below summarizes stock option activity for the six months ended June 30, 2008:

Options
Outstanding at beginning of period	4,150,093
Granted	297,900
Exercised	(6,864)
Canceled	(141,737)

Outstanding at end of period	4,299,392

Exercisable (vested) at end of period	1,970,763

        The table below summarizes UAL's restricted stock activity for the six months ended June 30, 2008:

Restricted Stock
Nonvested at beginning of period	2,017,989
Granted	203,300
Vested	(736,178)
Terminated	(44,281)

Nonvested at end of period	1,440,830

(9) Income Taxes

        In the 2008 periods, the Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because of goodwill impairment charges in the second quarter that are not deductible for income tax purposes and the tax benefits of the Company's remaining net operating losses for the periods were almost completely offset by a valuation allowance. The reversal of

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(9) Income Taxes (Continued)

the deferred tax liability was recorded due to an $80 million intangible asset impairment. For the three and six month periods ended June 30, 2007, UAL and United both had effective tax rates of 41% and 47%, respectively, which were based on forecasted income for 2007. Those rates differed from the statutory rate due principally to certain expenses recorded for financial statement purposes that were not deductible for income tax purposes.

        The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. UAL had a valuation allowance against its deferred tax assets of $2,171 million and $1,815 million at June 30, 2008 and December 31, 2007, respectively, to reflect management's assessment regarding their future realization. United had valuation allowances of $2,123 million and $1,757 million at June 30, 2008 and December 31, 2007, respectively. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization. Under the accounting rules in effect for UAL's and United's 2008 fiscal year, reductions in the portion of the total valuation allowance recorded prior to February 1, 2006, if any should occur, would be recorded as a reduction of goodwill, to the extent thereof, and then as a reduction of other intangible assets. Beginning January 1, 2009, under the provisions of FASB's Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, reductions in the valuation allowance attributable to all periods, if any should occur, will be recorded as an adjustment to income tax expense in the Company's Statements of Consolidated Operations (Unaudited).

        As a result of the Company's emergence from bankruptcy, the Company has an unrecorded tax benefit of $802 million and $801 million at June 30, 2008 and December 31, 2007, respectively, attributable to the difference between the amount of financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company is accounting for this unrecorded tax benefit by analogy to Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, which requires recognition of the tax benefit to be deferred until it is realized as a reduction of taxes payable.

        As of June 30, 2008, UAL and United had a federal net operating loss ("NOL") carry forward of approximately $7.4 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.8 billion. These benefits, which originated primarily before the Company emerged from bankruptcy, will expire over a five to twenty year period. The Company's ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To reduce the possibility of a potential adverse effect on the Company's ability to utilize its NOL carry forward benefits, the Company's certificate of incorporation contains a "5% Ownership Limitation," applicable to all stockholders except the Pension Benefit Guaranty Corporation ("PBGC"). The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL's common stock, unless prior written approval is granted by the UAL Board of Directors.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(9) Income Taxes (Continued)

        UAL's income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL's consolidated income tax returns.

(10) Retirement and Postretirement Plans

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

        The Company's net periodic benefit cost included the following components:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1	$3	$3	$5	$8	$9	$16	$18
Interest cost	2	3	5	5	30	31	60	62
Expected return on plan assets	(3)	(3)	(6)	(5)	(1)	(1)	(2)	(2)
Amortization of unrecognized gain and prior service cost	—	(1)	(1)	(1)	(4)	(2)	(8)	(4)

Net periodic benefit costs	$—	$2	$1	$4	$33	$37	$66	$74

(11) Segment Information

        We manage our business by two reportable segments: Mainline and United Express. The table below includes segment information for UAL and United for the three and six month periods ended June 30, 2008 and 2007. See Note 3, "Impairments" and Note 4, "Voluntary Reorganization Under

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(11) Segment Information (Continued)

Chapter 11 of the United States Bankruptcy Code," for discussion of the impairments and special items presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
UAL segment information
Revenue:
Mainline	$4,574	$4,409	$8,570	$8,107
United Express	797	804	1,512	1,479

Total	$5,371	$5,213	$10,082	$9,586

Segment income (loss):
Mainline	$(208)	$395	$(684)	$154
United Express	(50)	71	(114)	54
Goodwill impairment	(2,277)	—	(2,277)	—
Other impairments and special items	(223)	—	(223)	22
Less: equity earnings(a)	(1)	(1)	(3)	(2)

Consolidated income (loss) before income taxes and equity in earnings of affiliates	$(2,759)	$465	$(3,301)	$228

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
United segment information
Revenue:
Mainline	$4,574	$4,412	$8,570	$8,114
United Express	797	804	1,512	1,479

Total	$5,371	$5,216	$10,082	$9,593

Segment income (loss):
Mainline	$(236)	$401	$(712)	$168
United Express	(50)	71	(114)	54
Goodwill impairment	(2,277)	—	(2,277)	—
Other impairments and special items	(223)	—	(223)	22
Less: equity earnings(a)	(1)	(1)	(3)	(2)

Consolidated income (loss) before income taxes and equity in earnings of affiliates	$(2,787)	$471	$(3,329)	$242

(a)
Equity earnings are part of the Mainline segment.

        All of the above impairments and special items are only applicable to the Mainline segment. The Company's Mainline segment assets decreased approximately $2.9 billion during the six month period

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(11) Segment Information (Continued)

ended June 30, 2008. The decrease in Mainline segment assets was largely due to the asset impairments discussed in Note 3, "Impairments."

(12) Comprehensive Income (Loss)

        For the three and six month periods ended June 30, 2008 and 2007, UAL's total comprehensive income (loss) was $(2,744) million and $(3,293) million, respectively, and $272 million and $127 million, respectively. For the three and six month periods ended June 30, 2008 and 2007, United's total comprehensive income (loss) was $(2,772) million and $(3,320) million, respectively, and $275 million and $135 million, respectively. The 2008 and 2007 periods included activity related to an interest rate swap that was terminated in 2007 and the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income for the years ended December 31, 2007 and 2006, in accordance with Statement of Financial Accounting Standard No. 158, Employers' Accounting for Pensions and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R. Comprehensive loss in the 2008 periods also includes changes in the fair value of the Company's available-for-sale EETC investments.

(13) Fair Value Measurements and Derivative Instruments

         Fair Value Information.    Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

(13) Fair Value Measurements and Derivative Instruments (Continued)

        The table below presents disclosures about the fair value of financial assets and financial liabilities recognized in the Company's Condensed Statements of Consolidated Financial Position (Unaudited).

		Fair Value Measurements at Reporting Date Using
(In millions)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains/ (Losses)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
EETC available-for-sale securities	$67	$—	$67	$—
Fuel derivative instruments(a)	258	—	249	9	$9
Foreign currency receivables	1	—	1	—

Total financial assets	$326	$—	$317	$9

Total financial liabilities—Foreign currency payables	$4	$—	$4	$—

(a)
During the six months ended June 30, 2008, the net increase in the fair value of Level 3 fuel derivatives was $9 million which was classified within aircraft fuel expense in the Company's Condensed Statements of Consolidated Operations (Unaudited). See below for further discussion of fuel derivative gains and losses.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(13) Fair Value Measurements and Derivative Instruments (Continued)

        Fair value of the above financial instruments was determined as follows:

Description	Fair Value Methodology
Enhanced Equipment Trust Certificates ("EETCs")	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of similar EETC instruments issued by other airlines.
Fuel Derivative Instruments

United's fuel derivative contracts are privately negotiated contracts and are not exchange traded. The fair value of most of these contracts is determined based on models using energy related observable inputs that are either readily available in the public markets or can be derived from information in the public markets. The Company substantiates the reasonableness of their values through comparison to information received from counterparties and in certain cases multiple counterparties. The Company enters into derivative contracts where certain of the inputs utilized to determine the fair value of certain derivative contracts are unobservable and the Company has categorized these derivative contracts as Level 3. The Company's Level 3 derivative contracts consist of contracts that are extendible at the option of the counterparty. The fair value of these contracts was estimated using an income approach, that includes a simulation model.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs.

         Aircraft Fuel Hedges.    We have a risk management strategy to hedge a portion of our price risk related to projected jet fuel requirements primarily through collar options. The collars involve the simultaneous purchase and sale of call and put options with identical expiration dates. In order for the Company to obtain more favorable terms for a portion of its hedge positions, the Company entered into collars with additional features. These hedge positions include extendable collars referred to above and collars that include twice the amount of put volume as call volume. In the three month periods ended June 30, 2008 and 2007, the Company entered into and settled various derivative positions that were accounted for as economic hedges rather than cash flow or fair value hedges under SFAS 133. In the three months ended June 30, 2008 and 2007, the Company recognized net hedge gains of $238 million and $17 million, respectively that were classified as Mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In addition, for the six months ended June 30, 2008 and 2007, the Company recognized net hedge gains of $279 million and $39 million, respectively that were classified as Mainline fuel expense in the Condensed Statements of Consolidated Operations (Unaudited). In addition, the Company recorded $22 million in fuel derivative gains, which are included in nonoperating income in both the three and six month periods ended June 30, 2008. As of June 30, 2008, fuel expense and nonoperating income included $237 million and $21 million, respectively, of unrealized mark-to-market gains for contracts settling after June 30, 2008.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(13) Fair Value Measurements and Derivative Instruments (Continued)

        As of June 30, 2008, the Company had hedged 40% of forecasted third quarter 2008 fuel consumption. Three-way collars hedged 30% of fuel consumption with upside protection, on a weighted-average basis, beginning at $108 per barrel and capped at $124 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $104 per barrel. Collars hedged 10% of fuel consumption with upside protection, on a weighted-average basis, beginning at a crude oil equivalent price of $111 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $100 per barrel.

        As of June 30, 2008, the Company had hedged 42% of forecasted fuel consumption for fourth quarter of 2008. Three-way collars hedged 26% of fuel consumption with upside protection, on a weighted-average basis, beginning at $110 per barrel and capped at $131 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $105 per barrel. Collars hedged 16% of fuel consumption with upside protection, on a weighted-average, beginning at a crude oil equivalent price of $105 per barrel with payment obligations, on a weighted-average, beginning if crude oil drops below $94 per barrel. As of June 30, 2008, approximately one-third of the Company's hedge positions for the last six months of 2008 were extendable collars or collars with twice the amount of put to call volume.

        As of June 30, 2008, the Company had hedged 10% of forecasted fuel consumption for the year ended December 31, 2009. Three-way collars hedged 7% of fuel consumption with upside protection, on a weighted-average basis, beginning at $112 per barrel and capped at $141 per barrel with payment obligations, on a weighted-average basis, beginning if crude oil drops below $99 per barrel. Collars hedged 3% of fuel consumption with upside protection, on a weighted-average, beginning at a crude oil equivalent price of $113 per barrel with payment obligations, on a weighted-average, beginning if crude oil drops below $104 per barrel.

         Foreign Exchange.    As of June 30, 2008, the Company hedged a portion of its expected foreign currency cash flows in the Australian dollar, Canadian dollar, British pound, European euro and Japanese yen. As of June 30, 2008, the notional amount of these foreign currencies hedged with the forward contracts in U.S. dollars terms was approximately $243 million. These contracts expire at various dates through March 2009. For the three and six months ended June 30, 2008, a total realized and unrealized loss of $1 million and $9 million, respectively, was recorded in nonoperating expenses from these derivative positions. The Company began this hedging program in the second quarter of 2007 and realized no material gains or losses from these derivative positions during that period.

         Fair Value of Debt.    As of June 30, 2008, the fair value of the Company's debt declined to approximately $5.2 billion, as compared to a carrying value of $6.8 billion. As of December 31, 2007, the fair value of the Company's debt was approximately $6.8 billion, as compared to its carrying value of $7.1 billion. The decrease in fair value was primarily due to the impact of increased fuel expense on the Company's financial performance, as well as the tightening of the credit markets. The Company estimated the fair value of its debt at June 30, 2008 based on quoted market prices for the same or similar issues and discounted cash flow models using appropriate market rates.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(14) Commitments, Contingent Liabilities and Uncertainties

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

         Bankruptcy Matters.    See Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Significant Matters Remaining to be Resolved in Chapter 11 Cases," for a discussion of contingencies associated with the Company's bankruptcy proceedings.

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

        The Company is currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission's allegations against the Company. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability has been recorded as of June 30, 2008. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

         Contingent Senior Unsecured Notes.    UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with the Company's fiscal year ending December 31, 2009 and concluding with our fiscal year ending December 31, 2017, a triggering event may occur when,

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(14) Commitments, Contingent Liabilities and Uncertainties (Continued)

among other things, the Company's EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes.

         Commitments.    At June 30, 2008, future commitments for the purchase of property and equipment, principally aircraft, approximated $2.8 billion. The Company's current commitments include $2.2 billion for the purchase of, in the aggregate, 42 A319 and A320 aircraft. These commitments for the 42 aircraft are cancellable by the Company and such action would require the forfeiture of $91 million of advance deposits provided to the manufacturer for these purchase orders. As discussed in Note 3, "Impairments," the Company recorded an impairment charge to decrease the carrying value of the advance deposits in the Company's Consolidated Statements of Financial Position (Unaudited) to zero based on the Company's belief that it is highly unlikely that it will take future delivery of these aircraft. These aircraft purchase orders are still included in the Company's total commitment amount, as the Company has not formally terminated the orders. The Company's current commitments would require the payment of an estimated $0.2 billion in 2008, $0.4 billion for the combined years of 2009 and 2010, $1.3 billion for the combined years of 2011 and 2012 and $0.9 billion thereafter.

         Municipal Bond Guarantees.    The Company has entered into long-term agreements to lease certain airport and maintenance facilities that are financed through tax-exempt municipal bonds. These bonds were issued by various local municipalities to build or improve airport and maintenance facilities. Under these lease agreements, United is required to make rental payments in amounts sufficient to pay the maturing principal and interest payments on the bonds. However, as a result of the bankruptcy filing, United was not permitted to make payments on unsecured pre-petition debt. The Company was advised that these municipal bonds may be unsecured (or in certain instances, partially secured). In 2006, as a result of the final Bankruptcy Court decisions, certain leases (SFO and LAX) were considered to be financings resulting in the Company's guarantees being discharged in bankruptcy. The Denver International Airport ("DEN") lease related to the 1992 bonds was not rejected. The Company has guaranteed interest and principal payments on $270 million of the DEN bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company's Statements of Consolidated Financial Position at June 30, 2008 or December 31, 2007. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term. There remains certain bankruptcy-related litigation as to whether the LAX and SFO bondholders have a secured interest in certain of the Company's leasehold improvements. The Company has accrued an amount, which it estimates is probable to be approved by the Bankruptcy Court for these secured interests. See Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Significant Matters Remaining to be Resolved in Chapter 11 Cases," for a discussion of ongoing litigation with respect to certain of these obligations.

(15) Debt Obligations

Aircraft-related Transactions

        In June 2008, United entered into an $84 million credit agreement secured by three aircraft, including two Airbus A320s and one Boeing B777. Borrowings under the agreement are at a variable interest rate based on LIBOR plus a margin. The loan has a final maturity in June 2015.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(15) Debt Obligations (Continued)

        During the first six months of 2008, the Company acquired nine aircraft under existing lease terms. These aircraft were previously recorded as capital lease assets and are now owned assets. Aircraft lease deposits were utilized to make the final payments due under certain of these lease obligations. As of June 30, 2008, 116 aircraft with a net book value of $2.0 billion were unencumbered. As of December 31, 2007, the Company had 113 unencumbered aircraft.

        In July 2008, United completed a $241 million credit agreement secured by 26 of the Company's owned A319 and A320 aircraft. Borrowings under the Agreement were at a variable interest rate based on LIBOR plus a margin. Periodic principal and interest payments are required until the final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company's unencumbered aircraft as the Company used available equity in these previously mortgaged aircraft as collateral for this financing.

Amended Credit Facility

        The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. As of June 30, 2008 and December 31, 2007, the Company had used $206 million and $102 million, respectively, of the Tranche A commitment capacity for letters of credit. In July 2008, the Company used an additional $34 million of the Tranche A capacity for letters of credit, which combined with a reassessment of required collateral, resulted in the release of $50 million of restricted cash from a third party to the Company.

Amended Credit Facility Collateral

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

Amended Credit Facility Covenants

        United's Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of June 30, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. The Company paid $109 million to amend the credit facility. These costs are being

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(15) Debt Obligations (Continued)

deferred and amortized over the remaining life of the agreement. A summary of financial covenants, after the May amendment, includes the following:

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

        Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of June 30, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period ending June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company's control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company's ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

Credit Card Processing Agreement Covenants

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

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(15) Debt Obligations (Continued)

        As of June 30, 2008, such financial institutions maintained an aggregate holdback of $382 million. This holdback amount was classified as restricted cash in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

        Under the Company's largest credit card processing agreement, the amount of any such holdback is determined, based on, among other things, payment defaults with respect to any material indebtedness or any material trade payable, the amount of unrestricted cash held by the Company and the Company's fixed charge coverage ratio, both as defined under the Amended Credit Facility. This agreement currently requires a 25% holdback. In order for this holdback to not increase above 25%, the Company must maintain at least 90% of both the minimum required fixed charge coverage ratio and the minimum required unrestricted cash balance, as specified in the Amended Credit Facility for any applicable period for which such covenants are effective. If the Company fails to meet the 90% compliance level for either of these financial covenants when applicable, the card processor may increase its holdback of relevant advanced ticket sales in several successive stages from the current amount of 25% to up to 100% based on additional triggers. The card processing agreement's financial covenants automatically conform to the Amended Credit Facility's financial covenants as these may be amended, waived, or supplemented from time to time, and as a result, these financial covenants have automatically adjusted to conform to the May 2008 amendment to the Amended Credit Facility discussed above. In the May 2008 amendment, the fixed charge coverage ratio requirement was eliminated under the Amended Credit Facility for the four quarterly periods beginning with the second quarter of 2008 and ending with the first quarter of 2009; consequently, no fixed charge coverage ratio is in effect for this card processing agreement for those reporting periods.

        On July 22, 2008 the Company announced that it had reached a non-binding agreement in principle to amend the above referenced credit card processing agreement to, among other things, reduce the amount of the holdback. If finalized in a definitive agreement, the amendment would reduce the amount of the holdback to $25 million provided the Company maintains a specified level of unrestricted cash and cash equivalents. The Company has agreed that certain of its obligations under the agreement would be secured by certain non-cash collateral. The parties have agreed to use their best efforts to reach a definitive agreement and complete the transactions contemplated by the agreement in principle.

        Under another of United's material card processing agreements there currently are no holdbacks; however, in the event United's business suffers a material adverse change, the card processor has the right to review and increase the holdback to up to 100% (and in some cases more than 100%) of relevant advanced ticket sales.

        The Company's maximum exposure to credit card holdbacks generally consists of the amount of advance ticket sales that customers purchased with credit cards. An increase in the current holdback balances to higher percentages of relevant advanced ticket sales could materially reduce the Company's liquidity. As of June 30, 2008, the Company had advance ticket sales of $2,786 million of which approximately $2.3 billion relates to credit card sales.

(16) Subsequent Events

        See Note 15, "Debt Obligations," for financing transactions completed after June 30, 2008, including the Company's $241 million secured borrowing and the issuance of additional letters of credit

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies

Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(16) Subsequent Events (Continued)

under the Company's Amended Credit Facility. In addition, the Company also received $50 million of cash that was previously restricted. This return of cash was due, in part, to the issuance of letters of credit.

        In July 2008, the Company announced that it had reached a non-binding agreement in principle with its Mileage Plus co-branded bankcard partner and its largest credit card processor to amend the terms of their existing co-brand and credit card processing agreements to, among other things, extend the terms of the agreements. If finalized in a definitive agreement, the Company would receive a payment of $600 million relating to the advance purchase of frequent flyer miles and the extension of the contract and would expect to receive an additional $200 million in cash flow over the next two years under the co-brand agreement. See Note 15, "Debt Obligations," for a discussion of the proposed amendment to the credit card processing agreement. The Company has agreed that certain of its obligations under the agreements would be secured by certain non-cash collateral. The parties have agreed to use their best efforts to reach definitive agreements and complete the transactions contemplated by the agreement in principle.

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

        United is one of the largest passenger airlines in the world. The Company offers over 3,000 flights a day to more than 200 destinations through its Mainline and United Express services, based on its flight schedule from July 2008 to July 2009. United offers nearly 1,400 average daily Mainline (including Ted(SM)) departures to more than 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United's domestic hubs, through marketing relationships with United Express carriers, which provide more than 1,700 average daily departures to more than 150 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world's largest airline network.

         Bankruptcy Matters.    On December 9, 2002 (the "Petition Date"), UAL, United and 26 direct and indirect wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"). On January 20, 2006, the Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code (the "Plan of Reorganization"). The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006 (the "Effective Date"). As of the Effective Date, UAL and United adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") resulting in significant changes to their historical financial statements. See Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information regarding bankruptcy matters.

         Company Operational Plans.    Crude oil spot prices significantly escalated in the second quarter of 2008 and reached new peak prices, at approximately $140 per barrel. As described further below, the unprecedented increase in jet fuel prices has had a significant negative impact on our results of operations. The Company has begun implementing plans to address the increased cost of fuel. Highlights of these plans include the following:

  •
  The Company is significantly reducing mainline domestic and consolidated capacity. By the fourth quarter of 2008, the Company expects mainline domestic and consolidated capacity to be down approximately 16% and 11% year-over-year, respectively. For the full year of 2009, mainline domestic and consolidated capacity are expected to be approximately 20% and 12% lower than 2007, respectively.

  •
  The capacity reductions will be made through reductions in frequencies of routes and the elimination of unprofitable routes. These actions will result in the closure of certain stations where United cannot operate profitably at current fuel prices.

  •
  The Company has announced plans to permanently remove 100 aircraft from its mainline fleet, including its entire B737 fleet, and six B747 aircraft. The B737 aircraft being retired are some of the oldest and least fuel efficient in the Company's fleet. This planned reduction reflects the Company's efforts to eliminate unprofitable capacity and divest the Company of assets that currently do not provide an acceptable return.

  •
  United is eliminating its Ted product and reconfiguring that fleet's 56 A320s to include United First class seats. The reconfiguration of the Ted aircraft will begin in spring 2009 and be completed by year-end 2009. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return.

  •
  In connection with the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company anticipates these efforts will result in a reduction in workforce of approximately 7,000 by the end of 2009. The workforce reduction is expected to occur through a combination of furloughs and furlough-mitigation programs, such as early-out options.

  •
  The Company has increased its 2008 cost reduction target by $100 million to $500 million and is also reducing previously planned 2008 capital expenditures of $650 million by approximately $200 million.

        The Company is taking additional actions beyond the plans discussed above, including generating new revenue sources and taking certain other actions, as described below. However, the Company cannot provide assurance that these strategies will successfully mitigate the ongoing adverse impact of high jet fuel prices on its financial position, results of operations and liquidity.

         Recent Developments.    The increase in fuel prices and a weakening economy have created an extremely challenging environment for the industry. In addition, potential industry consolidation, such as the planned Delta Airlines and Northwest Airlines merger, may increase the competitiveness of the industry. In addition to the actions described above, the Company is taking a number of actions, described below, to respond to these challenges.

  •
  The Company continues to pass rising commodity costs to customers. The Company is creating new revenue streams through unbundling products, offering new a la carte services and expanding choices for customers. The Company's existing merchandising programs, such as Economy Plus and Premium Cabin up sell have been extremely successful and the Company continues to implement new revenue initiatives such as the $15 fee for the first checked bag announced in June 2008. In addition, various ticket change fees have increased, including Mileage Plus close-in fees.

  •
  The Company is taking action with the objective to maintain adequate liquidity and minimize its financing costs during this challenging economic environment. In June and July 2008, the Company entered into approximately $325 million of new financing agreements, as described in Liquidity and Capital Resources—Financing Activities, below.

  •
  On July 22, 2008, the Company announced that it had reached a non-binding agreement in principle with its Mileage Plus co-branded bankcard partner and its largest credit card processor to amend the terms of their existing agreements to, among other things, extend the terms of the agreements. If finalized in a definitive agreement, the Company would expect its cash position to increase by approximately $1.0 billion in 2008, which would include the release of approximately $350 million in previously restricted cash under the credit card processing agreement, and an additional $200 million over the next two years. The Company has agreed that certain of its obligations under the agreements would be secured by certain non-cash collateral, and the parties have agreed to use their best efforts to reach definitive agreements and complete the transactions contemplated by the agreement in principle.

Continental Alliance

  •
  In June 2008, United and Continental announced their plan to form a new partnership that will link the airlines' networks and services worldwide to the benefit of customers, employees and shareholders, creating new revenue opportunities, cost savings and other efficiencies. In addition, Continental plans to join United and its 19 other partners in the Star Alliance, the most comprehensive airline alliance in the world. Also, Continental will request the U.S. Department of Transportation to allow it to join United, Lufthansa, Air Canada and six other carriers in their already established anti-trust immunized alliance. This will enable the immunized carriers to work closely together to establish trans-Atlantic and other international joint ventures to deliver highly competitive flight schedules, fares and service.

  •
  In the U.S. market, where antitrust immunity for solely domestic travel would not apply, customers will benefit as the two airlines plan to begin broad codesharing, which eases travel for customers flying on itineraries using both carriers and cooperation on frequent flyer programs, elite customer recognition and airport lounges, subject to regulatory notice and Continental exiting certain of its current alliance relationships.

  •
  Continental's and United's route networks are highly complementary, with little overlap, so they add value to each other and to customers who are planning domestic and international itineraries. Under codesharing, customers will benefit from a coordinated process for reservations/ticketing, check-in, flight connections and baggage transfer. Frequent flyer reciprocity will allow members of Continental's OnePass program and United's Mileage Plus program to earn miles in their accounts when flying on either partner airline and redeem awards on both carriers.

  •
  Continental's plans to join the Star Alliance and other planned cooperation are subject to certain regulatory and other approvals and the termination of certain contractual relationships, including Continental's existing agreements with SkyTeam members that restrict its participation in another global alliance.

         Summary of Financial Results.    The air travel business is subject to seasonal fluctuations and, historically, the Company's results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company's results of operations can be impacted by fuel price volatility, adverse weather, air traffic control delay, economic conditions and other factors in any period.

        As highlighted in the table below, the Company's results in the three and six months ended June 30, 2008 were significantly less favorable as compared to the year-ago periods. The most significant contributors to these negative variances were increased fuel prices, and, in the second quarter, asset impairments. The table below also highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas, although the benefits of these cost savings initiatives and higher revenues were not sufficient to offset the dramatic increase in fuel cost.

	Three months ended June 30,				Six months ended June 30,
			Favorable (unfavorable)				Favorable (unfavorable)
(in millions)	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
UAL Information
Total revenues	$5,371	$5,213	$158	3	$10,082	$9,586	$496	5
Mainline fuel expense	1,848	1,206	(642)	(53)	3,423	2,247	(1,176)	(52)
Regional affiliate fuel expense(a)	355	224	(131)	(58)	633	418	(215)	(51)
Asset impairment charges (see below)	2,500	—	(2,500)	—	2,500	—	(2,500)	—
Severance and other charges (see below)	107	—	(107)	—	113	(22)	(135)	—
Other operating expenses	3,255	3,246	9	—	6,548	6,498	(50)	(1)
Nonoperating expense	65	72	7	10	166	217	51	24
Income tax expense (benefit)	(29)	192	221	—	(32)	108	140	—
Net income (loss)	(2,729)	274	(3,003)	—	(3,266)	122	(3,388)	—
United net income (loss)(b)	(2,757)	278	(3,035)	—	(3,293)	130	(3,423)	—

(a)
Regional affiliates' fuel expense is classified as part of Regional Affiliates expense in the statements of operations.

(b)
In 2008, the primary difference between net income of UAL and United is due to a $29 million gain recorded as a credit to operating expenses by a direct subsidiary of UAL as a result of a litigation settlement applicable to that UAL subsidiary. Therefore, the gain is not reflected in United's financial statements.

Additional details related to the variances above include:

  •
  UAL recorded the following impairment and other charges, as further discussed below, during the three and six months ended June 30, 2008:

	Period Ended June 30, 2008
(In millions)	Three Months	Six Months	Income statement classification
Goodwill impairment	$2,277	$2,277	Goodwill impairment
Intangible asset impairments	80	80
Aircraft and related deposit impairments	143	143

Other impairments and charges	223	223	Other impairments and special items

Total asset impairments	2,500	2,500
Severance	82	82	Salaries and related costs
Employee benefit obligation adjustment	28	34	Salaries and related costs
Litigation-related settlement gain	(29)	(29)	Other operating expenses
Charges related to terminated/deferred projects	26	26	Purchased services

Severance and other charges	107	113

Pre-tax impairments and other charges	2,607	2,613
Tax benefit on intangible asset impairments	(29)	(29)	Income tax benefit

Total impairments and other charges	$2,578	$2,584

    As described in the Combined Notes to Condensed Financial Statements (Unaudited), in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), and Statement of Financial Accounting Standards No. 144,

    Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all indefinite-lived intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the second quarters of 2008 that indicated an impairment might have occurred.

  •
  The three and six month periods ended June 30, 2008 includes operating and nonoperating fuel hedge gains of $260 million and $301 million, respectively, a significant portion of which was unrealized at June 30, 2008, as discussed further below.

  •
  Special items during the six month period ended June 30, 2007 included the benefit of a $22 million decrease in the accrual for bankruptcy litigation associated with potential security interests in the Company's San Francisco International Airport ("SFO") and Los Angeles International Airport ("LAX") facility leases, based on an updated analysis of its contingent liabilities under this litigation.

  •
  The three and six month periods ended June 30, 2007 included an estimated benefit of $39 million and $62 million, respectively, for mainline revenues and $8 million and $13 million, respectively, in regional affiliate revenues due to the Company's policy change in the Mileage Plus expiration period from 36 months to 18 months for inactive accounts, effective December 31, 2007. The 2008 period did not include a similar benefit.

  •
  As compared to the year-ago periods, in the three months ended June 30, 2008 UAL interest expense, net of interest income, increased $21 million; and, in the six months ended June 30, 2008, interest expense, net of interest income, decreased $40 million. In the second quarter of 2007, UAL interest expense included a debt extinguishment gain which negatively impacts the comparison to the second quarter of 2008 net interest expense. In the six-month period of 2008, interest expense benefited from debt reductions of over $2.0 billion throughout the year ended December 31, 2007 and several debt refinancings in 2007. In addition, lower benchmark rates on variable-rate debt also contributed to a year-over-year interest expense reduction in the year-to-date period.

  •
  In the three and six month periods ended June 30, 2008, the Company recorded a small income tax benefit, because the goodwill impairment charges were not deductible for income tax purposes and most of the remaining tax benefit generated during these periods was offset by a valuation allowance. In the three and six month periods ended June 30, 2007, UAL recognized income tax expense of $192 million and $108 million, respectively. In the three and six month periods ended June 30, 2007, United recognized income tax expense of $194 million and $114 million, respectively.

         Liquidity.    At June 30, 2008, UAL had total cash and restricted cash and short-term investments of $3.6 billion, of which $3.5 billion was held by United. UAL's and United's cash from operations were $137 million and $196 million, respectively, during the six month period ended June 30, 2008, a decrease of $1.5 billion from the first half of 2007. Although cash from operations was positive in the first six months of 2008, net cash used by financing and investing, activities, excluding short-term investment activity, more than offset cash generated from operations resulting in a net decrease in cash and short-term investments in the first six months of 2008. Lower cash and short-term investment balances at June 30, 2008 as compared to December 31, 2007, and lower operating cash flow in the first half of 2008 as compared to the first half of 2007, were mainly a result of higher fuel costs. While the Company expects its cash flows from operations and its available capital to be sufficient to meet its near-term operating expenses, lease obligations and debt service requirements, the Company's future liquidity could be impacted by high fuel prices, inability to adequately increase revenues to offset high fuel prices, failure to meet future debt covenants and other factors, as further discussed in the Results of Operations and Liquidity and Capital Resources sections below.

         Capital Commitments.    At June 30, 2008, the Company's future commitments for the purchase of property and equipment, principally aircraft, approximated $2.8 billion. Our current commitments are primarily for the purchase of 42 A319 and A320 aircraft. These 42 aircraft purchase orders are included in the Company's total commitment amount; however, the orders may be cancelled resulting in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of these aircraft in the future, and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge to decrease the value of the deposits and related capitalized interest of $14 million to zero on the Company's Condensed Consolidated Statements of Financial Position (Unaudited). For further details, see Note 14, "Commitments, Contingent Liabilities and Uncertainties" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

         Contingencies.    During the course of the Company's Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. The following discussion provides an overview of the status of unresolved bankruptcy matters as well as other contingencies. For further details on these matters, see Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code—Bankruptcy Considerations" and Note 14, "Commitments, Contingent Liabilities and Uncertainties" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

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

         Legal and Environmental.    The Company has certain contingencies resulting from litigation and claims (including environmental issues) incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel, the nature of the contingencies and prior experience, that the ultimate disposition of these contingencies will not materially affect the Company's consolidated financial position or results of operations. When appropriate, United accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.

        The Company is currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the "Commission") issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission's allegations against the Company. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability has been recorded. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

        Many aspects of United's operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, state governments within the U.S., foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation industry are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and the industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, and/or a requirement to purchase carbon credits. The Parliament of the European Union (EU) has approved legislation that would bring all flights to/from the EU into the EU's emission trading scheme for CO2 and it is expected that the EU Council will finalize passage of the legislation by year end. The legislation is expected to go into effect in 2012; however, significant questions remain as to the legality of applying the scheme to non-EU airlines. Therefore, it is unclear at this juncture whether the scheme will apply to United's EU operations. There are also some limited circumstances in which greenhouse gas requirements impacting United have already gone into effect, including environmental taxes for certain international flights. In addition, some U.S. states (such as California) have incorporated a review of greenhouse gases into their land-based planning laws, which could apply to airports and ultimately impact airlines depending upon the circumstances.

Results of Operations

Second Quarter 2008 Compared to Second Quarter 2007

        United's operating revenues and operating expenses comprise nearly 100% of UAL's revenues and operating expenses. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained.

        As described above in the Summary of Financial Results, UAL and United had losses from operations of $2.7 billion and net losses of $2.7 billion and $2.8 billion, respectively, in the three months ended June 30, 2008. The difference between UAL's and United's results is primarily due to a $29 million settlement gain recorded at UAL, but not United. These results are significantly less favorable as compared to the year-ago period. The most significant factors were fuel, goodwill and other asset impairments, severance and other charges, as discussed below.

         Operating Revenues.    The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended June 30,
			$ Change	% Change
(In millions)	2008	2007
Passenger—United Airlines	$4,099	$3,968	$131	3.3
Passenger—Regional Affiliates	797	804	(7)	(0.9)
Cargo	237	181	56	30.9
Other operating revenues	238	260	(22)	(8.5)

UAL total	$5,371	$5,213	$158	3.0

United total	$5,371	$5,216	$155	3.0

        The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region, and from our United Express segment, expressed as second quarter period-to-period changes.

2008	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$20		$14		$83		$14		$131		$(7)		$124
Passenger revenues	0.9%		1.7%		13.0%		11.2%		3.3%		(0.9)%		2.6%
Available seat miles (ASMs)	(4.8)%		(0.7)%		12.1%		(4.1)%		(1.3)%		(1.1)%		(1.3)%
Revenue passenger miles (RPMs)	(7.1)%		(5.6)%		7.6%		(3.4)%		(4.5)%		(7.0)%		(4.8)%
Passenger revenues per ASM (PRASM)	5.9%		2.4%		0.8%		16.0%		4.7%		0.3%		3.9%
Yield(a)	8.6%		7.8%		4.2%		13.5%		8.2%		6.6%		7.7%
Load factor (points)	(2.2	) pts.	(4.1	) pts.	(3.4	) pts.	0.6	pts.	(2.7	) pts.	(4.7	) pts.	(3.0	) pts.

(a)
Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

        Mainline and United Express passenger revenues increased/(decreased) by $131 million and $(7) million, respectively, in the 2008 period as compared to the same period in 2007. In the second quarter of 2008, revenues for both Mainline and United Express benefited from yield increases of 8.2% and 6.6%, respectively, as compared to the second quarter of 2007. The yield increases are due to industry capacity constraint and fare increases, including fuel surcharges. However, the benefit of higher fares was partially offset by 4.5% and 7.0% decreases in traffic for the Mainline and United Express segments, respectively. Revenues for both segments were negatively impacted by decreases in Mileage Plus revenue of approximately $20 million and $3 million for Mainline and United Express, respectively, in the 2008 period as compared to 2007. A change in the Mileage Plus expiration period from 36 months to 18 months provided an estimated benefit of $47 million in the second quarter of 2007. Mileage Plus customer accounts are deactivated after 18 months of inactivity, effective December 31, 2007.

        International PRASM was up 3% year-over-year on capacity growth of 4%. While Latin America PRASM growth was strong, growth in other regions has decelerated as the industry has added significant capacity. In the Pacific region, China has been particularly hard hit as industry capacity has grown by over 25%. China represents over 40% of our Pacific capacity. In the Atlantic region, industry growth in London was approximately 20% and significant industry growth in our core areas of strength in Germany, resulted in Atlantic region PRASM growth of only 0.8% this quarter.

        Cargo revenues increased by $56 million, or 31%, in the three month period ended June 30, 2008 as compared to the same period in 2007, partly due to revenues from a new long-term contract with the U.S. Postal Service for the carriage of domestic mail, which commenced in April 2007. Since this contract began in April 2007, revenues from this contract were not as significant in the year-ago quarter as compared to the second quarter of 2008. In addition, higher fuel surcharges and improved fleet utilization contributed to higher revenue in the second quarter of 2008 as compared to the prior year. A weaker dollar also benefited cargo revenues in 2008 as a portion of cargo services are contracted in foreign currencies.

        UAL other operating revenues decreased by $22 million, or 9%, in the three month period ended June 30, 2008 as compared to the same period in 2007. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuel Corporation ("UAFC") accounted for $7 million of the other revenue decrease. The decrease in UAFC revenue had no material impact on our operating margin because UAFC cost of sales simultaneously decreased by $8 million in the three months ended June 30, 2008 as compared to the year-ago period.

         Operating Expenses.    The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended June 30,
			$ Change	% Change
(In millions)	2008	2007
Aircraft fuel	$1,848	$1,206	$642	53.2
Salaries and related costs	1,179	1,019	160	15.7
Regional affiliates	847	733	114	15.6
Purchased services	371	335	36	10.7
Aircraft maintenance materials and outside repairs	295	284	11	3.9
Depreciation and amortization	216	229	(13)	(5.7)
Landing fees and other rent	199	215	(16)	(7.4)
Distribution expenses	193	197	(4)	(2.0)
Aircraft rent	100	105	(5)	(4.8)
Cost of third party sales	65	77	(12)	(15.6)
Goodwill impairment	2,277	—	2,277	—
Other impairment and special items	223	—	223	—
Other operating expenses	252	276	(24)	(8.7)

UAL total	$8,065	$4,676	$3,389	72.5

United total(a)	$8,093	$4,674	$3,419	73.1

(a)
United operating expenses were the same as UAL except as follows: (1) in 2008 and 2007, United's cost of third party sales was $1 million lower than UAL's; (2) in 2008 and 2007, United's salaries and related costs were $1 million higher and $1 million lower, respectively, than UAL's; and (3) in 2008, United's other operating expenses were $28 million higher than UAL's, as described below.

        Mainline aircraft fuel increased $642 million, or 53%, in the three month period ended June 30, 2008 as compared to the same period in 2007. This net fuel variance was due to a 55% increase in the average price per gallon of jet fuel from $2.08 per gallon in the second quarter of 2007 to $3.24 per gallon in the second quarter of 2008. This increase was attributable to increased market prices for crude oil and related fuel products. Crude oil prices exceeded $130 per barrel for much of the second quarter of 2008. Partially mitigating the negative aircraft fuel variance was a $221 million increase in realized and unrealized economic hedge gains that were $238 million and $17 million in the 2008 and 2007 periods, respectively. As of June 30, 2008, $237 million of unrealized fuel hedge gains for contracts settling after June 30, 2008, have been recorded in Mainline fuel expense. Fuel hedge gains or losses are not allocated to the fuel costs included within Regional affiliates expenses.

The table below presents the significant changes in Mainline and Regional Affiliate aircraft fuel prices from the year-ago period.

	Three Months Ended June 30,
			% Change
(In millions, except per gallon)	2008	2007
Mainline fuel expense	$1,848	$1,206	53.2
Regional affiliates fuel expense(a)	355	224	58.5

UAL system fuel expense	$2,203	$1,430	54.1

Mainline fuel consumption (gallons)	571	579	(1.4)
Mainline average jet fuel price per gallon (in cents)	323.6	208.3	55.4
Regional affiliates fuel consumption (gallons)	94	96	(2.1)
Regional affiliates average jet fuel price per gallon (in cents)	377.7	233.3	61.9

(a)
Regional affiliate fuel costs are classified as part of Regional affiliate expense.

        Salaries and related costs increased $160 million, or 16%, in the second quarter of 2008 as compared to the year-ago period. The Company experienced the negative impact of average wage increases and higher benefits expense, as well as severance expense for salaried and management positions of $82 million due to the Company's planned reduction in workforce. In addition, the Company recorded $28 million of expense to increase certain employee benefit obligations.

        Regional affiliate expense increased $114 million, or 16%, during the second quarter of 2008 as compared to the same period last year. Regional affiliate expense increased primarily due to a $131 million increase in Regional Affiliate fuel, which was due to an increase in the average price of regional affiliates fuel of 62% while consumption remained relatively constant . The regional affiliate operating loss was $50 million in the 2008 period, as compared to income of $71 million in the 2007 period, due to the aforementioned fuel impacts which could not be fully offset by higher ticket prices, as Regional Affiliate revenues decreased 1% in 2008 as compared to 2007.

        Purchased services increased 11% in the second quarter of 2008, as compared to the year-ago period, primarily due to $26 million of charges related to certain projects that have been terminated or indefinitely deferred by the Company.

        UAL landing fees and other rent decreased $16 million in the second quarter of 2008 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs and favorable differences in the timing and amount of annual airport credits.

        The decrease in UAL cost of sales of $12 million in the 2008 period as compared to the 2007 period was primarily due to lower UAFC third party fuel sales as discussed above.

        As described in the Combined Notes to Condensed Financial Statements (Unaudited), in accordance with SFAS 142 and SFAS 144, as of June 30, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft pre-delivery deposits, aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred.

        Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAUA common stock, rating agency changes in outlook from stable to negative, the announcement of the planned removal from UAL's fleet of 100 aircraft in 2008 and a significant decrease in the fair value of the Company's outstanding equity and debt securities during the six months ended June 30, 2008, including a decline in UAL's market capitalization to significantly below book value.

        As a result of this testing, the Company recorded asset impairment charges of $2.5 billion consisting of the items in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified with "Other impairments" in the Company's Condensed Statements of Consolidated Operations (Unaudited). See Note 3, "Impairments," in the Combined Notes to Condensed Financial Statements (Unaudited) for additional information.

(In millions)
Goodwill impairment	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	60
Tradenames	20

Intangible asset impairments	80
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	105
B737 aircraft, B737 spare parts and other	38

Aircraft and related deposit impairments	143
Total impairments	$2,500

        In the second quarter of 2008, UAL recorded a gain of $29 million for a litigation settlement resulting in a reduction of other operating expenses; all other items within this classification increased by approximately $5 million, or 2%, during the second quarter of 2008 as compared to the year-ago period. As discussed above under Overview, the $29 million gain does not relate to United's operations.

         Other income (expense).    The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(In millions)	2008	2007	$	%
UAL
Interest expense	$(126)	$(139)	$13	9.4
Interest income	28	62	(34)	(54.8)
Interest capitalized	5	4	1	25.0
Miscellaneous, net	28	1	27	NM

	$(65)	$(72)	$7	9.7
United
Interest expense	$(126)	$(139)	$13	9.4
Interest income	28	64	(36)	(56.3)
Interest capitalized	5	4	1	25.0
Miscellaneous, net	28	—	28	—

	$(65)	$(71)	$6	8.5

NM—Not meaningful.

        UAL interest expense, net of interest income, increased $21 million in the quarter ended June 30, 2008 as compared to the year-ago period. Interest expense in the 2007 period included a gain of $22 million due to a debt extinguishment. The 2008 period did not include any such gains. The 2008 period was favorably impacted by the $500 million Amended Credit Facility prepayment in December

2007 and scheduled debt obligation repayments throughout 2007 that reduced interest expense in the 2008 period as compared to the year-ago period. The Company has a significant amount of variable-rate debt. Lower benchmark interest rates on these variable-rate borrowings also reduced the Company's interest expense in 2008 as compared to 2007. Interest income decreased significantly due to lower cash and short-term investment balances, as well as lower investment yields due to lower market rates.

        Included in Miscellaneous, net in the 2008 period are fuel derivative nonoperating gains of $22 million. These hedge gains include $21 million of unrealized gains for contracts settling after June 30, 2008. See Note 13, "Fair Value Measurements and Derivative Instruments" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of these hedges.

         Income Taxes.    The tax benefit in the 2008 period is primarily due to the reversal of certain deferred tax liabilities related to indefinite-lived intangible assets established at fresh-start. This reversal was recorded as a result of an $80 million intangible asset impairment. UAL and United recorded income tax expense of $192 million and $194 million, respectively, for the three months ended June 30, 2007 based on an estimated effective tax rate of 41%. See Note 9, "Income Taxes," for additional information.

First Six Months of 2008 Compared to First Six Months of 2007

        As described above in the Summary of Financial Results, UAL and United had net losses of $3.1 billion and $3.2 billion, respectively, in the six months ended June 30, 2008, with the difference in net losses due to a $29 million litigation settlement gain recorded by a direct subsidiary of UAL These results are significantly less favorable as compared to the year-ago period. The most significant factors were fuel, asset impairment charges and special items, as discussed below.

         Operating Revenues.    The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Six Months 30,
			$ Change	% Change
(In millions)	2008	2007
Passenger—United Airlines	$7,644	$7,232	$412	5.7
Passenger—Regional Affiliates	1,512	1,479	33	2.2
Cargo	455	349	106	30.4
Other operating revenues	471	526	(55)	(10.5)

UAL total	$10,082	$9,586	$496	5.2

United total	$10,082	$9,593	$489	5.1

        The table below presents selected UAL and United passenger revenues and operating data from our mainline segment, broken out by geographic region, and from our United Express segment, expressed as period-to-period changes for the first half of 2008.

2008	North America		Pacific		Atlantic		Latin		Mainline		United Express		Consolidated
Increase (decrease) from 2007:
Passenger revenues (in millions)	$101		$98		$178		$35		$412		$33		$445
Passenger revenues	2.3		6.5%		16.3%		13.6%		5.7%		2.2%		5.1%
Available seat miles (ASMs)	(5.5)%		2.4%		15.0%		(0.1)%		(0.7)%		(1.2)%		(0.7)%
Revenue passenger miles (RPMs)	(7.6)%		(2.7)%		11.0%		(1.2)%		(3.7)%		(6.4)%		(4.0)%
Passenger revenues per ASM (PRASM)	8.3%		4.0%		1.1%		13.7%		6.4%		3.5%		6.0%
Yield(a)	10.7%		9.4%		4.4%		15.3%		9.8%		9.1%		9.5%
Load factor (points)	(1.8	) pts.	(4.1	) pts.	(2.9	) pts.	(0.9	) pts.	(2.6	) pts.	(4.1	) pts.	(2.7	) pts.

(a)
Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

        Mainline and United Express passenger revenues increased by $412 million and $33 million, respectively, in the 2008 period as compared to the same period in 2007. In the first half of 2008, revenues for both Mainline and United Express benefited from a 9.8% and 9.1%, respectively, increase in yield as compared to the first half of 2007. The yield increases are due to industry capacity constraint and fare increases, including fuel surcharges. The benefit from higher fares was partially offset by 4% and 6% decreases in traffic for the Mainline and United Express segments, respectively. In addition, the leap year added one additional day of flying in the first quarter of 2008 compared to the year-ago period. Revenues for both segments benefited from increases in Mileage Plus revenue of approximately $41 million and $10 million for Mainline and United Express, respectively, in the 2008 period as compared to 2007. A change in the Mileage Plus expiration period from 36 months to 18 months provided an estimated benefit of $75 million in the first six months of 2007.

        Cargo revenues increased by $106 million, or 30%, in the six months ended June 30, 2008 as compared to the same period in 2007, partly due to revenues from a new long-term contract with the U.S. Postal Service for the carriage of domestic mail, which commenced in April 2007. In addition, higher fuel surcharges and improved fleet utilization contributed to higher revenue in the first half of 2008 as compared to the prior year. A weaker dollar also benefited cargo revenues in 2008 as a portion of cargo services are contracted in foreign currencies.

        UAL other operating revenues decreased by $55 million, or 11%, in the six months ended June 30, 2008 as compared to the same period in 2007. Lower jet fuel sales to third parties by our subsidiary, United Aviation Fuels Corporation ("UAFC"), accounted for $29 million of the other revenue decrease. This decrease in jet fuel sales was due to several factors, including decreased UAFC sales to our regional affiliates, our decision not to renew various low margin supply agreements to other carriers, and decreased sales of excess inventory. The decrease in UAFC revenue had no material impact on our operating margin because UAFC cost of sales simultaneously decreased by $30 million in the six months ended June 30, 2008 as compared to the year-ago period.

         Operating Expenses.    The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Six Months Ended June 30,
			$ Change	% Change
(In millions)	2008	2007
Aircraft fuel	$3,423	$2,247	$1,176	52.3
Salaries and related costs	2,225	2,087	138	6.6
Regional affiliates	1,626	1,425	201	14.1
Purchased services	720	636	84	13.2
Aircraft maintenance materials and outside repairs	612	565	47	8.3
Depreciation and amortization	436	449	(13)	(2.9)
Landing fees and other rent	429	453	(24)	(5.3)
Distribution expenses	377	385	(8)	(2.1)
Aircraft rent	199	205	(6)	(2.9)
Cost of third party sales	129	170	(41)	(24.1)
Goodwill impairment	2,277	—	2,277	—
Other impairment and special items	223	(22)	245	—
Other operating expenses	541	541	—	—

UAL total	$13,217	$9,141	$4,076	44.6

United total(a)	$13,245	$9,138	$4,107	44.9

(a)
United operating expenses were the same as UAL except as follows: (1) in 2008 and 2007, United's salaries and related costs was $1 million higher and $1 million lower, respectively than UAL's; (2) in 2008 and 2007, United's aircraft rent was $1 million higher than UAL's; (3) in 2008 and 2007, United's cost of third party sales were $1 million lower and $2 million lower, respectively, than UAL's; and (4) in 2008 and 2007, other operating expenses were $27 million higher and $1 million lower, respectively than UAL's. The 2008 variance in other operating expenses between UAL and United is described below.

        Mainline aircraft fuel increased $1.2 billion, or 52%, in the six months ended June 30, 2008 as compared to the same period in 2007. This net fuel variance was due to a 53% increase in the average price per gallon of jet fuel from $1.99 per gallon in the first half of 2007 to $3.04 per gallon in the first half of 2008. This increase was attributable to increased market prices for crude oil and related fuel products, as crude oil spot prices reached new peak levels of approximately $140 per barrel during the first six months of 2008. Partially mitigating the negative aircraft fuel variance was a $240 million increase in net hedge gains of $279 million and $39 million in the 2008 and 2007 periods, respectively, which are classified in fuel expense. As discussed in the quarterly results of operations described above, a significant portion of the gains recorded in the 2008 period are unrealized as the contracts settle after

June 30, 2008. The table below presents the significant changes in Mainline and Regional Affiliate aircraft fuel prices from the prior year.

	Six Months Ended June 30,
			% Change
(In millions, except per gallon)	2008	2007
Mainline fuel expense	$3,423	$2,247	52.3
Regional affiliates fuel expense(a)	633	418	51.4

UAL system fuel expense	$4,056	$2,665	52.2

Mainline fuel consumption (gallons)	1,127	1,130	(0.3)
Mainline average jet fuel price per gallon (in cents)	303.7	198.8	52.8
Regional affiliates fuel consumption (gallons)	186	188	(1.1)
Regional affiliates average jet fuel price per gallon (in cents)	340.3	222.3	53.1

(a)
Regional affiliate fuel costs are classified as part of Regional affiliate expense.

        Salaries and related costs increased $138 million, or 7%, in the first six months of 2008 as compared to the year-ago period. The Company experienced the negative impact of average wage increases and higher benefits expense, as well as severance expense of $82 million due to the Company's action plan. In addition, the Company recorded $34 million of expense to adjust certain benefit obligations. These negative impacts were partially offset by lower combined profit and success sharing expense in the 2008 period as compared to the year-ago period.

        Regional affiliate expense increased $201 million, or 14%, during the first half of 2008 as compared to the same period last year. Regional affiliate expense increased primarily due to a $215 million increase in Regional Affiliate fuel. The average price of regional affiliates fuel increased 53% while consumption remained relatively constant. The regional affiliate operating loss was $114 million in the 2008 period, as compared to income of $54 million in the 2007 period, due to the aforementioned fuel impacts which could not be fully offset by higher ticket prices, as Regional Affiliate revenues increased 2% in 2008 as compared to 2007.

        Purchased services increased 13% in the first six months of 2008, as compared to the year-ago period, primarily due to increased information technology expense, increased purchased services related to the increase in international flying, the impact of unfavorable foreign exchange rates on purchased services contracted in foreign dollars and increased cargo handling to support the new mail contract discussed above. In addition, the Company incurred charges of $25 million related to certain projects that have been terminated or indefinitely deferred.

        For the six months ended June 30, 2008, aircraft maintenance materials and outside repairs expense increased $47 million, or 8%, year-over-year primarily due to a combination of increased heavy maintenance volumes and higher intensity of repairs.

        UAL landing fees and other rent decreased $24 million in the six months ended June 30, 2008 as compared to the year-ago period due to a reduction in the amount of facilities rented based upon our ongoing efforts to optimize our rented facilities consistent with our operational needs, as well as favorable differences in the timing and amount of annual airport credits.

        At UAL, other operating expenses in the 2008 period were flat as compared to the year-ago period because a $29 million litigation-settlement gain, which was recorded in other operating expenses, offset increases in other areas. Increases in other operating expenses include irregular operations driving higher passenger inconvenience expenses, increased glycol usage for aircraft deicing and higher crew hotel costs. These increases were primarily due to first quarter results because, as described above, the Company's second quarter operating expenses were relatively flat on a year-over-year basis.

        In the six months ended June 30, 2008, the Company incurred asset impairment charges of $2.5 billion. See the discussion of second quarter results of operations, above, for further information related to these charges. Special items of $22 million in the 2007 period represent the benefit of a reduction in recorded contingent liabilities for pending bankruptcy litigation related to our SFO and LAX municipal bond obligations due to the Company's ongoing efforts to resolve these bankruptcy pre-confirmation contingencies. The accrual reduction was recorded as a special item due to a revised estimate of a probable amount to be allowed by the Bankruptcy Court. See Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further information on these pending matters. These items have been classified as special because they are directly related to the resolution of bankruptcy administrative claims and are not indicative of the Company's ongoing financial performance.

         Other income (expense).    The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(In millions)	2008	2007	$	%
UAL
Interest expense	$(261)	$(345)	$84	24.3
Interest income	76	120	(44)	(36.7)
Interest capitalized	10	9	1	11.1
Miscellaneous, net	9	(1)	10	—

	$(166)	$(217)	$51	23.5
United
Interest expense	$(260)	$(345)	$85	24.6
Interest income	76	124	(48)	(38.7)
Interest capitalized	10	9	1	11.1
Miscellaneous, net	8	(1)	9	—

	$(166)	$(213)	$47	22.1

        UAL interest expense decreased $84 million, or 24%, in the six months ended June 30, 2008 as compared to the year-ago period. The 2008 period was favorably impacted by $1.5 billion of total credit facility prepayments and the February 2007 credit facility amendment, which lowered United's interest rate on these obligations. Scheduled debt obligation repayments throughout 2007 also reduced interest expense in the 2008 period as compared to the 2007 period. The Company has a significant amount of variable-rate debt. Lower benchmark interest rates on these variable-rate borrowings also reduced the Company's interest expense in 2008 as compared to 2007. Interest expense in the 2007 period included the write-off of $17 million of previously capitalized debt issuance costs associated with the February 2007 Amended Credit Facility partial prepayment, $6 million of financing costs associated with the February 2007 amendment and a gain of $22 million from a debt extinguishment. The net impact of these items in 2007 does not have a material impact on the year-over-year comparison of interest expense. The benefit of lower interest expense was partially offset by lower interest income due to lower average cash and short-term investment balances and lower yields due to decreased market rates. See Liquidity and Capital Resources below, for further details related to financing activities.

        Included in Miscellaneous, net in the 2008 period are fuel derivative nonoperating gains of approximately $22 million. See Note 13, "Fair Value Measurements and Derivative Instruments" in Combined Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of these hedges. Foreign currency hedge losses of $9 million in 2008 partially offset the fuel hedge gains.

         Income Taxes.    The tax benefit in the 2008 period is primarily due to the reversal of certain deferred tax liabilities related to indefinite-lived intangible assets established at fresh-start. This reversal was recorded due to an $80 million intangible asset impairment. UAL and United recorded income tax expense of $108 million and $114 million, respectively, for the six months ended June 30, 2007 based an estimated effective tax rate of 47%. See Note 9, "Income Taxes," for additional information.

Liquidity and Capital Resources

        As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near term, including repayment of debt and capital leases, capital expenditures and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents, financing arrangements and proceeds from the sale of aircraft. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:

  •
  The crude oil spot price rose to a record high of approximately $140 per barrel in the second quarter of 2008. Based on recent fuel prices, the Company's consolidated fuel cost is expected to increase by more than 50%, or $3.5 billion, for the full year of 2008 as compared to 2007, which would negatively impact the Company's liquidity.

  •
  The Company's current operational plans to address increased fuel prices may not be successful in improving its results of operations and liquidity:
  •
  The Company may not achieve necessary increases in unit revenue from the capacity reductions announced by the Company and certain of its competitors. Further, certain of the Company's competitors may not reduce capacity or may increase capacity; thereby, diminishing our expected benefit from capacity reductions.

  •
  Higher fares and poor general economic conditions may have an adverse impact on travel demand, which may result in a negative impact to revenues.

  •
  The Company will be required to use cash to implement its action plan for such items as severance payments, lease termination fees, conversion of Ted aircraft, and facility closure costs, among others. These cash requirements will reduce the Company's cash available for its ongoing operations.

  •
  Negative financial results and other factors may allow certain of our credit card processors to increase the required reserves on our advance ticket sales ("holdbacks"). The Company's April 2008 amendment of its Amended Credit Facility reduced this exposure with respect to the Company's largest credit card processor, until June 30, 2009; however, holdbacks by other credit card processors could adversely impact our financial position and liquidity.

  •
  Our level of indebtedness, our non-investment grade credit rating, and general credit market conditions may make it difficult for us to raise capital to meet liquidity needs and/or increase our cost of borrowing.

  •
  Fuel prices could increase further, negating the effects of our operational plans to deal with high fuel costs, thus requiring additional actions.

  •
  Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and will also require the Company, beginning in the second quarter of 2009, to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have an adverse impact on the Company's financial position and liquidity.

  •
  If a default occurs under our Amended Credit Facility or other debt obligation, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be cured.

        Although the factors described above may adversely impact the Company's liquidity, the Company believes it has a strong cash position. UAL's cash and restricted cash balance was $3.6 billion at June 30, 2008. In addition, the Company has recently taken actions to improve its liquidity, and believes it may access additional capital or improve its liquidity, as described below:

  •
  In July 2008, the Company completed a $241 million secured debt financing.

  •
  In July 2008, the Company's liquidity was favorably impacted due to a release of approximately $50 million of restricted cash.

  •
  In July 2008, the Company reached a non-binding agreement in principle with its Mileage Plus co-branded bankcard partner and its largest credit card processor to amend the terms of their existing agreements. If finalized in a definitive agreement, the Company would receive a payment of $600 million and approximately $350 million in previously restricted cash would be released. The Company also expects that the agreement would enhance liquidity by an additional $200 million over the next two years.

  •
  The Company has significant additional unencumbered aircraft that may be used as collateral to obtain additional financing, as discussed below.

  •
  The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a workforce reduction of approximately 7,000 positions, among others.

  •
  The Company has additional flexibility to take further actions to right-size its business should it need to do so.

         Cash Position.    The following table provides a summary of UAL's and United's cash position at June 30, 2008 and December 31, 2007 and net cash provided (used) by operating, financing and investing activities for the six month periods ended June 30, 2008 and 2007.

	UAL		United
(In millions)	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007
Cash, short-term investments & restricted cash	$3,554	$4,310	$3,486	$4,220
Restricted cash included in total cash	655	756	650	722

	UAL		United
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net cash provided (used) by operating activities	$137	$1,660	$196	$1,649
Net cash provided (used) by investing activities	2,197	(2,455)	2,091	(2,431)
Net cash used by financing activities	(694)	(1,370)	(690)	(1,352)

        The Company's cash and short-term investment position represents a source of liquidity. The change in cash from December 31, 2007 to June 30, 2008 is explained below. Restricted cash primarily represents cash collateral to secure workers' compensation obligations, security deposits for airport leases and reserves with institutions that process our credit card ticket sales.

         Operating Activities.    UAL's and United's cash from operations decreased by approximately $1.5 billion in the first six months of 2008, as compared to the year-ago period. This decrease was primarily due to the increased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel costs increased more than $1.4 billion in the 2008 period as compared to the 2007 period. In addition, cash from advance ticket sales decreased by $120 million in the first half of 2008 as compared to the year-ago period.

         Investing Activities.    Net sales of short-term investments provided cash of $2.3 billion for both UAL and United in the 2008 period as compared to cash used by UAL and United for net purchases of short-term investments of $2.3 billion and $2.2 billion, respectively, in the year-ago period. In 2008, the Company invested most its excess cash in money market funds, whereas in 2007, excess cash was invested in short-term investments with maturities greater than 90 days. Capital expenditures for both UAL and United were $232 million and $146 million in 2008 and 2007, respectively.

        In 2008, United entered into a contract for the sale of three B737 aircraft of which the Company delivered one aircraft during the second quarter of 2008. In 2008, UAL and United received proceeds of approximately $101 million and $72 million, respectively, from a net reduction in restricted cash primarily due to the posting of letters of credit. In addition, UAL's investing cash flows benefited from $41 million of cash proceeds from a litigation settlement resulting in the recognition of a $29 million gain during the second quarter of 2008. The litigation settlement related to pre-delivery advance aircraft deposits. As discussed in Results of Operations, above, United's financial statements were not impacted by this settlement.

         Financing Activities.    Cash used by financing activities for both UAL and United was approximately $700 million and $1.4 billion in the six month periods ended June 30, 2008 and 2007, respectively. In 2008, cash of approximately $251 million was used by UAL for its special distribution to common stockholders and $560 million was used for scheduled long-term debt and capital lease payments. In 2008, United issued a cash dividend of $258 million to UAL for the funding of UAL's special distribution to its common stockholders. In May 2008, United used cash of $109 million to amend its credit facility, as further discussed below. In February 2007, the Company made a $1.0 billion Amended Credit Facility prepayment.

        In June 2008, United entered into a loan agreement for a total amount of $84 million secured by three aircraft, including two Airbus A320 and one Boeing B777. Borrowings under the agreement were at a variable interest rate based on LIBOR plus a margin. The loan requires principal and interest payments every three months and has a final maturity in June 2015.

        In the first six months of 2008, the Company acquired nine aircraft that were being operated under existing capital leases. These aircraft were acquired pursuant to existing lease terms. These aircraft were previously recorded as capital lease assets and are now owned assets. Aircraft lease deposits of $154 million provided financing cash that was utilized by the Company to make the final payments due under these lease obligations.

        The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of June 30, 2008 and December 31, 2007, the Company had used $206 million and $102 million, respectively, of the Tranche A commitment capacity for letters of credit. In July 2008, the Company used an additional $34 million of the Tranche A capacity for letters of credit, which combined with a reassessment of required collateral, resulted in the release of $50 million of restricted cash from a third-party to the Company.

        In July 2008, United completed a $241 million credit agreement secured by 26 of the Company's currently owned and mortgaged A319 and A320 aircraft. Borrowings under the Agreement were at a variable interest rate based on LIBOR plus a margin. The credit agreement requires periodic principal and interest payments through its final maturity in June 2019. The Company may not prepay the loan prior to July 2012. This agreement did not change the number of the Company's unencumbered aircraft as the Company used available equity in these previously owned and mortgaged aircraft as collateral for this financing.

        As of June 30, 2008, 116 aircraft with a net book value of $2.0 billion were unencumbered. As of December 31, 2007, the Company had 113 unencumbered aircraft. The $241 million financing that closed in July 2008 did not impact the number of unencumbered aircraft as described above.

         Other Investing and Financing Matters.    The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company's liquidity position.

         Credit Ratings.    In July 2008, Moody's Investors Services lowered its ratings on UAL's corporate family to "Caa1" with a negative outlook from "B2," and its secured bank rating to "B3" from "B1," citing record-high fuel prices and the weak U.S. economy. As of December 31, 2007, the Company had a corporate credit rating of B (outlook stable) from Standard & Poor's. In early 2008, Standard & Poor's changed the Company's outlook to negative and later placed UAL on CreditWatch in May 2008. In addition, Fitch lowered UAL's outlook to negative during the second quarter of 2008. These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.

         Amended Credit Facility and Credit Card Agreement Covenants.    The Company's Amended Credit Facility requires compliance with certain covenants. The Company was in compliance with all of its Amended Credit Facility covenants as of June 30, 2008 and December 31, 2007. In May 2008, the Company amended the terms of certain financial covenants of the Amended Credit Facility. A summary of financial covenants, after the May amendment, includes the following:

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

        Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of June 30, 2008, and the May 2008 amendment does not require the Company to comply with a fixed charge coverage ratio until the three month period end June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company's control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company's ability to obtain a waiver of, or otherwise mitigate, the impact of the default.

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

        As of June 30, 2008, such financial institutions maintained an aggregate holdback of $382 million in credit card sales proceeds otherwise due to United. This holdback amount was classified as restricted cash in the accompanying Condensed Statements of Consolidated Financial Position (Unaudited).

        Under the Company's largest credit card processing agreement, the amount of any such holdback is determined, based on, among other things, payment defaults with respect to any material indebtedness or any material trade payable, the amount of unrestricted cash held by the Company and the Company's fixed charge coverage ratio, both as defined under the Amended Credit Facility. This agreement currently requires a 25% holdback. In order for this holdback to not increase above 25%, the Company must maintain at least 90% of both the minimum required fixed charge coverage ratio and the minimum required unrestricted cash balance, as specified in the Amended Credit Facility for any applicable period for which such covenants are effective. If the Company fails to meet the 90% compliance level for either of these financial covenants when applicable, the card processor may increase its holdback of relevant advanced ticket sales in several successive stages from the current amount of 25% to up to 100% based on additional triggers. The card processing agreement's financial covenants automatically conform to the Amended Credit Facility's financial covenants as these may be amended, waived, or supplemented from time to time, and as a result, these financial covenants have automatically adjusted to conform to the May 2008 amendment to the Amended Credit Facility discussed above. In the May 2008 amendment, the fixed charge coverage ratio requirement was eliminated under the Amended Credit Facility for the four quarterly periods beginning with the second quarter of 2008 and ending with the first quarter of 2009; consequently, no fixed charge coverage ratio is in effect for this card processing agreement for those reporting periods.

        On July 22, 2008, the Company announced that it had reached a non-binding agreement in principle to amend the above referenced credit card processing agreement to, among other things, reduce the amount of the holdback. If finalized in a definitive agreement, the amendment would reduce the amount of the holdback to $25 million provided the Company maintains a specified level of unrestricted cash and cash equivalents. The Company has agreed that certain of its obligations under the agreement would be secured by certain non-cash collateral. The parties have agreed to use their best efforts to reach a definitive agreement and complete the transactions contemplated by the agreement in principle.

        Under another of United's material card processing agreements, in the event United's business suffers a material adverse change, a card processor has the right to review and increase the holdback to up to 100% (and in some cases more than 100%) of relevant advanced ticket sales. As of June 30, 2008, there were no holdbacks under this card agreement.

        The Company's maximum exposure to credit card holdbacks generally consists of the amount of advance ticket sales that customers purchased with credit cards. An increase in the current holdback balances to higher percentages of relevant advanced ticket sales could materially reduce the Company's liquidity. As of June 30, 2008, the Company had advance ticket sales of $2,786 million of which approximately $2.3 billion relates to credit card sales.

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

        As of June 30, 2008, 508 billion miles were either unredeemed or were redeemed for awards that had not been provided. The Company estimates that 391 billion of these miles will be utilized for travel or other Mileage Plus awards.

         Impairment Testing.    In accordance with SFAS 142 and SFAS 144, as of May 31, 2008 the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred.

        Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAUA common stock, rating agency changes in outlook for the Company's debt instruments from stable to negative, the announcement of the planned removal from UAL's fleet of 100 aircraft in 2008 and a significant decrease in the fair value of the Company's outstanding equity and debt securities during the six months ended June 30, 2008, including a decline in UAL's market capitalization to significantly below book value. The Company's consolidated fuel expense increased by more than 50%, or $773 million and $1.4 billion, in the three and six month periods ended June 30, 2008, respectively, as compared to the year-ago period.

        As a result of this impairment testing, the Company recorded impairment charges during the three and six months ended June 30, 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified with "Other impairments" in the Company's Condensed Statements of Consolidated Operations (Unaudited).

(In millions)
Goodwill impairment	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	60
Tradenames	20

Intangible asset impairments	80
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	105
B737 aircraft, B737 aircraft parts and other	38

Aircraft and related deposit impairments	143
Total impairments	$2,500

Goodwill

        For purposes of testing goodwill, the Company estimated the fair value of the mainline reporting unit (to which all goodwill is allocated) utilizing several fair value measurement techniques, including two market estimates and one income estimate, and using relevant data available through and as of May 31, 2008. The market approach is a valuation technique in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. The valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a technique in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are discounted to their present value equivalents using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money. Certain variations of the income approach were used to determine certain of the intangible asset fair values.

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

        Under the income approach, the fair value of the mainline reporting unit was estimated based upon the present value of estimated future cash flows for UAL. The income approach is dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices), appropriate discount rates and other relevant assumptions. The Company estimated its future fuel-related cash flows for the income approach based on the five-year forward curve for crude oil as of May 31, 2008. The impacts of the Company's aircraft and other tangible and intangible asset impairments, discussed below, were considered in the fair value estimation of the Mainline reporting unit.

        Taking into consideration an equal weighting of the two market estimates and the income estimate, which has been the Company's practice when performing annual goodwill impairment tests, the indicated fair value of the Mainline reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the SFAS 142 goodwill impairment testing methodology.

        In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the Mainline reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the Mainline reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge to write-off the full value of goodwill, as presented in the table above. The results of our Step Two analysis are preliminary and may change during the third quarter of 2008, once the analysis is finalized.

Indefinite-lived intangible assets

        The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of May 31, 2008, and compared those estimates to related carrying values. Tested assets included trade names, international route authorities, London-Heathrow slots and code sharing agreements. The Company used a market or income valuation approach, as described above, to estimate fair values. Based on the preliminary results of this testing, the Company recorded $80 million of impairment charges during the second quarter of 2008. An adjustment to the fair values may be required in the third quarter of 2008, when the Company finalizes its testing.

Long-lived assets

        For purposes of testing impairment of long-lived assets at May 31, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amount to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value of the assets exceeded the expected cash flows, the Company estimated the fair value of these assets to determine whether an impairment existed. The Company grouped its aircraft by fleet type to perform this evaluation and used data and assumptions through May 31, 2008. The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future capacity, passenger yield, traffic, operating costs (including fuel prices) and other relevant assumptions. If estimates of fair value were required, fair value was estimated using the market approach. Asset appraisals, published aircraft pricing guides and recent transactions for similar aircraft were considered by the Company in its market value determination. As of May 31, 2008, based on the results of these tests, the Company determined that an impairment of $36 million existed which was attributable to the Company's fleet of owned B737 aircraft and related spare parts. As described in Note 2, "Company Operational Plans," the Company is retiring its entire B737 fleet earlier than originally planned. The Company recorded an additional $2 million impairment for other assets.

        Due to the unfavorable economic and industry factors described above, the Company also determined that it was required to test its $91 million of pre-delivery aircraft deposits for impairment. The Company estimated that these aircraft deposits were completely impaired and recorded an impairment charge to write-off their full carrying value and $14 million of related capitalized interest. The Company believes that it is highly unlikely that it will take future aircraft deliveries and will therefore be required to forfeit the $91 million of deposits, which are not transferable.

        As a result of the impairment testing described above, the Company's goodwill and certain of its indefinite-lived intangible assets and tangible assets were recorded at fair value. In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has not applied SFAS 157 to the determination of the fair value of these assets. However, the provisions of SFAS 157 were applied to the determination of the fair value of financial assets and financial liabilities that were part of the SFAS 142 Step Two goodwill fair value determination.

        Due to extreme fuel price volatility, tight credit markets, decline in UAL's market capitalization and in the fair value of its debt securities, uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge of aircraft or indefinite-lived intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers announce plans to retire similar aircraft. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

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

        Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans; our ability to realize benefits from our resource optimization efforts and cost reduction initiative programs; our ability to utilize our net operating losses; our ability to attract, motivate and/or retain key employees; our ability to attract and retain customers; demand for transportation in the markets in which we operate; general economic conditions (including interest rates, foreign currency exchange rates, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aircraft insurance; the costs associated with security measures and practices; labor costs; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); our ability to maintain satisfactory labor relations; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption "Risk Factors" in Item 1A. of the 2007 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission ("SEC"). Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The discussion below describes changes in our market risks since December 31, 2007. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2007 Annual Report. See Note 13, "Fair Value

Measurements and Derivative Instruments," for further information related to the Company's fuel and foreign currency hedge positions.

        Commodity Price Risk (Jet Fuel)—When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. United may change its hedging program based on changes in market conditions. At June 30, 2008, the fair value of United's fuel-related derivatives was $258 million, as compared to $20 million at December 31, 2007.

        Debt Obligations—As of June 30, 2008, the fair value of the Company's debt declined to approximately $5.2 billion, as compared to a carrying value of $6.8 billion. As of December 31, 2007, the fair value of the Company's debt was approximately $6.8 billion, as compared to its carrying value of $7.1 billion. The decrease in fair value was primarily due to the impact of increased fuel expense on the Company's financial performance, as well as the tightening of the credit markets.

ITEM 4.    CONTROLS AND PROCEDURES

        UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company's Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of June 30, 2008, the disclosure controls and procedures of both UAL and United were effective.

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

        Numerous pre-petition claims still await resolution in the Bankruptcy Court due to the Company's objections to either the existence of liability or the amount of the claim. The process of determining whether liability exists and liquidating the amounts due continued through 2007 and the six months ended June 30, 2008, and is likely to continue through the remainder of 2008 and possibly longer. Additionally, certain significant matters remain to be resolved in the Bankruptcy Court. For details see Note 4, "Voluntary Reorganization Under Chapter 11 of the United States Bankruptcy Code," in Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

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

        Separately, United received information requests regarding cargo pricing matters from the competition authorities in Brazil, Switzerland, the European Union and Australia. The Company is also currently analyzing whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the Commission issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission's allegations against the Company. Nevertheless, United will continue to cooperate with the Commission's ongoing investigation. Based on the Company's evaluation of the information currently available, no reserve for potential liability has been recorded. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

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

ITEM 1A.    RISK FACTORS.

        See Part I, Item 1A., "Risk Factors," of the 2007 Annual Report and Part II, Item 1A., "Risk Factors," of Form 10-Q for the three months ended March 31, 2008 for a detailed discussion of the risk factors affecting UAL and United. The discussion below includes updates to those risk factor disclosures.

Risks Related to the Company's Business

The Company may not be able to maintain adequate liquidity.

        While the Company's cash flows from operations and its available capital have been sufficient to meet its current operating expenses, lease obligations and debt service requirements to date, the Company's future liquidity could be negatively impacted by many factors including, but not limited to, the substantial increase in the price of fuel from 2007 levels. The crude oil spot price rose to a record high of approximately $140 per barrel in the second quarter of 2008. Based on fuel prices at recent levels, the Company's consolidated fuel cost is expected to increase by more than 50%, or approximately $3.5 billion, in the full year of 2008 as compared to 2007, resulting in a negative impact on liquidity. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company's liquidity.

        The Company's current plans to address increased fuel prices may not be successful in improving its results of operations and liquidity. The Company will be required to use cash to implement its plans for such items as severance payments, lease termination fees, conversion of Ted aircraft, and facility closure costs, among others. These cash requirements will reduce the Company's cash available for its ongoing operations. The Company may not achieve necessary increases in unit revenue from the capacity reductions announced by the Company and certain of its competitors. Further, certain of the Company's competitors may not reduce capacity and may increase capacity, thereby diminishing our expected benefit from capacity reductions. Higher fares may have an adverse impact on travel demand, which may result in a negative impact on revenues. Fuel prices are extremely volatile. At certain fuel price levels, our current cost structure, inclusive of our current plans, may exceed the costs required to operate profitably.

        The Company is required to maintain unrestricted cash of $1.0 billion under its Amended Credit Facility. In addition to those described above, other factors may impair the Company's ability to comply with this covenant. Negative financial results and other factors could lead to a financial covenant breach or a material adverse change that could allow certain of our credit card processors to increase the required reserves on our advance ticket sales ("holdbacks"). Such holdback increases could adversely impact our financial position and liquidity. Our level of indebtedness, our non-investment grade credit rating, and the current unfavorable credit market conditions may make it difficult for us to raise capital to meet liquidity needs and may increase our cost of borrowing. A higher cost of capital could negatively impact our results of operations, financial position and liquidity. If a default occurs under our credit facility, the cost to cure any such default may adversely impact our financial position and liquidity.

        Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that requires a minimum ratio of EBITDAR to fixed charges beginning in the second quarter of 2009. Failure to comply with this covenant or our $1.0 billion unrestricted cash covenant could result in the lenders requiring us to repay our outstanding debt which could have an adverse impact on the Company's financial position and liquidity, depending on its ability to obtain a waiver of, or otherwise mitigate, the impact of the default. If a default occurs under our credit facility, the cost to cure any such default may adversely impact our financial position and liquidity.

        If we do not comply with the covenants and restrictions in our credit facility agreement, indentures or instruments governing our other indebtedness, we could be in default under those agreements, and the debt incurred under those agreements, together with accrued interest, could then be declared immediately due and payable. If we are unable to repay any borrowings when due, the lenders under our credit facility agreement could proceed against their collateral, which includes a substantial amount of the assets we own. In addition, any default under our credit facility agreement or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under our credit facility agreement and our other debt instruments is accelerated, we may not have sufficient assets to repay amounts due under our credit facility agreement or indebtedness under our other debt instruments. Our ability to comply with these provisions of our credit facility agreement, our indentures and other agreements governing our other indebtedness may be affected by the factors discussed above or other events beyond our control.

The Company may never realize the full value of its intangible assets or our long-lived assets causing it to record impairments that may negatively affect its results of operations.

        In accordance with SFAS 142 and SFAS 144, the Company is required to test certain of its assets for impairment of value on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. As of May 31, 2008, the Company performed an interim impairment test of its goodwill, all indefinite-lived intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) due to events and changes in circumstances during the second quarter of 2008 that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted a potential impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company's debt instruments from stable to negative, the announcement in 2008 of the planned removal from UAL's fleet of 100 aircraft and a significant decrease in the fair value of the Company's outstanding equity and debt securities during the six months ended June 30, 2008, including a decline in UAL's market capitalization to significantly below book value.

        As a result of this impairment testing, the Company recorded goodwill and tangible and intangible asset impairment charges of approximately $2.5 billion during the three and six months ended June 30, 2008. The Company determined that goodwill was completely impaired. However, the Company still has approximately $11 billion of operating property and equipment and $2.7 billion of intangible assets that could be subject to impairment. We may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, the decline in UAL's market capitalization and in the fair value of its debt securities, the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of aircraft or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers are also grounding aircraft. An impairment charge could have a material adverse effect on the Company's financial position and results of operations in the period of recognition. See "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report and in this quarterly report on Form 10-Q.

An economic downturn could result in less demand for air travel.

        The airline industry is highly cyclical, and the growth in demand for air travel is closely correlated to the growth in the U.S. and global economies. A recession in these economies could have a material adverse impact on the Company's results of operations and financial position. In addition, the declining value of the U.S. dollar relative to foreign currencies, such as the British pound, Japanese yen and the European euro, increases the costs to U.S. residents of traveling internationally, thereby reducing the demand for air travel and potentially having a material adverse impact on us.

The Company's initiatives to improve the delivery of its products and services to its customers, reduce costs, increase its revenues and increase shareholder value, including the action plan recently initiated by the Company, may not be adequate or successful.

        The Company continues to identify and implement improvement programs to improve the delivery of its products and services to its customers, reduce its costs and increase its revenues. Some of these efforts are focused on cost savings in such areas as telecommunications, airport services, catering, maintenance materials, aircraft ground handling and regional affiliates expenses, among others. In response to the unprecedented increase in fuel prices, and the negative impact of fuel costs on the Company's operations, the Company began implementing a plan to address the increased cost of fuel. The Company is significantly reducing Mainline domestic and consolidated capacity and has announced plans to permanently remove 100 aircraft from its Mainline fleet, including its entire B737 fleet of 94 aircraft and six B747 aircraft. United is also eliminating its Ted product and reconfiguring that fleet's 56 A320s to include United First class seats. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Company's capacity reductions. We will continue to review the deployment of all of our aircraft in various markets and the overall composition of our fleet to ensure that we are using our assets appropriately to provide the best available return. In response to the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the size of its operations. The Company currently estimates a reduction of approximately 7,000 salaried and management and unionized employees by the end of 2009, through a combination of furloughs and furlough-mitigation plans, such as early-out options. There can be no assurance that the Company's initiatives to reduce costs and increase revenues will be successful.

        The Company is taking additional actions beyond the action plan discussed above, including increased cost reductions, new revenue sources and other actions. The Company will be required to use significant cash in order to implement its action plan for such items as severance payments, lease termination fees, conversion of Ted aircraft, and facility closure costs, among others. The Company is also reviewing strategic alternatives to maximize the value of its MRO and Mileage Plus businesses, which may include a possible sale of all, or part of, these operations. There can be no assurance that any transactions with respect to the Company's MRO and Mileage Plus business will occur, nor are there any assurances with respect to the form or timing of any such transactions or their actual effect on shareholder value. A number of the Company's ongoing initiatives involve significant changes to the Company's business that it may be unable to implement successfully. In addition, revenue and other initiatives may not be successful due to the competitive landscape of the industry and the reaction of our competitors to certain of our initiatives. The adequacy and ultimate success of the Company's programs and initiatives to improve the delivery of its products and services to its customers, reduce its costs and increase both its revenues and shareholder value cannot be assured.

Continued periods of historically high fuel costs or significant disruptions in the supply of aircraft fuel could have a material adverse impact on the Company's operating results.

        The Company's operating results have been, and continue to be, significantly impacted by changes in the supply or price of aircraft fuel. It is impossible to predict the future supply or price of aircraft fuel. The record-high fuel prices each year from 2005 through 2007 increased in 2008 to new record highs with the crude oil spot price reaching highs of approximately $140 per barrel in the second quarter of 2008. At times, United has not been able to increase its fares when fuel prices have risen due to the highly competitive nature of the airline industry, and it may not be able to do so in the future and such increases may not be sustainable in the highly competitive environment. In addition, fare increases may not totally offset the fuel price increase and may also reduce demand for air travel. From time to time, the Company enters into hedging arrangements to protect against rising fuel costs. The Company's hedging programs may not be successful in controlling fuel costs and may be limited due to market conditions and other factors.

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

        In addition, Northwest Airlines, Inc. and Delta Air Lines, Inc. completed their reorganizations under bankruptcy protection in 2007. Recently Aloha Airlines, ATA Airlines, Eos Airlines, Inc., Frontier Airlines and Skybus Airlines all have filed for bankruptcy protection, only Frontier continues to operate in bankruptcy. Other carriers could file for bankruptcy or threaten to do so to reduce their costs. Carriers operating under bankruptcy protection can operate in a manner that could be adverse to the Company and could emerge from bankruptcy as more vigorous competitors.

        From time to time the U.S. airline industry has undergone consolidation, as in the merger of US Airways and America West, and may experience additional consolidation in the future. United routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding its strategic position, including alliances, asset acquisitions and business combinations. On April 15, 2008, Delta Airlines and Northwest Airlines announced their agreement to merge. It is impossible to predict the impacts that such a proposed merger, if consummated, could have on the Company. There is ongoing speculation that further airline industry consolidation could occur in the near-term. In the second quarter of 2008, the Company announced its agreement to form a strategic alliance with Continental Airlines. This alliance may not realize all of the benefits of a merger. The Company may have future discussions with other airlines regarding mergers and/or other strategic alternatives. If other airlines participate in merger activity, and United does not, those airlines may significantly improve their cost structures or revenue generation capabilities, thereby potentially making them stronger competitors of United.

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

        United operates under a certificate of public convenience and necessity issued by the U.S. Department of Transportation ("DOT"). If the DOT altered, amended, modified, suspended or revoked our certificate, it could have a material adverse effect on the Company's business. The FAA can also limit United's airport access by limiting the number of departure and arrival slots at "high density traffic airports" and local airport authorities may have the ability to control access to certain facilities or the cost of access to such facilities, which could have an adverse effect on the Company's business.

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

        Certain aspects of United's proposed cooperation with Continental through broad codesharing and other commercial cooperation and Continental's entry into the Star Alliance is subject to receipt of certain regulatory and other approvals and the termination of certain contractual relationships, including Continental's existing agreements with SkyTeam members that restrict its participation in another global alliance. Continental may not be successful in terminating such contractual relationships, or the timing for obtaining such approvals or terminations may be delayed.

        The Company's plans to enter into or expand antitrust immunized joint ventures for various international regions, involving Continental, United and other members of the Star Alliance are subject to receipt of approvals from applicable national authorities or otherwise satisfying applicable regulatory requirements, and there can be no assurances that such approvals will be granted or applicable regulatory requirements will be satisfied.

        Further, the Company's operations in foreign countries are subject to various laws and regulations in those countries. The Company cannot provide any assurance that current laws and regulations, or laws or regulations enacted in the future, will not adversely affect its financial condition or results of operations.

Risks Related to UAL's Common Stock

The issuance of additional shares of UAL's common stock, including upon conversion of its convertible preferred stock and its convertible notes, could cause dilution to the interests of its existing stockholders.

        In connection with the Company's emergence from Chapter 11 bankruptcy protection, UAL issued 5.0 million shares of 2% convertible preferred stock. As of June 30, 2008, approximately 4.0 million shares had been converted into shares of UAL common stock, and approximately 1.0 million shares remained outstanding. This preferred stock may be converted into shares of UAL's common stock at any time. Further, the preferred stock is mandatorily convertible 15 years from the issuance date. UAL also issued approximately $150 million in convertible 5% notes shortly after the Company's emergence from bankruptcy, and subsequently issued approximately $726 million in convertible 4.5% notes on July 25, 2006. Holders of these securities may convert them into shares of UAL's common stock according to their terms. If the holders of the remaining 1.0 million shares of convertible preferred stock or the holders of the convertible notes were to exercise their rights to convert their securities into common stock, it could cause substantial dilution to existing stockholders. See the Company's 2007 Annual Reports for further information related to these convertible instruments.

        UAL's certificate of incorporation authorizes up to one billion shares of common stock. In certain circumstances, UAL can issue shares of common stock without stockholder approval. In addition, the board of directors is authorized to issue up to 250 million shares of preferred stock without any action on the part of UAL's stockholders. The UAL Board of Directors also has the power, without stockholder approval, to set the terms of any series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over UAL's common stock with respect to dividends or if UAL liquidates, dissolves or winds up its business and other terms. If UAL issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon its liquidation, dissolution or winding up, or if UAL issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of holders of its common stock or the market price of its common stock could be adversely affected. UAL is also authorized to issue, without stockholder approval, other securities convertible into either preferred stock or, in certain circumstances, common stock. In the future UAL may decide to raise capital through offerings of its common stock, securities convertible into its common stock, or rights to acquire these securities or its common stock. The issuance of additional shares of common stock or securities convertible into common stock could result in dilution of existing stockholders' equity interests in UAL. Issuances of substantial amounts of its common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for UAL's common stock and UAL cannot predict the effect this dilution may have on the price of its common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2008:

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
04/01/08 - 04/30/08	3,318	$23.64	—	(b	)
05/01/08 - 05/31/08	4,778	21.87	—	(b	)
06/01/08 - 06/30/08	2,776	7.62	—	(b	)

Total	10,872	$18.77	—	(b	)

(a)
Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)
The UAL Corporation 2006 Management Equity Incentive Plan ("MEIP") provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock. The MEIP does not specify a maximum number of shares that may be repurchased. The MEIP was replaced with the UAL Corporation 2008 Incentive Compensation Plan effective June 12, 2008, but remains in effect for awards granted prior to June 12, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of UAL Corporation was held on June 12, 2008. There were five proposals voted upon at the meeting, including the election of directors. The voting results, as well as a brief description of each proposal, are included below.

Management Proposals

  1)
  Election of the following director nominees:

Directors Elected by Holders of Common Stock:

Nominee	Votes For	Votes Withheld
Richard J. Almeida	106,317,778	9,727,904
Mary K. Bush	104,459,308	11,586,374
W. James Farrell	106,262,178	9,783,504
Walter Isaacson	106,858,660	9,187,022
Robert D. Krebs	106,932,432	9,113,250
Robert S. Miller	106,657,824	9,387,858
James J. O'Connor	106,293,072	9,752,610
Glenn F. Tilton	105,972,632	10,073,050
David J. Vitale	106,334,604	9,711,078
John H. Walker	106,253,563	9,792,119

Director Elected by Class Pilot MEC Junior Preferred Stock:

Nominee	Votes For	Votes Withheld
Stephen A. Wallach	1	0

Director Elected by Class IAM Junior Preferred Stock:

Nominee	Votes For	Votes Withheld
Stephen R. Canale	1	0

		Votes For	Votes Against	Abstentions	Broker Non-Votes
2)	Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2008:	109,984,957	4,157,880	1,902,845
3)	Approval of the 2008 Incentive Compensation Plan:	85,620,155	22,095,980	569,271	7,760,275

Stockholder Proposals

4)	Annual advisory vote to approve or disapprove the compensation of the executive officers as disclosed in the proxy statement:	22,892,078	72,274,820	13,118,508	7,760,275
5)	Semi-annual charitable contribution report disclosing the Company's policies and procedures for charitable contributions:	7,670,661	76,978,100	23,636,644	7,760,275

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

UAL CORPORATION (Registrant)
Date: July 23, 2008	By:	/s/ FREDERIC F. BRACE Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
UNITED AIR LINES, INC. (Registrant)
Date: July 23, 2008	By:	/s/ FREDERIC F. BRACE Frederic F. Brace Executive Vice President and Chief Financial Officer (principal financial officer)
Date: July 23, 2008	By:	/s/ DAVID M. WING David M. Wing Vice President and Controller (principal accounting officer)

 EXHIBIT INDEX

        The documents listed below are being filed on behalf of UAL and United as indicated.

†10.1	Amendment No. 1 dated May 15, 2008 to the Employment Agreement dated September 29, 2006, among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald
†10.2	Amendment No. 3 dated May 15, 2008 to the Peter D. McDonald Secular Trust Agreement dated September 29, 2006 among UAL Corporation, United Air Lines, Inc. and Peter D. McDonald
*†10.3
UAL Corporation 2008 Incentive Compensation Plan (filed as Appendix A to UAL's Definitive Proxy Statement on Schedule 14A filed on April 25, 2008, Commission file number 1-6033, and incorporated herein by reference)
†10.4	Form of Restricted Share Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan
†10.5	Form of Stock Option Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan
†10.6	Form of Restricted Stock Unit Award Notice pursuant to the UAL Corporation 2008 Incentive Compensation Plan
12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements
31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*
Previously filed

†
Indicates management contract or compensatory plan or arrangement.

QuickLinks

UAL Corporation and Subsidiary Companies and United Air Lines, Inc. and Subsidiary Companies Report on Form 10-Q For the Quarter Ended June 30, 2008
PART I. FINANCIAL INFORMATION
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
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Directors Elected by Holders of Common Stock
Director Elected by Class Pilot MEC Junior Preferred Stock
Director Elected by Class IAM Junior Preferred Stock
  ITEM 6. EXHIBITS.
SIGNATURES
EXHIBIT INDEX