Form 10-Q
period 2009-06-30
UNITED AIR LINES INC; UAL CORP /DE/
filed 2009-07-23
CIK 101001, 100517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 001-06033 001-11355	Exact Name of Registrant as Specified in its Charter, Principal Office Address and Telephone Number UAL Corporation United Air Lines, Inc. 77 W. Wacker Drive Chicago, Illinois 60601 (312) 997-8000	State of Incorporation Delaware Delaware	I.R.S. Employer Identification No 36-2675207 36-2675206
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

UAL Corporation	Yes ☑ No ☐
United Air Lines, Inc.	Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

UAL Corporation	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
United Air Lines, Inc.	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

UAL Corporation	Yes ☐ No ☑
United Air Lines, Inc.	Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

UAL Corporation	Yes ☑ No ☐
United Air Lines, Inc.	Yes ☑ No ☐
OMISSION OF CERTAIN INFORMATION
United Air Lines, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 17, 2009.

UAL Corporation	144,761,948 shares of common stock ($0.01 par value)
United Air Lines, Inc.	205 (100% owned by UAL Corporation)
There is no market for United Air Lines, Inc. common stock.

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Report on Form 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	June 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$2,941	$4,099
Passenger — Regional Affiliates	749	797
Cargo	121	237
Other operating revenues	207	238

	4,018	5,371

Operating expenses:
Salaries and related costs	963	1,179
Regional Affiliates	708	847
Aircraft fuel	665	1,848
Purchased services	286	371
Aircraft maintenance materials and outside repairs	240	295
Landing fees and other rent	229	199
Depreciation and amortization	222	216
Distribution expenses	139	193
Aircraft rent	89	100
Cost of third party sales	60	65
Goodwill impairment (Note 14)	—	2,277
Other impairments and special items (Note 14)	88	223
Other operating expenses	222	252

	3,911	8,065

Earnings (loss) from operations	107	(2,694)

Other income (expense):
Interest expense	(135)	(137)
Interest income	5	28
Interest capitalized	2	5
Miscellaneous, net	35	28

	(93)	(76)

Earnings (loss) before income taxes and equity in earnings of affiliates	14	(2,770)
Income tax benefit	(13)	(29)

Earnings (loss) before equity in earnings of affiliates	27	(2,741)
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$28	$(2,740)

Earnings (loss) per share, basic and diluted	$0.19	$(21.57)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$5,642	$7,644
Passenger — Regional Affiliates	1,408	1,512
Cargo	245	455
Other operating revenues	414	471

	7,709	10,082

Operating expenses:
Salaries and related costs	1,884	2,225
Aircraft fuel	1,464	3,423
Regional Affiliates	1,379	1,626
Purchased services	573	720
Aircraft maintenance materials and outside repairs	465	612
Depreciation and amortization	455	436
Landing fees and other rent	450	429
Distribution expenses	257	377
Aircraft rent	177	199
Cost of third party sales	113	129
Goodwill impairment (Note 14)	—	2,277
Other impairments and special items (Note 14)	207	223
Other operating expenses	460	541

	7,884	13,217

Loss from operations	(175)	(3,135)

Other income (expense):
Interest expense	(269)	(284)
Interest income	12	76
Interest capitalized	5	10
Miscellaneous, net	29	9

	(223)	(189)

Loss before income taxes and equity in earnings of affiliates	(398)	(3,324)
Income tax benefit	(42)	(32)

Loss before equity in earnings of affiliates	(356)	(3,292)
Equity in earnings of affiliates, net of tax	2	3

Net loss	$(354)	$(3,289)

Loss per share, basic and diluted	$(2.44)	$(26.52)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2009	2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,566	$2,039
Restricted cash	68	54
Receivables, less allowance for doubtful accounts (2009—$18; 2008—$24)	921	714
Prepaid fuel	311	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009—$64; 2008—$48)	228	237
Fuel hedge collateral deposits	185	953
Deferred income taxes	102	268
Prepaid expenses and other	373	382

	4,754	4,866

Operating property and equipment:
Owned—
Flight equipment	8,539	8,766
Other property and equipment	1,717	1,751

	10,256	10,517
Less—accumulated depreciation and amortization	(1,817)	(1,598)

	8,439	8,919

Capital leases:
Flight equipment	1,740	1,578
Other property and equipment	43	39

	1,783	1,617
Less—accumulated amortization	(279)	(224)

	1,504	1,393

	9,943	10,312

Other assets:
Intangibles, less accumulated amortization (2009—$374; 2008—$339)	2,507	2,693
Aircraft lease deposits	314	297
Restricted cash	213	218
Investments	79	81
Other, net	996	998

	4,109	4,287

	$18,806	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2009	2008
		(Adjusted)
Liabilities and Stockholders’ Deficit
Current liabilities:
Advance ticket sales	$1,916	$1,530
Mileage Plus deferred revenue	1,353	1,414
Long-term debt maturing within one year	846	782
Accounts payable	791	833
Accrued salaries, wages and benefits	728	756
Fuel purchase commitments	311	219
Fuel derivative instruments	175	718
Current obligations under capital leases	165	168
Accrued interest	93	112
Other	722	749

	7,100	7,281

Long-term debt	5,604	5,862
Long-term obligations under capital leases	1,197	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,905	2,768
Postretirement benefit liability	1,819	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	582	804
Other	1,141	980

	7,534	7,451

Commitments and contingent liabilities (Note 12)

Stockholders’ deficit:
Preferred stock	—	—
Common stock at par, $0.01 par value; authorized 1,000,000,000 shares; outstanding 144,773,623 and 140,037,928 shares at June 30, 2009 and December 31, 2008, respectively	2	1
Additional capital invested	2,970	2,919
Retained deficit	(5,662)	(5,308)
Stock held in treasury, at cost	(28)	(26)
Accumulated other comprehensive income	89	93

	(2,629)	(2,321)

	$18,806	$19,465

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(354)	$(3,289)
Adjustments to reconcile to net cash provided (used) by operating activities—
Goodwill impairment	—	2,277
Other impairments and special items	207	223
Depreciation and amortization	455	436
Proceeds from lease amendment	160	—
Increase in Mileage Plus deferred revenue and advanced purchase of miles	129	74
Increase in advance ticket sales	386	868
Net change in fuel derivative instruments and related pending settlements	(809)	(252)
Decrease in fuel hedge collateral	780	—
Increase in receivables	(52)	(209)
Other, net	(80)	9

	822	137

Cash flows provided (used) by investing activities:
Net sales of short-term investments	—	2,295
Decrease in restricted cash	20	101
Proceeds from asset sale-leaseback	94	—
Proceeds from litigation on advance deposits	—	41
Additions to property, equipment and deferred software	(170)	(267)
Proceeds from disposition of property and equipment	46	14
Other, net	1	13

	(9)	2,197

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	134	84
Proceeds from issuance of common stock	63	—
Decrease in lease deposits	22	154
Repayment of Credit Facility	(9)	(9)
Repayment of other debt	(386)	(351)
Special distribution to common shareholders	—	(251)
Principal payments under capital leases	(103)	(200)
Increase in deferred financing costs	(4)	(111)
Other, net	(3)	(10)

	(286)	(694)

Increase in cash and cash equivalents during the period	527	1,640
Cash and cash equivalents at beginning of the period	2,039	1,259

Cash and cash equivalents at end of the period	$2,566	$2,899

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Three Months Ended
	June 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$2,941	$4,099
Passenger — Regional Affiliates	749	797
Cargo	121	237
Other operating revenues	209	238

	4,020	5,371

Operating expenses:
Salaries and related costs	963	1,180
Regional Affiliates	708	847
Aircraft fuel	665	1,848
Purchased services	286	371
Aircraft maintenance materials and outside repairs	240	295
Landing fees and other rent	229	199
Depreciation and amortization	222	216
Distribution expenses	139	193
Aircraft rent	89	100
Cost of third party sales	60	64
Goodwill impairment (Note 14)	—	2,277
Other impairments and special items (Note 14)	88	223
Other operating expenses	221	280

	3,910	8,093

Earnings (loss) from operations	110	(2,722)

Other income (expense):
Interest expense	(135)	(137)
Interest income	5	28
Interest capitalized	2	5
Miscellaneous, net	35	28

	(93)	(76)

Earnings (loss) before income taxes and equity in earnings of affiliates	17	(2,798)
Income tax benefit	(13)	(29)

Earning (loss) before equity in earnings of affiliates	30	(2,769)
Equity in earnings of affiliates, net of tax	1	1

Net income (loss)	$31	$(2,768)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Operations (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2009	2008
		(Adjusted)
Operating revenues:
Passenger — United Airlines	$5,642	$7,644
Passenger — Regional Affiliates	1,408	1,512
Cargo	245	455
Other operating revenues	419	471

	7,714	10,082

Operating expenses:
Salaries and related costs	1,884	2,226
Aircraft fuel	1,464	3,423
Regional Affiliates	1,379	1,626
Purchased services	573	720
Aircraft maintenance materials and outside repairs	465	612
Depreciation and amortization	455	436
Landing fees and other rent	450	429
Distribution expenses	257	377
Aircraft rent	179	200
Cost of third party sales	113	128
Goodwill impairment (Note 14)	—	2,277
Other impairments and special items (Note 14)	207	223
Other operating expenses	459	568

	7,885	13,245

Loss from operations	(171)	(3,163)

Other income (expense):
Interest expense	(269)	(283)
Interest income	12	76
Interest capitalized	5	10
Miscellaneous, net	29	8

	(223)	(189)

Loss before income taxes and equity in earnings of affiliates	(394)	(3,352)
Income tax benefit	(42)	(33)

Loss before equity in earnings of affiliates	(352)	(3,319)
Equity in earnings of affiliates, net of tax	2	3

Net loss	$(350)	$(3,316)

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2009	2008
		(Adjusted)
Assets
Current assets:
Cash and cash equivalents	$2,560	$2,033
Restricted cash	68	50
Receivables, less allowance for doubtful accounts (2009 — $18; 2008 — $24)	920	704
Prepaid fuel	311	219
Aircraft fuel, spare parts and supplies, less obsolescence allowance (2009 — $64; 2008 — $48)	228	237
Fuel hedge collateral deposits	185	953
Deferred income taxes	96	265
Receivables from related parties	52	214
Prepaid expenses and other	360	376

	4,780	5,051

Operating property and equipment:
Owned —
Flight equipment	8,539	8,766
Other property and equipment	1,717	1,751

	10,256	10,517
Less — accumulated depreciation and amortization	(1,817)	(1,598)

	8,439	8,919

Capital leases:
Flight equipment	1,740	1,578
Other property and equipment	43	39

	1,783	1,617
Less — accumulated amortization	(279)	(224)

	1,504	1,393

	9,943	10,312

Other assets:
Intangibles, less accumulated amortization (2009 — $374; 2008 — $339)	2,507	2,693
Aircraft lease deposits	314	297
Restricted cash	212	217
Investments	79	81
Other, net	984	984

	4,096	4,272

	$18,819	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Financial Position (Unaudited)
(In millions, except shares)

	June 30,	December 31,
	2009	2008
		(Adjusted)
Liabilities and Stockholder’s Deficit
Current liabilities:
Advance ticket sales	$1,916	$1,530
Mileage Plus deferred revenue	1,353	1,414
Long-term debt maturing within one year	846	780
Accounts payable	792	833
Accrued salaries, wages and benefits	728	756
Fuel derivative instruments	175	718
Fuel purchase commitments	311	219
Current obligations under capital leases	165	168
Accrued interest	93	112
Other	811	1,016

	7,190	7,546

Long-term debt	5,604	5,861
Long-term obligations under capital leases	1,197	1,192

Other liabilities and deferred credits:
Mileage Plus deferred revenue	2,905	2,768
Postretirement benefit liability	1,819	1,812
Advanced purchase of miles	1,087	1,087
Deferred income taxes	499	724
Other	1,141	981

	7,451	7,372

Commitments and contingent liabilities (Note 12)

Stockholder’s deficit:
Common stock at par, $5 par value; authorized 1,000 shares; outstanding 205 at both June 30, 2009 and December 31, 2008	—	—
Additional capital invested	2,898	2,831
Retained deficit	(5,610)	(5,260)
Accumulated other comprehensive income	89	93

	(2,623)	(2,336)

	$18,819	$19,635

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

United Air Lines, Inc. and Subsidiary Companies
Condensed Statements of Consolidated Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2009	2008
		(Adjusted)
Cash flows provided (used) by operating activities:
Net loss	$(350)	$(3,316)
Adjustments to reconcile to net cash provided (used) by operating activities—
Depreciation and amortization	455	436
Proceeds from lease amendment	160	—
Goodwill impairment	—	2,277
Other impairments and special items	207	223
Increase in Mileage Plus deferred revenue and advanced purchase of miles	129	74
Increase in advance ticket sales	386	868
Net change in fuel derivative instruments and related pending settlements	(809)	(252)
Decrease in fuel hedge collateral	780	—
Increase in receivables	(45)	(207)
Other, net	(89)	93

	824	196

Cash flows provided (used) by investing activities:
Net sales of short-term investments	—	2,259
Proceeds from asset sale-leaseback	94	—
Decrease in restricted cash	16	72
Additions to property, equipment and deferred software	(170)	(267)
Proceeds from disposition of property and equipment	46	14
Other, net	—	13

	(14)	2,091

Cash flows provided (used) by financing activities:
Proceeds from issuance of long-term debt	134	84
Capital contribution from parent	62	—
Decrease in lease deposits	22	154
Dividend to parent	—	(258)
Repayment of Credit Facility	(9)	(9)
Repayment of other debt	(385)	(350)
Principal payments under capital leases	(103)	(200)
Increase in deferred financing costs	(4)	(111)

	(283)	(690)

Increase in cash and cash equivalents during the period	527	1,597
Cash and cash equivalents at beginning of the period	2,033	1,239

Cash and cash equivalents at end of the period	$2,560	$2,836

See accompanying Combined Notes to Condensed Consolidated Financial Statements (Unaudited).

UAL Corporation and Subsidiary Companies and
United Air Lines, Inc. and Subsidiary Companies
Combined Notes to Condensed Consolidated Financial Statements (Unaudited)
(1) Basis of Presentation
UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us,” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United.
This Quarterly Report on Form 10-Q is a combined report of UAL and United. Therefore, these Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), apply to both UAL and United, unless otherwise noted. As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL.
Interim Financial Statements. The UAL and United unaudited condensed consolidated financial statements (the “Financial Statements”) shown here have been prepared as required by the U.S. Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements that meet accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as permitted by the SEC. The Company believes that the disclosures presented here are not misleading. The Financial Statements include all adjustments, including asset impairments, severance and normal recurring adjustments, which are considered necessary for a fair presentation of the Company’s financial position and results of operations. Certain historical amounts have been reclassified to conform to the current year’s presentation, including reclassification of December 31, 2008 derivative counterparty settlement payables of $140 million from Fuel derivative instruments to Other current liabilities in the Company’s Financial Statements. These Financial Statements should be read together with the information included in the combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 as updated by the Current Report on Form 8-K dated May 1, 2009 (the “2008 Annual Report”).
Restricted Cash. For the 2009 and 2008 periods, restricted cash includes cash collateral to secure workers’ compensation obligations, cash collateral received from fuel hedge counterparties and reserves for institutions that process credit card ticket sales. Industry practice includes classification of restricted cash flows as operating cash flows by some airlines and investing cash flows by others. The Company classifies changes in restricted cash balances associated with workers’ compensation obligations and credit card reserves as an investing activity in its Financial Statements because it considers restricted cash arising from these activities similar to an investment. If UAL had classified these changes in its restricted cash balances as operating activities in the six months ended June 30, 2009 and 2008, its cash provided by operating activities of $822 million and $137 million, respectively, would have been reported as $842 million and $238 million, respectively. Additionally, cash (used) provided by investing activities for the six months ended June 30, 2009 and 2008 of $(9) million and $2,197 million, respectively, would have been reported as $(29) and $2,096 million, respectively.
(2) New Accounting Pronouncements
Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”) became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not determined the impact that this statement may have on its financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. The Company will adopt SFAS 166 in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this statement may have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company will adopt SFAS 167 in its first annual and interim reporting periods beginning after November 15, 2009. The Company has not determined the impact that this statement may have on its financial statements.
Adoption of FSP APB 14-1. The Company adopted FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”), effective January 1, 2009, which required retrospective application. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company has two currently outstanding convertible debt instruments that are impacted by APB 14-1. Upon the original issuance of these two debt instruments in 2006, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt this standard effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of its two applicable convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $254 million. This amount was retrospectively applied to the Company’s Financial Statements from the issuance date of the debt instruments in 2006, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods. The full year 2008 interest expense impact is $48 million.
The following tables reflect UAL and United’s previously reported amounts, along with the adjusted amounts after adoption.

	UAL			United
	As	As	Effect	As	As	Effect
(In millions, except per share)	Reported	Adjusted	of Change	Reported	Adjusted	of Change
Statement of Consolidated Operations (Unaudited)
Three Months Ended June 30, 2008
Interest expense	$(126)	$(137)	$(11)	$(126)	$(137)	$(11)
Nonoperating expense	(65)	(76)	(11)	(65)	(76)	(11)
Loss before income taxes and equity earnings in affiliates	(2,759)	(2,770)	(11)	(2,787)	(2,798)	(11)
Net loss	(2,729)	(2,740)	(11)	(2,757)	(2,768)	(11)
Loss per share, basic and diluted	(21.47)	(21.57)	(0.10)	NA	NA	NA
Total comprehensive loss	(2,744)	(2,755)	(11)	(2,772)	(2,783)	(11)

Six Months Ended June 30, 2008
Interest expense	$(261)	$(284)	$(23)	$(260)	$(283)	$(23)
Nonoperating expense	(166)	(189)	(23)	(166)	(189)	(23)
Loss before income taxes and equity earnings in affiliates	(3,301)	(3,324)	(23)	(3,329)	(3,352)	(23)
Net loss	(3,266)	(3,289)	(23)	(3,293)	(3,316)	(23)
Loss per share, basic and diluted	(26.33)	(26.52)	(0.19)	NA	NA	NA
Total comprehensive loss	(3,293)	(3,316)	(23)	(3,320)	(3,343)	(23)

Statement of Consolidated Financial Position (Unaudited) (a)
As of December 31, 2008
Long-term debt	$6,007	$5,862	$(145)	$6,007	$5,861	$(146)
Additional capital invested	2,666	2,919	253	2,578	2,831	253
Retained deficit	(5,199)	(5,308)	(109)	(5,151)	(5,260)	(109)

(a)
The adoption of APB 14-1, also had minor impacts on Other assets and Deferred income taxes as reported in the Company’s Financial Statements. The adoption required an increase to the Company’s deferred tax liability and a decrease to its additional paid in capital. However, these impacts were substantially offset by a corresponding decrease in the valuation allowance for deferred tax assets and increase to additional paid in capital in accordance with applicable GAAP.

The following table provides additional information about UAL’s convertible debt instruments that may be settled for cash.

	June 30, 2009		December 31, 2008
	$726	$150	$726	$150
	million	million	million	million
($ and shares in millions, except conversion prices)	notes	notes	notes	notes
Carrying amount of the equity component	$216	$38	$216	$38
Principal amount of the liability component	726	150	726	150
Unamortized discount of liability component	104	16	126	20
Net carrying amount of liability component	622	134	600	130
Remaining amortization period of discount	24 months	19 months	(a)	(a)
Conversion price	$32.64	$43.90	(a)	(a)
Number of shares to be issued upon conversion	22.2	3.4	(a)	(a)
Effective interest rate on liability component	12.8%	12.1%	(a)	(a)

(a)	Not required to be disclosed.
The following table presents the associated interest cost related to UAL’s convertible debt instruments that may be settled for cash, which consists of both the contractual interest coupon and amortization of the discount on the liability component.

	$726 million notes				$150 million notes
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008
Non-cash interest cost recognized (a)	$11	$9	$22	$19	$2	$2	$4	$4
Cash interest cost recognized	8	8	16	16	2	2	4	4

(a)
Amounts represent the impact of adoption of APB 14-1 on interest expense for the three and six months ended June 30, 2009 and 2008. The related negative impact of adoption on earnings (loss) per share for the three and six months ended June 30, 2009 is $0.09 and $0.18, respectively.

Adoption of FSP EITF 03-6-1. The Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“EITF 03-6-1”), effective January 1, 2009, requiring retrospective application. EITF 03-6-1 clarifies that instruments granted in share-based payment transactions that are considered participating securities prior to vesting should be included in the earnings allocation under the two-class method of calculating earnings per share. The Company determined that its restricted shares granted under UAL’s share-based compensation plans are participating securities because the restricted shares participate in dividends. However, the impact of these shares was not included in the common shareholder basic loss per share computation for the three months ended June 30, 2008 and the six months ended June 30, 2009 and 2008, because of losses in these periods. There were 0.9 million and 1.4 million nonvested restricted shares at June 30, 2009 and 2008, respectively, that would have been included in the common shareholder basic earnings per share computation had there been income in these periods.
Other Standards Adopted. Effective January 1, 2009, the Company prospectively adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”) with respect to fair value measurements required for the Company’s nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 with respect to the Company’s nonfinancial assets and nonfinancial liabilities was delayed until January 1, 2009 by FSP No. 157-2, Effective Date of FASB Statement No. 157. See Note 11, “Fair Value Measurements and Derivative Instruments,” for disclosures related to the adoption of these two standards and the Company’s adoption of FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) and FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2”), effective April 1, 2009.

(3) Company Operational Plans
Since the second quarter of 2008, the Company has been implementing a plan to address volatility in crude oil prices, industry over-capacity and the severe global recession. The Company is reducing capacity and permanently removing 100 aircraft from its Mainline fleet by the end of 2009, including its entire B737 fleet and six B747 aircraft. In connection with the capacity reductions, the Company is further streamlining its operations and corporate functions in order to cumulatively reduce the size of its workforce by approximately 9,000 positions by the end of 2009. The Company’s completed and future workforce reductions have occurred, and may continue to occur, through furloughs and furlough-mitigation programs, such as voluntary early-out options. The tables below summarize the accrual activity and expense related to the Company’s implementation of its operational plans.
(In millions)

Reserve Activity	Severance	Leased Aircraft
Balance at December 31, 2008	$81	$16
Payments	(29)	(7)
Accruals	1	19

Balance at June 30, 2009	$53	$28

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Expense Recognized	2009	2008	2009	2008
Severance	$6	$82	$1	$82
Leased aircraft	13	—	24	—
All of these charges are within the Mainline segment where the fleet reductions are occurring. Severance expense and leased aircraft expense are classified within Salaries and related costs and Other impairments and special items, respectively, in the Company’s Financial Statements.
The charges related to leased aircraft consist of the present value of future lease payments for aircraft that have been removed from service in advance of their lease termination dates as of June 30, 2009, estimated payments for lease return maintenance conditions related to B737 aircraft and write-off of associated lease fair value valuation balances, which were initially established as part of fresh-start accounting when the Company emerged from bankruptcy. Periodic lease payments will be made over the lease terms of these aircraft unless early return agreements are reached with the lessors; and, lease return maintenance condition payments, if any, will be made upon return of the aircraft to the lessors. The total expected payments for leased aircraft that were removed from service at June 30, 2009 and that are expected to be removed from service in the second half of 2009 are $110 million, payable through 2013. Actual lease payments may be less if the Company is able to negotiate early termination of any of its leases.
The following table provides information regarding the Company’s operating fleet. Amounts reported are applicable to UAL and United, except where noted otherwise.

	B737s (Mainline)			All Other Mainline			Total	Regional
	Owned	Leased	Total	Owned	Leased	Total	Mainline	Affiliates	Total
Aircraft at December 31, 2008	18	28	46	191	172	363	409	280	689
Added to (removed from) operating fleet	(13)	(9)	(22)	(1)	—	(1)	(23)	16	(7)
Transferred from leased to owned	—	—	—	1	(1)	—	—	—	—
Transferred from owned to leased	—	—	—	(9)	9	—	—	—	—

Aircraft at June 30, 2009	5	19	24	182	180	362	386	296	682

Nonoperating at December 31, 2008 (a)	24	12	36	3	—	3	39	—	39
Removed from operating fleet	13	9	22	1	—	1	23	—	23
Returned to lessors	—	(9)	(9)	—	—	—	(9)	—	(9)

Nonoperating at June 30, 2009 (a)	37	12	49	4	—	4	53	—	53

(a)	At December 31, 2008 and June 30, 2009, United had one less owned and one more leased nonoperating B737 aircraft as compared to the UAL amounts shown in this table.
At June 30, 2009 and December 31, 2008, the Company had 63 and 62 unencumbered aircraft, respectively. See Note 13, “Debt Obligations and Other Financing Transactions,” for information related to a sale-leaseback transaction completed during the first quarter of 2009 and aircraft and other assets pledged as collateral.

Other Costs. As the Company continues to complete its operational plans discussed above, it may incur additional costs related to its conversion of the Company’s fleet of Ted aircraft, costs to exit additional facilities such as airports no longer served, lease termination costs, additional severance costs and asset impairment charges, among others. Such future costs and charges may be material.
(4) Common Stockholders’ Deficit
During the six months ended June 30, 2009, UAL received net proceeds of $62 million from the issuance of 5.4 million shares of common stock, of which 4.0 million shares were sold during the first six months of 2009 and 1.4 million shares were sold in 2008. UAL contributed the $62 million of common stock sale proceeds to United.
For the six months ended June 30, 2009, UAL acquired 199,086 common shares for treasury. These shares were acquired from participants for tax withholding obligations under UAL’s share-based compensation plans. In addition, UAL distributed approximately 900,000 shares according to the bankruptcy plan of reorganization in the six months ended June 30, 2009. Approximately 1.1 million shares remain to be issued under the reorganization plan.
(5) Per Share Amounts (UAL Only)
UAL basic per share amounts were computed by dividing loss available to common shareholders by the weighted-average number of shares of common stock outstanding. UAL’s $563 million of 6% senior notes are callable at any time at 100% of par value, and can be redeemed with either cash or UAL common stock at UAL’s option. These notes are not deemed potentially dilutive shares, as UAL has the ability and intent to redeem these notes with cash. The table below represents the computation of UAL basic and diluted per share amounts and the number of securities that have been excluded from the computation of diluted per share amounts. Nonvested, participating restricted shares did not impact basic or diluted loss per share in the 2009 and 2008 periods that had losses. See Note 2, “New Accounting Pronouncements,” for additional information related to the adoption of EITF 03-6-1.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
Basic earnings (loss) per share:
Net income (loss)	$28	$(2,740)	$(354)	$(3,289)
Preferred stock dividend requirements	—	—	—	(2)

Earnings (loss) available to common stockholders (a)	$28	$(2,740)	$(354)	$(3,291)

Basic weighted average shares outstanding	145.1	127.1	144.9	124.1

Earnings (loss) per basic share	$0.19	$(21.57)	$(2.44)	$(26.52)

Diluted earnings (loss) per share:
Earnings (loss) available to common stockholders	$28	$(2,740)	$(354)	$(3,291)

Diluted weighted average shares outstanding	145.1	127.1	144.9	124.1

Earnings (loss) per share, diluted	$0.19	$(21.57)	$(2.44)	$(26.52)

Potentially dilutive shares excluded from diluted per share amounts:
Stock options	6.7	4.3	6.7	4.3
Restricted shares (a)	—	1.4	0.9	1.4
2% preferred securities	—	2.2	—	5.2
4.5% senior limited-subordination convertible notes	22.2	22.2	22.2	22.2
5% convertible notes	3.4	3.4	3.4	3.4

	32.3	33.5	33.2	36.5

(a)
Net income available to participating securities (unvested restricted shares) was not material for the second quarter of 2009. Losses are not allocated to participating securities in the computation of earnings (loss) per common share.

(6) Share-Based Compensation Plans
Effective April 1, 2009, the Company made a general grant of 1,773,600 restricted stock units (“RSUs”) and 2,431,800 stock options to certain of its management employees. These grants were made pursuant to the UAL 2008 Incentive Compensation Plan which was approved by UAL’s Board of Directors and shareholders in 2008 and replaced the 2006 Management Equity Incentive Plan, effective June 12, 2008. These awards vest pro-rata over three years on the anniversary of the grant date. The terms of the awards do not provide for the acceleration of vesting upon retirement. The RSUs may be settled in cash or stock at the discretion of the Human Resources Subcommittee of the UAL Board of Directors. The Company’s intent is to settle the RSUs in cash; therefore, the obligations related to these RSUs are classified as liabilities on the Company’s Financial Statements and will be remeasured each reporting period throughout the requisite service period. The remeasurement is based upon the market share price on the last day of the reporting period. A cumulative adjustment is recorded during each reporting period to adjust compensation expense based on the current value of the awards.
Compensation expense associated with the UAL share-based compensation plans has been pushed down to United. Share-based compensation expense was not significant in either the three or six months ended June 30, 2009. The Company recognized share-based compensation expense of $7 million and $18 million during the three and six months ended June 30, 2008, respectively. The Company’s unrecognized share-based compensation expense was $24 million and $18 million as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, 3.0 million and 8.1 million awards were available for future issuance under the Company’s share-based compensation plans for employees, respectively. The weighted average grant date fair value and exercise price of options awarded in the six months ended June 30, 2009 was $3.70 and $4.91, respectively. The table below summarizes stock option activity for the six months ended June 30, 2009.

Options
Outstanding at beginning of period	4,353,672
Granted	2,487,200
Canceled	(164,566)

Outstanding at end of period	6,676,306

Exercisable (vested) at end of period	2,908,837
The fair value of RSUs was $3.19 at June 30, 2009, which was based upon the closing share price on June 30, 2009. The table below summarizes UAL’s RSU and restricted stock activity for the six months ended June 30, 2009.

	Restricted Stock Units	Restricted Stock
Nonvested at beginning of period	—	1,430,675
Granted	1,795,600	42,400
Vested	—	(597,616)
Terminated	(18,600)	(24,788)

Nonvested at end of period	1,777,000	850,671

(7) Income Taxes
For the three and six months ended June 30, 2009, UAL and United each recorded $13 million and $42 million, respectively, of tax benefits primarily due to impairment of indefinite-lived intangibles. For the six months ended June 30, 2009, UAL and United each had an effective tax rate of 10.6%. In the 2008 periods, the Company had an insignificant effective tax rate, as compared to the U.S. federal statutory rate of 35%, principally because of goodwill impairment charges in the second quarter that are not deductible for income tax purposes and the tax benefits of the Company’s remaining net operating losses for the periods were almost completely offset by a valuation allowance. The tax benefit in the 2008 periods was primarily due to an $80 million intangible asset impairment.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including the reversals of deferred tax liabilities during the periods in which those temporary differences will become deductible. The Company’s management assesses the realizability of its deferred tax assets, and records a valuation allowance for the deferred tax assets when it is more likely than not that a portion, or all of the deferred tax assets will not be realized. As a result, the Company has a valuation allowance against its deferred tax assets as of June 30, 2009 and December 31, 2008, to reflect management’s assessment regarding the realizability of those assets. The Company expects to continue to maintain a valuation allowance on deferred tax assets until there is sufficient positive evidence of future realization.
If reversed, the current valuation allowance of $2,975 million and $2,900 million for UAL and United, respectively, will be allocated to reduce income tax expense. As of December 31, 2008, UAL and United had a valuation allowance of $2,886 million (as adjusted) and $2,812 million (as adjusted), respectively. The valuation allowance as of December 31, 2008, as previously reported, was retrospectively adjusted for the adoption of APB 14-1 which is discussed in Note 2, “New Accounting Pronouncements.” UAL’s valuation allowance increased by $89 million in the first six months of 2009 primarily due to an increase in its net operating loss carryforward.

As of June 30, 2009, UAL and United had a federal net operating loss (“NOL”) carry forward of approximately $7.5 billion, and a combined federal and state income tax NOL carry forward tax benefit of approximately $2.8 billion, which may be used to reduce taxes in future years. If not used, federal tax benefits of $1.0 billion expire in 2022, $0.4 billion expire in 2023, $0.5 billion expire in 2024, $0.4 billion expire in 2025, $20 million expire in 2026, $0.1 billion in 2028 and $0.2 billion in 2029. In addition, the state tax benefit of $180 million, if not used, expires over a five to twenty year period.
The Company’s ability to utilize these benefits may be impaired if the Company were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code. To reduce the possibility of a potential adverse effect on the Company’s ability to utilize its NOL carry forward benefits, the Company’s certificate of incorporation contains a “5% Ownership Limitation,” applicable to all stockholders except the Pension Benefit Guaranty Corporation (“PBGC”). The 5% Ownership Limitation remains effective until February 1, 2011. Generally, the 5% limitation prohibits (i) the acquisition by a single stockholder of shares representing 5% or more of the common stock of UAL and (ii) any acquisition or disposition of common stock by a stockholder that already owns 5% or more of UAL’s common stock, unless prior written approval is granted by the UAL Board of Directors. At this time, the Company does not believe the limitations imposed by the Internal Revenue Code on the usage of the NOL carry forward and other tax attributes following an ownership change will have an effect on the Company. Therefore, the Company does not believe its exit from bankruptcy has had any material impact on the use of its remaining NOL carry forward and other tax attributes.
In addition to the deferred tax assets listed above, the Company had an $809 million unrecorded tax benefit at June 30, 2009 attributable to the difference between the amount of the financial statement expense and the allowable tax deduction for UAL common stock issued to certain unsecured creditors and employees pursuant to the Plan of Reorganization. The Company has deferred recognition of the tax benefit until it is realized as a reduction of taxes payable. If not realized, the unrecognized tax benefits of $161 million will expire in 2025, $489 million in 2026 and $159 million over a period from 2027 through 2050. UAL’s income tax returns for tax years after 2003 remain subject to examination by the Internal Revenue Service and state taxing jurisdictions. United is included in UAL’s consolidated income tax returns.
(8) Retirement and Postretirement Plans
UAL and United contribute to defined contribution plans on behalf of most of their employees, particularly within the U.S. Internationally, the Company maintains a number of small pension plans covering much of its local, non-U.S. workforce. The Company also provides certain health care benefits, primarily in the U.S., to retirees and eligible dependents, as well as certain life insurance benefits to certain retirees, which are reflected as “Other Benefits” in the tables below. The Company has reserved the right, subject to collective bargaining and other agreements, to modify or terminate the health care and life insurance benefits for both current and future retirees. The curtailment gains for the three and six months ended June 30, 2009 are attributed to a reduction in future service for certain of the Company’s postretirement plans due to reductions in workforce.
The Company’s net periodic benefit cost included the following components.

	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Three Months Ended June 30,
Service cost	$1	$1	$7	$8
Interest cost	2	2	28	30
Expected return on plan assets	(1)	(3)	—	(1)
Gain due to curtailment	—	—	(1)	—
Amortization of unrecognized gain and prior service cost	—	—	(5)	(4)

Net periodic benefit costs	$2	$—	$29	$33

Six Months Ended June 30,
Service cost	$3	$3	$14	$16
Interest cost	4	5	57	60
Expected return on plan assets	(3)	(6)	(1)	(2)
Gain due to curtailment	—	—	(7)	—
Amortization of unrecognized gain and prior service cost	—	(1)	(10)	(8)

Net periodic benefit costs	$4	$1	$53	$66

(9) Segment Information
The Company manages its business by two reportable segments: Mainline and Regional Affiliates (United Express operations). The table below includes segment information for UAL and United for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
		(Adjusted)		(Adjusted)
UAL segment information
Revenue:
Mainline	$3,269	$4,574	$6,301	$8,570
Regional Affiliates	749	797	1,408	1,512

Total	$4,018	$5,371	$7,709	$10,082

Segment earnings (loss):
Mainline	$62	$(219)	$(218)	$(707)
Regional Affiliates	41	(50)	29	(114)
Goodwill impairment	—	(2,277)	—	(2,277)
Other impairments and special items (a)	(88)	(223)	(207)	(223)
Less: equity earnings (b)	(1)	(1)	(2)	(3)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$14	$(2,770)	$(398)	$(3,324)

United segment information
Revenue:
Mainline	$3,271	$4,574	$6,306	$8,570
Regional Affiliates	749	797	1,408	1,512

Total	$4,020	$5,371	$7,714	$10,082

Segment earnings (loss):
Mainline	$65	$(247)	$(214)	$(735)
Regional Affiliates	41	(50)	29	(114)
Goodwill impairment	—	(2,277)	—	(2,277)
Asset impairment and special items (a)	(88)	(223)	(207)	(223)
Less: equity earnings (b)	(1)	(1)	(2)	(3)

Consolidated earnings (loss) before income taxes and equity in earnings of affiliates	$17	$(2,798)	$(394)	$(3,352)

(a)	Asset impairment and special items are only applicable to the Mainline segment.

(b)	Equity earnings are part of the Mainline segment.
(10) Comprehensive Income (Loss)
For the three and six month periods ended June 30, 2009, UAL’s total comprehensive income (loss) was $26 million and $(358) million, respectively. For the three and six month periods ended June 30, 2008, UAL’s total comprehensive loss was $2,755 million (as adjusted) and $3,316 million (as adjusted), respectively. For the three and six month periods ended June 30, 2009, United’s total comprehensive income (loss) was $29 million and $(354) million, respectively. For the three and six month periods ended June 30, 2008, United’s total comprehensive loss was $2,783 million (as adjusted) and $3,343 million (as adjusted), respectively. Comprehensive loss in the 2009 and 2008 periods primarily includes the amortization of deferred net periodic pension and other postretirement benefit gains that were recorded as a component of accumulated other comprehensive income and changes in the fair value of the Company’s available-for-sale Enhanced Equipment Trust Certificate (“EETC”) investments. See Note 2, “New Accounting Pronouncements,” for a discussion of the adjustments made to the 2008 amounts.

(11) Fair Value Measurements and Derivative Instruments
Fair Value Information. A fair value hierarchy that prioritizes the inputs used to measure fair value has been established by GAAP. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
The table below presents disclosures about fair value measurements of financial assets and financial liabilities recognized in the Company’s Financial Statements.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Total
		for	Observable	Unobservable	Gains/
		Identical Assets	Inputs	Inputs	(Losses)
(In millions)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Level 3)
Assets and Liabilities Measured at Fair Value on a Recurring Basis:
Financial assets:
Noncurrent EETC available-for-sale securities	$44	$—	$—	$44	$—
Current fuel derivative instruments	165	—	165	—	—
Fuel derivative instrument receivables (a)	16	—	16	—	—

Total financial assets	$225	$—	$181	$44	$—

Financial liabilities:
Current fuel derivative instruments	$175	$—	$175	$—	$—
Noncurrent fuel derivative instruments	3	—	3	—	—
Fuel derivative instrument payables (a)	61	—	61	—	—

Total financial liabilities	$239	$—	$239	$—	$—

(a)	Fuel derivative instrument receivables and payables represent pending settlements of contract premiums and expired contracts.
The Company records derivative instruments as a derivative asset or liability (on a gross basis) in its Financial Statements, and accordingly records any related collateral on a gross basis. The table below presents the fair value amounts of assets and liabilities as of June 30, 2009. SFAS 161 was applied prospectively; therefore, the December 31, 2008 amounts are not presented.

	Asset Derivatives		Liability Derivatives
	Balance Sheet	June 30,	Balance Sheet	June 30,
(In millions)	Location	2009	Location	2009
Derivatives not receiving hedge accounting treatment:
Fuel contracts due within one year	Receivables	$165	Fuel derivative instruments	$175
Fuel contracts due after one year		—	Other Liabilities	3

Total derivatives		$165		$178

Level 3 Financial Assets and Liabilities

	Available-for-Sale Securities
	Three Months Ended	Six Months Ended
(In millions)	June 30, 2009	June 30, 2009
Balance at beginning of period	$42	$46
Unrealized gains relating to instruments held at reporting date	2	—
Return of principal	—	(2)

Balance at end of period	$44	$44

As of June 30, 2009, the Company’s EETC securities have an amortized cost basis of $85 million and unrealized losses of $41 million and represent a portion of the Company’s previously issued and outstanding EETC securities which were repurchased in open market transactions in 2007. As of June 30, 2009, these investments have been in an unrealized loss position for a period of over twelve months. However, United has not recognized an impairment loss in earnings related to these securities because United does not intend or expect to be required to sell the securities and expects to recover its entire amortized cost basis. United expects to collect the full principal balance and all related interest payments. All changes in the fair value of these investments have been classified within Accumulated other comprehensive income in the Financial Statements.
Derivative instruments and investments presented in the table above have the same fair value as their carrying value. The table below presents the carrying values and estimated fair values of the Company’s financial instruments not presented in the table above.

	June 30, 2009
	Carrying	Fair
(In millions)	Amount	Value
Long-tem debt (including current portion)	$6,450	$4,381
Lease deposits	319	340
Fair value of the above financial instruments was determined as follows.

Description	Fair Value Methodology
Cash, Cash Equivalents, Restricted Cash, Accounts Receivable, Fuel Hedge Collateral Deposits, Accounts Payable and Other Accrued Liabilities	The carrying amounts approximate fair value because of the short-term maturity of these investments.

Enhanced Equipment Trust Certificates	The EETCs are not actively traded on an exchange. Fair value is based on the trading prices of United’s EETCs or similar EETC instruments issued by other airlines. The Company uses internal models and observable and unobservable inputs to corroborate third party quotes. Because certain inputs are unobservable, the Company categorized inputs to the EETC fair value valuation as Level 3. Significant inputs to the valuation models include contractual terms, risk-free interest rates and credit spreads.

Fuel Derivative Instruments	Derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements are estimated with option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign Currency Derivative Instruments	Fair value is determined with a formula utilizing observable inputs. Significant inputs to the valuation models include contractual terms, risk-free interest rates and forward exchange rates.

Long-Term Debt	The fair value is based on the quoted market prices for the same or similar issues, discounted cash flow models using appropriate market rates and the Black-Scholes model to value conversion rights in UAL’s convertible debt instruments. The Company’s credit risk was considered in estimating fair value.

Derivative Credit Risk and Fair Value
The Company is exposed to credit losses in the event of nonperformance by counterparties to its derivative instruments. The Company enters into master netting agreements with its derivative counterparties. While the Company records derivative instruments on a gross basis, the Company monitors its net derivative position with each counterparty to monitor credit risk. As of June 30, 2009, the Company had a net derivative asset of $132 million with certain of its derivative counterparties; therefore, this amount represents the potential credit-risk loss if these counterparties fail to perform excluding the impact of collateral described below. The Company had a net derivative payable of $145 million with its remaining counterparties at June 30, 2009.
Based on the fair value of the Company’s fuel derivative instruments, our counterparties may require the Company to post collateral when the price of the underlying commodity decreases and we may require our counterparties to provide us with collateral when the price of the underlying commodity increases. The Company was required to post $185 million of cash collateral with certain of its fuel derivative counterparties at June 30, 2009. The Company routinely reviews the credit risk associated with its counterparties and believes its collateral is fully recoverable from its counterparties as of June 30, 2009. The collateral is classified as Fuel hedge collateral deposits in the accompanying Financial Statements.
The Company reviews the credit risk associated with its derivative counterparties and may require collateral from its counterparties in the event the Company has a significant net derivative asset with the counterparties. As of June 30, 2009, the Company received cash collateral of $29 million from one of its fuel derivative counterparties because the Company was in a net unrealized gain position with this counterparty. The collateral was recorded as restricted cash and a corresponding obligation to return the collateral was recorded as an Other current liability in the Company’s Financial Statements.
The Company considered counterparty credit risk in determining the fair value of its financial instruments. The Company considered credit risk to have a minimal impact on fair value because varying amounts of collateral are either provided by or received from United’s hedging counterparties based on current market exposure and the credit-worthiness of the counterparties.
Derivative Instruments
The following section includes additional information regarding derivative instruments not already disclosed above.
Aircraft Fuel Hedges. The Company has a risk management strategy to hedge a portion of its price risk related to projected jet fuel requirements. Jet fuel is one of the Company’s most significant operating expenses. Jet fuel is a commodity with significant price volatility. Prices fluctuate based on market expectations of supply and demand, among other factors. Increases in fuel prices may adversely impact the Company’s financial performance, operating cash flows and financial position as greater amounts of cash may be required to obtain jet fuel for operations. The Company periodically enters into derivative contracts to mitigate the adverse financial impact of potential increases in the price of jet fuel. The Company does not enter into derivative instruments for non-risk management purposes. The Company’s fuel hedges are not accounted for as fair value or cash flow hedges under applicable GAAP.
The following table presents the fuel hedge gains (losses) recognized during the periods presented and their classification in the Financial Statements.

			Nonoperating
	Mainline Fuel		Income (Expense)		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In millions)	2009	2008	2009	2008	2009	2008
Fuel hedges (a):
Cash net gains (losses) on settled contracts	$(157)	$51	$(95)	$1	$(252)	$52
Non-cash net mark-to-market gains	305	187	135	21	440	208

Total	$148	$238	$40	$22	$188	$260

			Nonoperating
	Mainline Fuel		Income (Expense)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2009	2008	2009	2008	2009	2008
Fuel hedges (a):
Cash net gains (losses) on settled contracts	$(399)	$63	$(176)	$1	$(575)	$64
Non-cash net mark-to-market gains	496	216	207	21	703	237

Total	$97	$279	$31	$22	$128	$301

(a)	Fuel hedge gains (losses) are not allocated to Regional Affiliates expense.
As presented in the table below, the Company utilizes various types of hedging instruments including purchased calls, puts, swaps, collars, 3-way collars and 4-way collars. The swaps utilized by the Company generally provide that the counterparty will pay (receive) to (from) United when the price of the underlying commodity is above (below) the price specified in the swap agreement. A collar involves the purchase of fuel call options with the simultaneous sale of fuel put options with identical expiration dates. Generally, the Company’s hedge instruments are based on crude oil, heating oil or jet fuel. As of June 30, 2009, the Company’s hedge positions were primarily based on either heating oil or jet fuel. Certain of these instruments remain outstanding as of June 30, 2009, as summarized in the table below.

	Barrels hedged (in 000s)					Weighted-average crude equivalent price per barrel (c)
	Percentage of
	Projected
	Fuel			Swaps/		Payment	Payment	Hedge		Hedge
	Requirements	Purchased	Sold	Purchased	Sold	Obligation	Obligation	Protection		Protection
	Hedged	Puts	Puts	Calls	Calls	Ends	Begins	Begins		Ends
	%					$	$	$		$
Third Quarter 2009:
Calls	27	—	—	3,900	—	NA	NA	61	(a)	NA
Swaps	24	—	—	3,500	—	NA	68	68		NA
Collars	2	—	375	225	—	NA	113	133		NA
3-way collars	18	—	3,075	2,625	2,625	NA	100	115		148
4-way collars	2	225	225	225	225	63	78	95		135

Total	73	225	3,675	10,475	2,850

Purchased puts	14	1,950	—	—	—	NA	NA	50		NA

Last Six Months of 2009:
Calls	28	—	—	7,750	—	NA	NA	64	(b)	NA
Swaps	19	—	—	5,300	—	NA	66	66		NA
Collars	2	—	675	375	—	NA	113	135		NA
3-way collars	13	—	4,500	3,675	3,675	NA	100	117		151
4-way collars	2	450	450	450	450	63	78	95		135

Total	64	450	5,625	17,550	4,125

Purchased puts	13	3,525	—	—	—	NA	NA	51		NA

(a)	Call position average includes the following two groupings of positions: 25% of consumption with protection beginning at $56 per barrel and 3% of consumption beginning at $106 per barrel.

(b)	Call position average includes the following two groupings of positions: 26% of consumption with protection beginning at $60 per barrel and 2% of consumption beginning at $106 per barrel.

(c)	Instruments in heating oil and jet fuel are converted to crude oil price equivalents.
As of June 30, 2009, the Company had hedged approximately 8% of its consolidated fuel consumption for 2010. In addition to the hedges described in the table above, the Company has entered into hedges against adverse increases in the spread between the price of crude oil and the price of refined petroleum products (referred to as a crack spread). As the Company consumes refined products, adverse increases in this spread can negatively impact the Company’s results of operations. Increases (decreases) in the crack spread above (below) the contract price would generally result in cash receipts (payments) by United from (to) its respective fuel hedge counterparties to these hedge instruments. As of June 30, 2009, the notional amount of hedges of the crack spread was 8.5 million barrels, at an average price of approximately $7, over the last six months of 2009.

Foreign Exchange. The Company generates revenues and incurs expenses in numerous foreign currencies. Such expenses include fuel, aircraft leases, commissions, catering, personnel expense, advertising and distribution costs, customer service expense and aircraft maintenance. Changes in foreign currency exchange rates impact the Company’s results of operations and cash flows through changes in the dollar value of foreign currency-denominated operating revenues and expenses. When management believes risk reduction can be effectively achieved, the Company may use foreign currency forward contracts to hedge a portion of its exposure to changes in foreign currency exchange rates. The Company does not enter into foreign currency derivative contracts for purposes other than risk management. As of June 30, 2009, the notional amount of foreign currencies hedged with the forward contracts in U.S. dollar terms was approximately $61 million. During the six months ended June 30, 2008, the Company recorded hedge losses of $9 million. Hedge gains (losses) were not significant in the other periods presented in these Financial Statements. Foreign currency derivative gains and losses are classified in nonoperating expense in the Company’s Financial Statements. None of the Company’s foreign exchange contracts were designated as hedging instruments under applicable GAAP.
Fair Value of Nonfinancial Assets
The table below presents disclosures about fair value measurements of nonfinancial assets and nonfinancial liabilities during the six months ended June 30, 2009.

Fair Value Measurements during 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
		for	Observable	Unobservable	Gains/
		Identical Assets	Inputs	Inputs	(Losses)
(In millions)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Level 3)
Nonfinancial Assets Measured at Fair Value on a Recurring Basis:
Tradenames	$420	$—	$—	$420	$(150)
During the six months ended June 30, 2009, the Company estimated the fair value of its tradenames using a discounted cash flow model. The key inputs to the discounted cash flow model were the Company’s historical and estimated future revenues, an assumed royalty rate, and discount rate among others. While certain of these inputs are observable, significant judgment was required to select certain inputs from observed market data. The decrease in fair value of the tradename was due to lower estimated revenues resulting from the weak economic environment and the Company’s capacity reductions, among other factors. Certain of the Company’s tradenames with a carrying amount of $570 million were written down to their fair value of $420 million, resulting in an impairment charge of $150 million, which was included in earnings for the six months ended June 30, 2009. See Note 14, “Asset Impairments and Special Items,” for additional information related to this asset impairment.
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
Labor Negotiations. All of United’s domestic labor contracts become amendable on or about January 1, 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. Negotiations with each union began during the second quarter of 2009. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.
Bankruptcy Contingencies. The Company emerged from bankruptcy protection in 2006 pursuant to a plan of reorganization confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”). The following discussion provides a summary of significant bankruptcy-related contingencies and related reserves.

There is pending litigation before the Bankruptcy Court of the U.S. District Court for the Northern District of Illinois regarding the extent to which the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. In 2007, the Bankruptcy Court issued its written opinion holding that the value of the security interest was approximately $33 million, which was affirmed by the District Court. On May 5, 2009, the United States Court of Appeals for the Seventh Circuit reversed the lower courts and held that LAX bondholders were entitled to a full recovery of the principal amount due on the bonds, approximately $60 million. United filed a petition for rehearing, which was subsequently denied. The matter has now been remanded to the Bankruptcy Court for further proceedings. United accrued $60 million and $33 million (plus accrued interest) as its estimated obligation to LAX bondholders at June 30, 2009 and December 31, 2008, respectively.
The table below includes the Company’s estimated obligations related to the administrative and priority claims and other bankruptcy-related claim reserves including reserves related to LAX litigation and other legal, professional and tax matters, among others, for the six months ended June 30, 2009. These reserves are primarily classified in other current liabilities in the Financial Statements.

(In millions)
Balance at December 31, 2008	$96
Payments	(33)
Accruals	26

Balance at June 30, 2009	$89

Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.
Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company’s Chapter 11 reorganization, and that claimants’ recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.
The Company continues to analyze whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.
Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. There are a few climate change laws and regulations that have gone into effect that apply to United, including environmental taxes for certain international flights, some limited greenhouse gas reporting requirements and some land-based planning laws which could apply to airports and ultimately impact airlines depending upon the circumstances. In addition, the EU has adopted legislation to include aviation within the EU’s existing carbon emission trading scheme effective in 2012. There are significant questions that remain as to the legality of applying the scheme to non-EU airlines and the U.S. and other governments are considering filing a legal challenge to the EU’s unilateral inclusion of non-EU carriers. While such a measure could significantly increase the costs of carriers operating in the EU, the precise cost to United is difficult to calculate with certainty due to a number of variables, and it is not clear whether the scheme will withstand legal challenge. There may be future regulatory actions taken by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or through a new climate change treaty to regulate the emission of greenhouse gases by the aviation industry. Such future regulatory actions are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and its industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.

On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The Company is starting an investigation into this matter and cannot assess its possible exposure at this time. Although the Company intends to vigorously defend itself in connection with this lawsuit, the law in this area is unsettled and, as a result, there can be no assurances as to the ultimate result of this action.
Contingent Senior Unsecured Notes. UAL is obligated to issue up to $500 million of 8% senior unsecured notes to the PBGC in up to eight equal tranches of $62.5 million upon the occurrence of certain financial triggering events. Beginning with the Company’s fiscal year ending December 31, 2009 and concluding with its fiscal year ending December 31, 2017, a triggering event may occur when, among other things, the Company’s EBITDAR exceeds $3.5 billion over a prior twelve month period. In certain circumstances, UAL common stock may be issued in lieu of issuance of the notes.
Commitments. At June 30, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.5 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. The Company reached an agreement with the engine manufacturer eliminating all provisions pertaining to firm commitments and support for future Airbus aircraft. While this permits future negotiations on engine pricing with any engine manufacturer, restructured aircraft manufacturer commitments have assumed that aircraft will be delivered with installed engines at list price. During the second quarter of 2008, the Company recorded an impairment charge to decrease the carrying value of the advance deposits and associated capitalized interest to zero in the Company’s Financial Statements based on the Company’s belief that it is highly unlikely that it will take future delivery of these aircraft. These aircraft purchase orders are still included in the Company’s total nonbinding commitment amount, as the Company has not formally terminated the orders. In addition, the Company has capital commitments related to its international premium travel experience product enhancement program. As of June 30, 2009, the Company’s commitments would require the payment of approximately $0.2 billion in the last six months of 2009, $0.3 billion for the combined years of 2010 and 2011, $1.3 billion for the combined years of 2012 and 2013 and $1.0 billion thereafter. Additionally, the Company has committed to purchase approximately $210 million of equipment or services from a technology vendor over a seven-year period, which is not reflected in the commitments described above.
Municipal Bond Guarantee. The Company has guaranteed interest and principal payments on $270 million of the Denver International Airport bonds, which were originally issued in 1992, but were subsequently redeemed and reissued in 2007 and are due in 2032 unless the Company elects not to extend its lease in which case the bonds are due in 2023. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements at June 30, 2009 or December 31, 2008. The related lease agreement is recorded on a straight-line basis resulting in ratable accrual of the final $270 million lease obligation over the lease term.
(13) Debt Obligations and Other Financing Transactions
As of both June 30, 2009 and December 31, 2008, assets with a net carrying value of $7.9 billion, principally aircraft and engines, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. Spare parts with a carrying value of approximately $0.7 billion became encumbered in July 2009 upon closing of the financing described in Note 16, “Subsequent Events.”

Amended Credit Facility and Letters of Credit
The Company has a $255 million revolving loan commitment available under Tranche A of its credit facility. The Company used $254 million of the Tranche A commitment capacity for letters of credit at both June 30, 2009 and December 31, 2008. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of June 30, 2009 and December 31, 2008.
Financing Arrangements
In January 2009, the Company completed a $94 million sale-leaseback agreement for nine aircraft. The leaseback agreement, which has a one-year term, a single one-year renewal option, and a bargain purchase option, was accounted for as a capital lease. This transaction resulted in an approximately $94 million non-cash increase to capital lease assets and capital lease obligations. Additionally, capital lease assets increased by approximately $84 million for the deferred loss on the sale.
In January 2009, the Company amended its lease of the Chicago O’Hare International Airport cargo facility. This amendment resulted in proceeds to the Company of approximately $160 million in return for the Company’s agreement to vacate its currently leased cargo facility earlier than the lease expiration date in order for the airport authority to continue with its long-term airport modernization plan. The Company currently has not determined its future cargo plans, as the Company is not required to vacate its current facility until approximately mid-2011. The Company expects to account for this relocation payment as a lease incentive and has recorded a deferred credit of $160 million as of June 30, 2009. Future accounting treatment of this deferred credit will be impacted by the Company’s future cargo plans. As of December 31, 2008, the Company had leasehold improvements in its current cargo facility of approximately $38 million. The Company will ratably accelerate the amortization of these assets so that they are fully amortized by the Company’s required relocation date in mid-2011.
In March 2009, the Company entered into a $134 million term loan agreement. This agreement requires quarterly interest and principal payments with the remaining principal balance due at the end of the five year term. The applicable interest rate is variable. The loan is callable 42 months after its issuance and is secured by certain of the Company’s spare engines. The agreement also cross-collateralizes the Company’s other obligations with this lender.
See Note 16, “Subsequent Events,” for information related to United’s issuance of senior secured notes in July 2009.
Credit Card Processing Agreements
The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions have the right to require that United maintain a reserve (“reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”).
As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end were below certain levels. The Company amended its agreement with Paymentech and JPMorgan Chase Bank to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company.
Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. Additionally, the Company also has the ability to provide non-cash collateral in lieu of cash collateral if its unrestricted cash balance is above $1.35 billion. Until September 2009, the Company is not required to post reserves under the American Express agreement as long as its unrestricted cash balance at month-end is equal to or above $2.0 billion.
(14) Asset Impairments and Special Items
Impairment Testing. As of June 30, 2009, the Company performed interim impairment testing of its tradenames due to a significant decline in its unit revenues and forecasted future revenues. In addition, as of February 28, 2009, the Company performed an interim impairment test of all indefinite-lived intangible assets and certain of its definite-lived intangible assets due to events and changes in circumstances during the first quarter of 2009 that indicated an impairment might have occurred. Similarly, the Company tested its aircraft for impairment during the first quarter of 2009. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in unit revenues experienced in the first quarter of 2009.

Indefinite-lived intangible assets tested for impairment included tradenames, international route authorities, London-Heathrow slots and code sharing agreements. The Company utilized appropriate valuation techniques to separately estimate the fair values of all of its indefinite-lived intangible assets as of February 28, 2009, and compared those estimates to related carrying values. The methods used to test these assets were primarily income methodologies, which were based on estimated future cash flows, except for the valuation of the London-Heathrow slots, for which fair value was estimated using the market approach. The only impairment of indefinite-lived intangible assets was related to the carrying value of United’s tradenames. During the three and six months ended June 30, 2009, the Company recorded an impairment charge of $40 million and $150 million, respectively, to decrease the carrying value of the tradenames to estimated fair value.
For purposes of testing impairment of certain definite-lived intangible assets at February 28, 2009, the Company determined whether the carrying amounts of its long-lived assets were recoverable by comparing their carrying amount to the sum of the undiscounted cash flows attributable to their use. The Company determined that the carrying value of its definite lived intangible assets was fully recoverable based on this testing.
Similarly during 2008, the Company performed an interim impairment test of its goodwill, all intangible assets and certain of its long-lived assets (principally aircraft and related spare engines and spare parts) as of May 31, 2008 due to events and changes in circumstances during the first and second quarters of 2008 that indicated an impairment might have occurred. Factors deemed by management to have collectively constituted an impairment triggering event included record high fuel prices, significant losses in the first and second quarters of 2008, a softening U.S. economy, analyst downgrade of UAL common stock, rating agency changes in outlook for the Company’s debt instruments from stable to negative, the announcement of the planned removal from UAL’s fleet of 100 aircraft in 2008 and a significant decrease in the fair value of the Company’s outstanding equity and debt securities during the six months ended June 30, 2008, including a decline in UAL’s market capitalization to significantly below book value.
For purposes of testing impairment of aircraft in 2009 and 2008, the Company compared the carrying amount of each aircraft fleet type to its estimated future undiscounted cash flows attributable to the fleet type. In 2009, for all but two fleet types, the Company determined that the fleet types were not impaired as estimated cash flows exceeded carrying value. For the two fleet types which had estimated undiscounted cash flows less than carrying value, the Company estimated the fair value of these fleet types and determined that the aircraft were not impaired as the estimated fair value exceeded the carrying value. The fair value of these two fleet types was estimated using a market approach.
Due to extreme fuel price volatility, tight credit markets, the depressed value of UAL’s market capitalization and its debt securities, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period. The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.
As a result of this impairment testing, the Company recorded impairment charges during the three and six months ended June 30, 2009 and 2008, as presented in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within Other impairments and special items in the Company’s Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Goodwill impairment	$—	$2,277	$—	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	—	60	—	60
Tradenames	40	20	150	20

Intangible asset impairments	40	80	150	80
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105	—	105
B737 aircraft, B737 spare parts and other	—	38	—	38

Aircraft and related deposit impairments	—	143	—	143

Total impairments	$40	$2,500	$150	$2,500

Special items. Special items included charges of $21 million and $30 million during the three and six months ended June 30, 2009, respectively, primarily related to the Company’s operational plans as discussed in Note 3, “Company Operational Plans.” In addition, both the three and six months ended June 30, 2009 included special charges of $27 million related to a pending legal matter which has been unresolved since the Company’s emergence from bankruptcy in 2006. See Note 12, “Commitments, Contingent Liabilities and Uncertainties,” for additional information regarding this matter.
(15) Related Party Transactions
During the six months ended June 30, 2009, UAL contributed cash of $62 million to United from the proceeds that UAL generated from the issuance of UAL common stock, as discussed in Note 4, “Common Stockholders’ Deficit.”
(16) Subsequent Events
The Company’s management has evaluated its subsequent events for disclosure in this quarterly filing on Form 10-Q through July 22, 2009, the date on which the Financial Statements were issued, and has identified the following event.
On July 2, 2009, United issued $175 million aggregate principal amount of 12.75% Senior Secured Notes due 2012 (the “Notes”). The Notes were issued at a discount of $17 million from their principal amount at maturity. Interest on the principal of the Notes is payable quarterly. The Notes are secured by a lien on certain aircraft spare parts owned by United and are guaranteed by UAL. United is required to maintain certain collateral ratios including a ratio of the outstanding principal to each of the following: total collateral, Section 1110 collateral and rotables/repairables collateral. If any of these ratios fall below the required minimum, United would be required to provide additional collateral or redeem some or all of the Notes to comply with the minimum ratio. In addition, the Notes have a mandatory pro-rata redemption requirement if certain of United’s in-service fleet falls below certain specified amounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
UAL Corporation (together with its consolidated subsidiaries, “UAL”), is a holding company and its principal, wholly-owned subsidiary is United Air Lines, Inc. (together with its consolidated subsidiaries, “United”). We sometimes use the words “we,” “our,” “us” and the “Company” in this Form 10-Q for disclosures that relate to both UAL and United. United’s operations consist primarily of the transportation of persons, property, and mail throughout the U.S. and abroad. United provides these services through full-sized jet aircraft (which we refer to as its “Mainline” operations), as well as smaller aircraft in its regional operations conducted under contract by “United Express®” carriers.
United is one of the largest passenger airlines in the world. The Company offers approximately 3,300 flights a day to more than 200 destinations through its Mainline and United Express services, based on its flight schedule from July 2009 to July 2010. United offers approximately 1,200 average daily Mainline departures to approximately 120 destinations in 27 countries and two U.S. territories. United provides regional service, connecting primarily via United’s domestic hubs, through marketing relationships with United Express carriers, which provide more than 2,000 average daily departures to approximately 175 destinations. United serves virtually every major market around the world, either directly or through its participation in the Star Alliance®, the world’s largest airline network.
This Quarterly Report on Form 10-Q is a combined report of UAL and United including their respective unaudited condensed consolidated financial statements (the “Financial Statements”). As UAL consolidates United for financial statement purposes, disclosures that relate to activities of United also apply to UAL as included within the Combined Notes to Condensed Consolidated Financial Statements (Unaudited) (the “Footnotes”), unless otherwise noted. United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. In addition, United comprises approximately the entire balance of UAL’s assets, liabilities and operating cash flows. Therefore, the following qualitative discussion is applicable to both UAL and United, unless otherwise noted. Any significant differences between UAL and United results are separately disclosed and explained. United meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.
Company Operational Plans. Since the second quarter of 2008, the Company has implemented certain operational plans to address significant unfavorable fuel price volatility, industry over-capacity and a weak economic environment. The Company is reducing capacity and permanently removing 100 aircraft from its Mainline fleet by the end of 2009, including its entire B737 fleet and six B747 aircraft. As of June 30, 2009, the Company has removed 74 of these aircraft from its fleet. In addition, the Company has converted 18 of its 56 Ted aircraft into its Mainline fleet configuration as of June 30, 2009 and remaining conversions are expected to be completed by the end of 2009. See Note 3, “Company Operational Plans,” in the Footnotes for additional information. In connection with the capacity reductions discussed above, the Company is further streamlining its operations and corporate functions in order to match the size of its workforce to the reduced size of its operations. The Company anticipates these efforts will result in a cumulative reduction in workforce of approximately 9,000 by the end of 2009. The workforce reduction has occurred through a combination of furloughs and furlough-mitigation programs, such as early-out options.
Recent Developments.
•
During the second quarter of 2009, the Company initiated a fleet modernization review with a request for proposal that has the potential to result in a large order of next-generation wide body and narrow body aircraft to replace its older fleet types. This process could present a unique opportunity for the Company to improve its cost structure and fleet strategy.

•
The Company has completed the upgrade of its entire fleet of international B767 aircraft with new first and business class premium seats, entertainment systems and other product enhancements. This new international premium travel product features, among other improvements, 180-degree, lie flat beds in business class. In addition, the Company has upgraded 18 of 24 aircraft in its B747 fleet with expected completion in October 2009. In addition, the reconfiguration of its international B777 fleet will commence in early 2010.

•
The Company is taking appropriate actions to respond to the current economic environment as indicated by its significant capacity reductions. However, consolidated passenger revenue per available seat mile was also down 17.2% and 14.4% in the second quarter and first six months of 2009, respectively, as compared to the year-ago comparable periods as a result of the severe global recession.

•
In July 2009, the Company announced plans to reduce its international capacity by an additional 7% during the last four months of 2009. The Company continues to monitor its capacity levels and will make additional reductions, as appropriate.

•
During the second quarter and first six months of 2009, the Company maintained its momentum on cost control with a Mainline unit cost per available seat mile decrease of 50.2% and 36.2%, respectively, compared to the second quarter and the first half of 2008, reflecting the impact of lower fuel prices year-over-year and the Company’s cost savings initiatives. The Company’s consolidated fuel expense decreased $1.4 billion and $2.3 billion, or 62% and 56%, respectively, compared to the second quarter and the first half of 2008, respectively, including hedge impacts.

•
Since January 1, 2009, the Company has raised more than $650 million in new liquidity through various activities, including aircraft and engine financings, the July 2009 spare parts financing discussed below, airport facility relocations, equity issuances and asset sales. The Company had an unrestricted cash balance of $2.6 billion as of June 30, 2009.

Continental Alliance. During 2008, United, Continental and eight other airlines submitted a request to the U. S. Department of Transportation (“DOT”) to allow Continental to join United, Air Canada, Lufthansa and six other carriers in their already established anti-trust immunized alliance. This immunity will enable United, Air Canada, Continental and Lufthansa to implement a joint venture covering transatlantic routes that would deliver highly competitive flight schedules, fares and service. On April 7, 2009, the DOT issued an order to show cause, inviting comments on a preliminary decision to grant the application. Subsequently, the U.S. Department of Justice (“DOJ”) filed comments urging the DOT to limit its grant of immunity. On July 10, 2009, the DOT issued a final grant of immunity, which addressed the DOJ’s concerns by imposing certain conditions to limit cooperation on specified routes. None of the conditions affect implementation of the 4-party joint venture. The alliance will enable United, Continental and the other Star Alliance members to offer travelers greater choice, lower fares and improved access to the combined carriers’ route networks. In addition, this alliance will also enable the carriers to establish more efficient and comprehensive global networks, helping to level the competitive playing field in our industry.
Summary of Financial Results. The air travel business is subject to seasonal fluctuations and, historically, the Company’s results of operations are better in the second and third quarters as compared to the first and fourth quarters of each year, since our first and fourth quarter results normally reflect weaker travel demand. The Company’s results of operations can be impacted by fuel price volatility, an outbreak of a disease impacting travel behavior, adverse weather, air traffic control delay, economic conditions and other factors in any period.
The table below highlights significant changes in the Company’s results in the three and six months ended June 30, 2009 as compared to the year-ago period. Capacity reductions and the severe global recession significantly reduced operating revenues in 2009 as compared to 2008. Revenues were particularly impacted by a drop in business travel and premium service demand as well as by the structure of our network and international performance. This negative impact was offset by lower fuel cost, which was due to a decrease in market prices for fuel and lower consumption resulting from capacity reductions, and lower non-fuel expenses due to cost savings programs and capacity reductions. Impairment charges also had a significant impact in both the current and year-ago periods. The table below highlights that the Company, through its past and on-going cost reduction initiatives, was able to effectively manage costs in non-fuel and other areas.

	Three months ended June 30,				Six months ended June 30,
			Favorable (unfavorable)				Favorable (unfavorable)
(In millions)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
		(Adjusted (a))				(Adjusted (a))

UAL Information
Total revenues	$4,018	$5,371	$(1,353)	(25.2)	$7,709	$10,082	$(2,373)	(23.5)
Mainline fuel purchase cost	813	2,086	1,273	61.0	1,561	3,702	2,141	57.8
Operating non-cash fuel hedge gains (b)	(305)	(187)	118	63.1	(496)	(216)	280	129.6
Operating cash fuel hedge (gains) losses (b)	157	(51)	(208)	—	399	(63)	(462)	—
Regional Affiliate fuel expense (c)	178	355	177	49.9	342	633	291	46.0
Asset impairment and special charges (see below)	88	2,500	2,412	96.5	207	2,500	2,293	91.7
Severance and other charges (see below)	15	109	94	86.2	—	115	115	100.0
Other operating expenses	2,965	3,253	288	8.9	5,871	6,546	675	10.3
Nonoperating non-cash fuel hedge gains (b)	(135)	(21)	114	NM	(207)	(21)	186	NM
Nonoperating cash fuel hedge (gains) losses (b)	95	(1)	(96)	—	176	(1)	(177)	—
Other nonoperating expense (d)	132	97	(35)	(36.1)	252	208	(44)	(21.2)
Income tax benefit	(13)	(29)	(16)	(55.2)	(42)	(32)	10	31.3

Net income (loss)	$28	$(2,740)	$2,768	—	$(354)	$(3,289)	$2,935	89.2

United net income (loss)	$31	$(2,768)	$2,799	—	$(350)	$(3,316)	$2,966	89.4

(a)
As discussed in Note 2, “New Accounting Pronouncements,” in the Footnotes, certain amounts have been adjusted from the Company’s historical results due to the retrospective adoption of a new accounting standard related to accounting for certain of the Company’s convertible debt instruments.

(b)	See the table below for additional information related to fuel hedge adjustments.

(c)	Regional Affiliates’ fuel expense is classified as part of Regional Affiliates expense in the Company’s Financial Statements.

(d)	Includes equity in earnings of affiliates.

Additional details related to the variances above include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008	Income statement classification
Goodwill impairment	$—	$2,277	$—	$2,277	Goodwill impairment

Intangible asset impairments	40	80	150	80
Aircraft and related deposit impairments	—	143	—	143
LAX municipal bond secured interest	27	—	27	—
Lease termination and other special items	21	—	30	—

Other impairments and special items	88	223	207	223	Other impairments and special items

Total asset impairments and special items	88	2,500	207	2,500

Severance	6	82	1	82	Salaries and related costs
Employee benefit obligation adjustment	(1)	28	(33)	34	Salaries and related costs
Litigation-related settlement gain	—	(29)	—	(29)	Other operating expenses
Charges related to terminated/deferred projects	—	26	—	26	Purchased services
Accelerated depreciation related to aircraft groundings	10	2	32	2	Depreciation and amortization

Severance and other charges	15	109	—	115

Total asset impairments, special items and other charges	103	2,609	207	2,615

Net operating non-cash fuel hedge gains	(305)	(187)	(496)	(216)	Aircraft fuel
Net nonoperating non-cash fuel hedge gains	(135)	(21)	(207)	(21)	Miscellaneous, net

Total non-cash fuel hedge gains	(440)	(208)	(703)	(237)

Income tax benefit on impairments and other charges	(14)	(29)	(52)	(29)	Income tax benefit

Impairments and other charges (net of tax) and non-cash fuel hedge gains	$(351)	$2,372	$(548)	$2,349

Liquidity. The following table provides a summary of UAL’s cash position at June 30, 2009 and December 31, 2008 and net cash provided (used) by operating, financing and investing activities for the six months ended June 30, 2009 and 2008.

	As of	As of
	June 30,	December 31,
(In millions)	2009	2008
Cash and cash equivalents	$2,566	$2,039
Restricted cash	281	272

Total cash	$2,847	$2,311

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$822	$137
Net cash provided (used) by investing activities	(9)	2,197
Net cash used by financing activities	(286)	(694)
UAL’s variation in cash flows from operations in the 2009 period as compared to the prior year was relatively consistent with its results of operations, as further described below under Results of Operations. Lower cash expenditures for fuel purchases were offset by lower cash receipts from the sale of air and cargo transportation in 2009 as compared to the 2008 period. In 2009, the Company received $160 million related to the future relocation of its O’Hare cargo operations. This cash receipt was classified as an operating cash inflow. The Company also received $35 million from Los Angeles International Airport as part of an agreement to vacate certain facilities. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $780 million in the six months ended June 30, 2009. This benefit was substantially offset by approximately $670 million of cash paid to counterparties for fuel derivative contract settlements and premiums in the six months ended June 30, 2009. Cash provided by investing activities was significantly greater in the year-ago period due to the replacement of short-term investments at December 31, 2007 with cash and cash equivalents in 2008. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding collateral requirements.

The Company expects its cash flows from operations and its available capital to be sufficient to meet its operating expenses, lease obligations and debt service requirements for the near term; however, the Company’s future liquidity could be impacted by increases or decreases in fuel prices, inability to adequately increase revenues to offset high fuel prices, declines in revenue, failure to meet future debt covenants and other factors. See Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures about Market Risk, below, for a discussion of these factors and the Company’s significant operating, investing and financing cash flows.
Capital Commitments. At June 30, 2009, future commitments for the purchase of property and equipment, principally aircraft, include approximately $0.5 billion of binding commitments and $2.3 billion of nonbinding commitments. The nonbinding commitments of $2.3 billion are related to 42 A319 and A320 aircraft. These orders may be cancelled which would result in the forfeiture of $91 million of advance payments provided to the manufacturer. United believes it is highly unlikely that it will take delivery of these aircraft in the future, and therefore believes it will be required to forfeit its $91 million of advance delivery deposits. Based on this determination, the Company recorded an impairment charge in the second quarter of 2008 to decrease the value of the deposits and related capitalized interest of $14 million to zero in the Company’s Financial Statements. In addition, the Company’s capital commitments include commitments related to its international premium travel experience product enhancement program. For further details, see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.
Contingencies. The following discussion provides an overview of the status of contingencies identified by the Company. For further details on these matters, see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes.
Labor Negotiations. All of United’s domestic labor contracts become amendable on or about January 1, 2010. Consistent with its contractual commitments, United served “Section 6” notices to all six of its labor unions during April 2009 to commence the collective bargaining process. Negotiations with each union began during the second quarter of 2009. The outcome of these negotiations may materially impact the Company’s future financial results. However, it is too early in the process to assess the timing or magnitude of the impact, if any.
Bankruptcy Matters. During the course of the Company’s Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Company. The most significant unresolved bankruptcy matter is whether the Los Angeles International Airport (“LAX”) municipal bond debt is entitled to secured status under Section 506(a) of the Bankruptcy Code. The United States Court of Appeals of the Seventh Circuit has ruled that bondholders are entitled to a full recovery of the principal amount due on the bonds, approximately $60 million, which amount has been accrued by United at June 30, 2009.
Municipal Bond Obligations & Off-Balance Sheet Financing. United has guaranteed $270 million of the City and County of Denver, Colorado Special Facilities Airport Revenue Bonds (United Air Lines Project) Series 2007A (the “Denver Bonds”). These bonds are callable by United. The outstanding bonds and related guarantee are not recorded in the Company’s Financial Statements. However, the related lease agreement is accounted for on a straight-line basis resulting in a ratable accrual of the final $270 million payment over the lease term.
Legal and Environmental. The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these matters based on its assessments of the likely outcomes of their eventual disposition. The amounts of these liabilities could increase or decrease in the near term, based on revisions to estimates relating to the various claims.
Given the Air Transportation Safety and System Stabilization Act of 2001, the resolution of the majority of the wrongful death and personal injury cases by settlement and the withdrawal of all related proofs of claim from the Company’s Chapter 11 reorganization, and that claimants’ recoveries are limited to insurance proceeds, the Company believes that it will have no financial exposure for claims arising out of the events of September 11, 2001.
The Company continues to analyze whether any potential liability may result from air cargo/passenger surcharge cartel investigations following the receipt of a Statement of Objections that the European Commission (the “Commission”) issued to 26 companies on December 18, 2007. The Statement of Objections sets out evidence related to the utilization of fuel and security surcharges and exchange of pricing information that the Commission views as supporting the conclusion that an illegal price-fixing cartel had been in operation in the air cargo transportation industry. United received a copy of the Statement of Objections and has provided written and oral responses vigorously disputing the Commission’s allegations against the Company. Nevertheless, United will continue to cooperate with the Commission’s ongoing investigation. Based on its evaluation of all information currently available, the Company has determined that no reserve for potential liability is required and will continue to defend itself against all allegations that it was aware of or participated in cartel activities. However, penalties for violation of European competition laws can be substantial and a finding that the Company engaged in improper activity could have a material adverse impact on our consolidated financial position and results of operations.

Many aspects of United’s operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future environmental regulatory developments, such as in regard to climate change, in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. There are a few climate change laws and regulations that have gone into effect that apply to United, including environmental taxes for certain international flights, some limited greenhouse gas reporting requirements and some land-based planning laws which could apply to airports and ultimately impact airlines depending upon the circumstances. In addition, the EU has adopted legislation to include aviation within the EU’s existing carbon emission trading scheme effective in 2012. There are significant questions that remain as to the legality of applying the scheme to non-EU airlines and the U.S. and other governments are considering filing a legal challenge to the EU’s unilateral inclusion of non-EU carriers. While such a measure could significantly increase the costs of carriers operating in the EU, the precise cost to United is difficult to calculate with certainty due to a number of variables, and it is not clear whether the scheme will withstand legal challenge. There may be future regulatory actions taken by the U.S. government, state governments within the U.S., foreign governments, the International Civil Aviation Organization, or through a new climate change treaty to regulate the emission of greenhouse gases by the aviation industry. Such future regulatory actions are uncertain at this time (in terms of either the regulatory requirements or their applicability to United), but the impact to the Company and its industry would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, or a requirement to purchase carbon credits.
On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The Company is starting an investigation into this matter and cannot assess its possible exposure at this time. Although the Company intends to vigorously defend itself in connection with this lawsuit, the law in this area is unsettled and, as a result, there can be no assurances as to the ultimate result of this action.
Results of Operations
United’s operating revenues and operating expenses comprise nearly 100% of UAL’s revenues and operating expenses. Therefore, the following discussion is applicable to both UAL and United, unless otherwise noted. There were no significant differences between UAL and United results in the three months ended June 30, 2009 or 2008, except for a litigation gain recognized at UAL, but not United, in 2008 as discussed below.
Second Quarter 2009 Compared to Second Quarter 2008
As highlighted in the summary of results table in the Overview section above, UAL’s net income of $28 million for the three months ended June 30, 2009 was a significant improvement as compared to a net loss $2.7 billion in the year-ago period. The most significant changes were lower fuel expense, including related fuel hedge impacts, lower revenues due to capacity reductions and the severe global recession and lower impairment charges, primarily due to the $2.5 billion of asset impairment charges recorded during 2008.
Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Three Months Ended
	June 30,		$	%
(In millions)	2009	2008	Change	Change
Passenger—United Airlines	$2,941	$4,099	$(1,158)	(28.3)
Passenger—Regional Affiliates	749	797	(48)	(6.0)
Cargo	121	237	(116)	(48.9)
Other operating revenues	207	238	(31)	(13.0)

UAL total	$4,018	$5,371	$(1,353)	(25.2)

United total	$4,020	$5,371	$(1,351)	(25.2)

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment (United Express operations), expressed as second quarter period-to-period changes.

											Regional
	Domestic		Pacific		Atlantic		Latin		Mainline		Affiliates		Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(627)		$(312)		$(159)		$(60)		$(1,158)		$(48)		$(1,206)
Passenger revenues	(26.0)%		(37.7)%		(22.0)%		(45.4)%		(28.3)%		(6.0)%		(24.6)%
Available seat miles (“ASMs”) (a)	(13.2)%		(12.4)%		0.6%		(17.2)%		(10.8)%		7.1%		(9.0)%
Revenue passenger miles (“RPMs”) (b)	(12.2)%		(16.0)%		(1.2)%		(25.4)%		(11.6)%		10.7%		(9.5)%
Passenger revenues per ASM (“PRASM”)	(14.7)%		(28.9)%		(22.5)%		(34.1)%		(19.5)%		(12.2)%		(17.2)%
Yield (c)	(18.6)%		(21.3)%		(17.2)%		(20.2)%		(18.9)%		(15.1)%		(16.8)%
Passenger load factor (points) (d)	1.0	pts.	(3.3	) pts.	(1.5	) pts.	(8.0	) pts.	(0.7	) pts.	2.6	pts.	(0.4	) pts.

a)	ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

b)	RPMs are the number of scheduled miles flown by revenue passengers.

c)	Yield is a measure of average price paid per passenger mile, which is calculated by dividing passenger revenues by RPMs. Yields for geographic regions exclude charter revenue and RPMs.

d)	Passenger load factor is derived by dividing RPMs by ASMs.
As with the rest of the airline industry, the Company’s decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the severe global recession. Two factors continued to have a distinct impact on United’s revenue in the second quarter of 2009.
First, network composition played a role in overall unit revenue decline. International markets, in particular the Pacific, have experienced more significant unit revenue declines as compared to the Domestic market. Given United’s strong international network and its historic relative contribution to revenues, the Company’s results have been disproportionately impacted.
Second, while demand has declined across all geographic regions, premium and business demand has declined more significantly than leisure demand. United’s business model is strongly aligned to serve premium and business travelers, both internationally and domestically. The decrease in trips taken by business travelers, and the buy-down from premium class to economy class has caused a significant negative impact on our results of operations.
In light of the continuing poor economic environment, these two factors — network composition and decline of premium and business demand — have had and may continue to have a negative impact on our results of operations.
In the second quarter of 2009, revenues for both Mainline and Regional Affiliates were negatively impacted by yield decreases of 19% and 15%, respectively, as compared to the second quarter of 2008. The yield decreases were a result of the severe global recession in 2009 and the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which were largely driven by the Company’s capacity reduction. The drop in RPMs was in line with United’s capacity reductions, resulting in load factors that were comparable to last year. Partially offsetting Regional Affiliates’ decrease in yield was an 11% increase in RPMs driven by a 7% increase in capacity. Regional Affiliate capacity increased as some of the Mainline capacity reductions were replaced with regional jet capacity.
Cargo revenues declined by $116 million, or 49%, in the second quarter of 2009 as compared to 2008, due to four key factors. First, United took significant industry leading steps to rationalize its capacity, with reduced international flying affecting a number of key cargo markets including Los Angeles-Hong Kong, Los Angeles-Frankfurt, San Francisco-Frankfurt, San Francisco-Taipei, San Francisco-Nagoya, Chicago-Tokyo and Chicago-London. Second, as noted by recent industry statistical releases, virtually all carriers in the industry, including United, have been sharply impacted by reduced air freight and mail volumes driven by recessionary demand, with the resulting oversupply of cargo capacity putting pressure on industry pricing in nearly all markets. Additionally, some of the largest industry demand reductions occurred in the Pacific cargo market, where United has a greater exposure as compared to the Atlantic, Latin or domestic air cargo markets. Finally, cargo revenues have been reduced as a result of lower fuel surcharges.

Operating Expenses. As discussed in Operating Revenues above, the Company (decreased) increased Mainline and Regional Affiliates capacity by (11%) and 7%, respectively, in the second quarter of 2009 as compared to the year-ago period. The Mainline capacity reductions had a significantly favorable impact on certain of the Company’s Mainline operating expenses as further described below. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Three Months Ended
	June 30,		$	%
(In millions)	2009	2008	Change	Change
Salaries and related costs	$963	$1,179	$(216)	(18.3)
Regional Affiliates	708	847	(139)	(16.4)
Aircraft fuel	665	1,848	(1,183)	(64.0)
Purchased services	286	371	(85)	(22.9)
Aircraft maintenance materials and outside repairs	240	295	(55)	(18.6)
Landing fees and other rent	229	199	30	15.1
Depreciation and amortization	222	216	6	2.8
Distribution expenses	139	193	(54)	(28.0)
Aircraft rent	89	100	(11)	(11.0)
Cost of third party sales	60	65	(5)	(7.7)
Goodwill impairment	—	2,277	(2,277)	(100.0)
Other impairments and special items	88	223	(135)	(60.5)
Other operating expenses	222	252	(30)	(11.9)

UAL total (a)	$3,911	$8,065	$(4,154)	(51.5)

United total (a)	$3,910	$8,093	$(4,183)	(51.7)

(a)
The difference between UAL and United operating expenses in the 2008 period is primarily due to a $29 million gain recorded at UAL for a litigation settlement resulting in reduced other operating expenses.

Salaries and related costs decreased $216 million, or 18%, in the second quarter of 2009 as compared to the year-ago period. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008. The Company had approximately 44,000 average full-time equivalent employees for the three months ended June 30, 2009 as compared to 51,000 average full-time equivalent employees in the year-ago period. In addition, the 2008 period included the impact of severance expense of $82 million related to the Company’s operational plans and a $28 million charge due to changes in employee benefits accruals which contributed to the year-over-year benefit in salaries and wages. In addition, the Company recorded $14 million of expense during 2008 related to the Company’s Success Sharing Program, none of which was recorded in 2009. These items impact the year-over-year comparability of Salaries and related costs. Partially offsetting these benefits were the unfavorable impacts of average wage and benefit cost increases and a $6 million increase in expense in 2009 due to on-time performance bonuses.
Regional Affiliates expense decreased $139 million, or 16%, during the second quarter of 2009 as compared to the same period last year, primarily due to a $177 million decrease in Regional Affiliates fuel cost, which was due to a higher average price per gallon of Regional Affiliates jet fuel in 2008 as presented in the fuel table below. The Regional Affiliates operating income was $41 million in the 2009 period, as compared to a loss of $50 million in the 2008 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease. However, decreases in yield more than offset traffic increases as revenues were down on a year-over-year basis.
The decrease in Mainline aircraft fuel expense and Regional Affiliates expense was primarily attributable to decreased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the three months ended June 30, 2009 as compared to the year-ago period. Lower Mainline fuel consumption due to the capacity reductions also benefited Mainline fuel expense in the second quarter of 2009 as compared to the year-ago period. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains (losses) from settled and open positions and unrealized gains and losses at the end of the period. Derivative gains (losses) are not allocated to Regional Affiliate fuel expense.

	Three Months Ended June 30,
				Average price per gallon (in cents)
			%			%
(In millions, except per gallon)	2009	2008	Change	2009	2008	Change
Mainline fuel purchase cost	$813	$2,086	(61.0)	162.9	365.3	(55.4)
Non-cash fuel hedge gains in Mainline fuel (a)	(305)	(187)	63.1	(61.1)	(32.8)	86.3
Cash fuel hedge (gains) losses in Mainline fuel (a)	157	(51)	—	31.5	(8.9)	—

Total Mainline fuel expense	665	1,848	(64.0)	133.3	323.6	(58.8)
Regional Affiliates fuel expense (b)	178	355	(49.9)	183.5	377.7	(51.4)

UAL system operating fuel expense	$843	$2,203	(61.7)	141.4	331.3	(57.3)

Mainline fuel consumption (gallons)	499	571	(12.6)
Regional Affiliates fuel consumption (gallons)	97	94	3.2

Total fuel consumption (gallons)	596	665	(10.4)

(a)	The Company incurred additional fuel hedge gains (losses) which are classified in nonoperating expense as described below.

(b)	Regional Affiliate fuel costs are classified as part of Regional Affiliate expense.
Purchased services decreased $85 million, or 23%, in the second quarter of 2009 as compared to the year-ago period primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower Mainline capacity.
During the second quarter of 2009, aircraft maintenance materials and outside repairs decreased by $55 million, or 19%, as compared to the prior year period primarily due to a lower volume of engine and airframe maintenance expense as a result of the Company’s planned early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.
Landing fees and other rent increased $30 million, or 15%, in the second quarter of 2009 as compared to the year-ago period primarily due to higher rates and unfavorable differences in the timing and amount of the annual airport credits.
Distribution expenses decreased $54 million, or 28%, in the second quarter of 2009 primarily due to lower passenger revenues on lower capacity driving reductions in commissions, credit card fees and global distribution services (“GDS”) fees over those in the prior year. The Company has implemented several operating cost savings programs for both commissions and GDS fees which are also producing realized savings in the current year.
Aircraft rent expense decreased by $11 million, or 11%, primarily as a result of the Company’s operational plans to remove its entire fleet of B737 aircraft.
Impairments and Special Charges. In the second quarter of 2009, the Company recorded special charges of $27 million related to a pending legal issue and $21 million related to aircraft lease terminations and other items, as discussed in Note 14, “Asset Impairments and Special Items,” in the Footnotes. In the three months ended June 30, 2009 and 2008, the Company recorded asset impairment charges of $40 million and $2.5 billion, respectively, consisting of the items in the table below. All of these impairment charges are within the Mainline segment. All of the impairments other than the goodwill impairment, which is separately identified, are classified within Other impairments and special items in the Company’s Financial Statements. See Note 14, “Asset Impairments and Special Items” and Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional information.

	Three Months Ended
	June 30,
(In millions)	2009	2008
Goodwill impairment	$—	$2,277
Indefinite-lived intangible assets:
Codeshare agreements	—	60
Tradenames	40	20

Intangible asset impairments	40	80
Tangible assets:
Pre-delivery advance deposits including related capitalized interest	—	105
B737 aircraft, B737 spare parts and other	—	38

Aircraft and related deposit impairments	—	143

Total impairments	$40	$2,500

In the second quarter of 2009, other operating expenses decreased by $30 million, or 12%, as compared to the 2008 period due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to year-ago period. In addition, UAL recorded a gain of $29 million for a litigation settlement resulting in a reduction of Other operating expenses during the second quarter of 2008, negatively impacting the year-over-year comparison.
Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Three Months Ended		Favorable/(Unfavorable)
	June 30,		Change
(In millions)	2009	2008	$	%
		(Adjusted)
Interest expense	$(135)	$(137)	$2	1.5
Interest income	5	28	(23)	(82.1)
Interest capitalized	2	5	(3)	(60.0)
Miscellaneous, net:
Non-cash fuel hedge gains	135	21	114	NM
Cash fuel hedge gains (losses)	(95)	1	(96)	—
Other miscellaneous, net	(5)	6	(11)	—

UAL total	$(93)	$(76)	$(17)	(22.4)

United total	$(93)	$(76)	$(17)	(22.4)

The $23 million decrease in interest income was primarily related to lower investment yields due to lower market rates, as well as lower cash and short-term investment balances.
See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for information related to the Company’s fuel hedge gains (losses) which are classified as nonoperating income (expense).
Income Taxes. In the three months ended June 30, 2009, the Company recorded a tax benefit of $13 million primarily related to its intangible asset impairment discussed above. In 2008, the tax benefit was primarily due to the reversal of certain deferred tax liabilities related to indefinite-lived intangible assets established at fresh-start. This reversal was recorded as a result of an $80 million intangible asset impairment. See Note 7, “Income Taxes,” in the Footnotes for additional information.
First Six Months of 2009 Compared to First Six Months of 2008
As highlighted in the summary of results table in the Overview section above, UAL’s net loss for the six months ended June 30, 2009 was $354 million as compared to a net loss $3.3 billion in the year-ago period. The most significant changes were lower fuel expense, including related fuel hedge impacts, lower revenues due to capacity reductions and the severe global recession and lower impairment charges, primarily due to the $2.5 billion of asset impairment charges recorded during 2008.
Operating Revenues. The table below illustrates the year-over-year percentage change in UAL and United operating revenues.

	Six Months Ended
	June 30,		$	%
(In millions)	2009	2008	Change	Change
Passenger—United Airlines	$5,642	$7,644	$(2,002)	(26.2)
Passenger—Regional Affiliates	1,408	1,512	(104)	(6.9)
Cargo	245	455	(210)	(46.2)
Other operating revenues	414	471	(57)	(12.1)

UAL total	$7,709	$10,082	$(2,373)	(23.5)

United total	$7,714	$10,082	$(2,368)	(23.5)

The table below presents selected UAL and United passenger revenues and operating data from our Mainline segment, broken out by geographic region and from our Regional Affiliates segment, expressed as first six month period-to-period changes.

											Regional
	Domestic		Pacific		Atlantic		Latin		Mainline		Affiliates		Consolidated
Increase (decrease) from 2008:
Passenger revenues (in millions)	$(1,073)		$(545)		$(272)		$(112)		$(2,002)		$(104)		$(2,106)
Passenger revenues	(23.9)%		(34.0)%		(21.4)%		(38.7)%		(26.2)%		(6.9)%		(23.0)%
Available seat miles (“ASMs”)	(13.0)%		(14.4)%		(3.7)%		(16.9)%		(12.0)%		6.1%		(10.1)%
Revenue passenger miles (“RPMs”)	(12.2)%		(18.9)%		(6.9)%		(22.9)%		(13.3)%		7.8%		(11.2)%
Passenger revenues per ASM (“PRASM”)	(12.5)%		(22.9)%		(18.4)%		(26.3)%		(16.1)%		(12.2)%		(14.4)%
Yield	(16.6)%		(13.5)%		(11.5)%		(14.0)%		(14.9)%		(13.6)%		(13.3)%
Passenger load factor (points)	0.7	pts.	(4.1	) pts.	(2.6	) pts.	(5.8	) pts.	(1.2	) pts.	1.1	pts.	(1.0	) pts.
As with the rest of the airline industry, the Company’s decline in PRASM was driven by a precipitous decline in worldwide travel demand as a result of the global recession. As further discussed in Second Quarter 2009 Compared to Second Quarter 2008, above, in light of the current poor economic environment, these two factors — network composition and the decline of premium and business demand have had and may continue to have a negative impact on our results of operations.
In the first six months of 2009, revenues for both Mainline and Regional Affiliates were negatively impacted by yield decreases of 15% and 14%, respectively, as compared to the first six months of 2008. The yield decreases were a result of the weak economic environment in 2009 and the economic factors discussed above. Mainline revenues were also negatively impacted by lower RPMs, which were largely driven by the Company’s capacity reductions and by the severe global recession. Partially offsetting Regional Affiliates’ decrease in yield was an 8% increase in RPMs driven by a 6% increase in capacity. Regional Affiliates capacity increased as some of the Mainline capacity reductions were replaced with regional jet capacity.
Cargo revenues declined by $210 million, or 46%, in the first half of 2009 as compared to 2008, due to various factors as discussed above under Second Quarter 2009 Compared to Second Quarter 2008.
Operating Expenses. As discussed in Operating Revenues above, the Company (decreased) increased Mainline and Regional Affiliate capacity by (12%) and 6%, respectively, in the first six months of 2009 as compared to the year-ago period. The Mainline capacity reductions had a significant favorable impact on certain of the Company’s Mainline operating expenses as further described below. The table below includes data related to UAL and United operating expenses. Significant fluctuations are discussed below.

	Six Months Ended
	June 30,		$	%
(In millions)	2009	2008	Change	Change
Salaries and related costs	$1,884	$2,225	$(341)	(15.3)
Aircraft fuel	1,464	3,423	(1,959)	(57.2)
Regional Affiliates	1,379	1,626	(247)	(15.2)
Purchased services	573	720	(147)	(20.4)
Aircraft maintenance materials and outside repairs	465	612	(147)	(24.0)
Depreciation and amortization	455	436	19	4.4
Landing fees and other rent	450	429	21	4.9
Distribution expenses	257	377	(120)	(31.8)
Aircraft rent	177	199	(22)	(11.1)
Cost of third party sales	113	129	(16)	(12.4)
Goodwill impairment	—	2,277	(2,277)	(100.0)
Other impairments and special items	207	223	(16)	(7.2)
Other operating expenses	460	541	(81)	(15.0)

UAL total (a)	$7,884	$13,217	$(5,333)	(40.3)

United total (a)	$7,885	$13,245	$(5,360)	(40.5)

(a)
The difference between UAL and United operating expenses in the 2008 period is primarily due to a $29 million gain recorded at UAL for a litigation settlement resulting in reduced Other operating expenses.

Salaries and related costs decreased $341 million, or 15%, for the six months ended June 30, 2009 as compared to the year-ago period. The decrease was primarily due to the Company’s reduced workforce in 2009 compared to 2008, as discussed in Second Quarter 2009 Compared to Second Quarter 2008, above. An $81 million decrease in severance expense related to the Company’s operational plans and a $67 million year-over-year benefit due to changes in employee benefits accruals also contributed to the year-over-year fluctuation in Salaries and related costs. Similarly, the Company recorded $14 million of expense during 2008 related to the Company’s Success Sharing Program, which was nonexistent in 2009. Partially offsetting these benefits were the unfavorable impacts of average wage and benefit cost increases and a $19 million increase in expense in 2009 due to on-time performance bonuses.
The decrease in aircraft fuel expense and Regional Affiliates expense was primarily attributable to decreased market prices for jet fuel as highlighted in the table below, which presents the significant changes in Mainline and Regional Affiliate aircraft fuel cost per gallon in the six months ended June 30, 2009 as compared to the year-ago period. Lower Mainline fuel consumption due to the capacity reductions also benefited Mainline fuel expense in the first half of 2009 as compared to the year-ago period. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for additional details regarding gains (losses) from settled and open positions and unrealized gains and losses at the end of the period. Derivative gains (losses) are not allocated to Regional Affiliate fuel expense.

	Six Months Ended June 30,
				Average price per gallon (in cents)
(In millions, except per gallon)	2009	2008	%Change	2009	2008	%Change
Mainline fuel purchase cost	$1,561	$3,702	(57.8)	161.1	328.5	(51.0)
Non-cash fuel hedge gains in Mainline fuel (a)	(496)	(216)	129.6	(51.2)	(19.2)	166.7
Cash fuel hedge (gains) losses in Mainline fuel (a)	399	(63)	—	41.2	(5.6)	—

Total Mainline fuel expense	1,464	3,423	(57.2)	151.1	303.7	(50.2)
Regional Affiliates fuel expense (b)	342	633	(46.0)	181.0	340.3	(46.8)

UAL system operating fuel expense	$1,806	$4,056	(55.5)	156.0	308.9	(49.5)

Mainline fuel consumption (gallons)	969	1,127	(14.0)
Regional Affiliates fuel consumption (gallons)	189	186	1.6

Total fuel consumption (gallons)	1,158	1,313	(11.8)

(a)	The Company incurred fuel hedge gains (losses) which are classified in nonoperating expense as described below.

(b)	Regional Affiliate fuel costs are classified as part of Regional Affiliate expense.
Regional Affiliates expense decreased $247 million, or 15%, during the first half of 2009 as compared to the same period last year, primarily due to a $291 million decrease in Regional Affiliates fuel cost, which was due to a higher average price per gallon of Regional Affiliates jet fuel in 2008 as presented in the fuel table above. The Regional Affiliates operating income was $29 million in the 2009 period, as compared to a loss of $114 million in the 2008 period. Regional Affiliates operating results improved significantly on a year-over-year basis as the benefits of increased traffic and lower fuel cost offset the yield decrease.
Purchased services decreased $147 million, or 20%, in the first half of 2009 as compared to the year-ago period primarily due to the Company’s operating cost savings programs and lower variable costs associated with lower Mainline capacity.
During the first half of 2009, aircraft maintenance materials and outside repairs decreased by $147 million, or 24%, as compared to the prior year period primarily due to a lower volume of engine and airframe maintenance expense as a result of the Company’s planned early retirement of 100 aircraft from its operating fleet and the timing of maintenance on other fleet types.
Landing fees and other rent increased $21 million, or 5%, in the six months ended June 30, 2009 as compared to the year-ago period primarily due to higher rates and unfavorable differences in the timing and amount of the annual airport credits.
Distribution expenses decreased $120 million, or 32%, in the six months ended June 30, 2009 primarily due to lower passenger revenues on lower capacity driving reductions in commissions, credit card fees and GDS fees over those in the prior year. The Company has implemented several operating cost savings programs for both commissions and GDS fees which are producing realized savings in the current year.

Aircraft rent expense decreased by $22 million, or 11%, primarily as a result of the Company’s operational plans to remove its entire fleet of B737 aircraft.
In the first half of 2009, the Company recorded special charges of $27 million related to a pending legal matter and $30 million related to aircraft lease terminations and other items. In addition, the Company recorded a $150 million intangible asset impairment to decrease the value of United tradenames. A significant factor in the lower fair value was a decrease in estimated future revenues due to the weak economic environment and the Company’s capacity reductions, among other factors. In the six months ended June 30, 2008, the Company incurred asset impairment charges of $2.5 billion. See Second Quarter 2009 Compared to Second Quarter 2008, above, Note 11, “Fair Value Measurements and Derivative Instruments” and Note 14, “Asset Impairments and Special Items,” in the Footnotes for additional information.
In the first half of 2009, other operating expenses decreased by $81 million, or 15%, as compared to the 2008 period due to the Company’s cost savings initiatives and lower variable expenses due to reduced capacity in the 2009 period as compared to year-ago period. UAL recorded a gain of $29 million for a litigation settlement resulting in a reduction of other operating expenses during the six months ended June 30, 2008.
Other income (expense). The following table illustrates the year-over-year dollar and percentage changes in UAL and United other income (expense).

	Six Months Ended		Favorable/(Unfavorable)
	June 30,		Change
(In millions)	2009	2008	$	%
		(Adjusted)
Interest expense	$(269)	$(284)	$15	5.3
Interest income	12	76	(64)	(84.2)
Interest capitalized	5	10	(5)	(50.0)
Miscellaneous, net:
Non-cash fuel hedge gains	207	21	186	NM
Cash fuel hedge gains (losses)	(176)	1	(177)	—
Other miscellaneous, net	(2)	(13)	11	84.6

UAL total	$(223)	$(189)	$(34)	(18.0)

United total	$(223)	$(189)	$(34)	(18.0)

UAL interest expense decreased $15 million, or 5%, in the first six months of 2009 as compared to the year-ago period primarily due to lower benchmark interest rates on the Company’s variable-rate borrowings. However, these benefits were more than offset by a $64 million decrease in interest income due to lower investment yields due to lower market rates, as well as lower cash and short-term investment balances.
See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to fuel hedges.
Income Taxes. In the six months ended June 30, 2009, the Company recorded a tax benefit of $42 million which was mostly related to its intangible asset impairment discussed above. In 2008, the Company recorded a tax benefit of $32 million primarily due to the reversal of certain deferred tax liabilities related to indefinite-lived intangible assets established at fresh-start. This reversal was recorded as a result of an $80 million intangible asset impairment. See Note 7, “Income Taxes,” in the Footnotes for additional information.
Liquidity and Capital Resources
As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations for the near-term, including funding for scheduled repayments of debt and capital lease obligations, capital expenditures, cash deposits required under fuel hedge contracts and other contractual obligations. We expect to meet our near-term liquidity needs from cash flows from operations, cash and cash equivalents on hand, proceeds from new financing arrangements using unencumbered assets and proceeds from aircraft sales and sales of other assets, among other sources. While the Company expects to meet its near-term cash requirements, our ability to do so could be impacted by many factors including, but not limited to, the following:
•
Higher jet fuel prices and the cost and effectiveness of hedging jet fuel prices may require the use of significant liquidity in future periods. In 2008, certain of the Company’s hedges against future price increases included collar strategies. The Company has and may in the future be required to make significant payments at the settlement dates of these contracts if the settlement price is below the floor price of these collars. Furthermore, the Company has been and may in the future be further required to provide counterparties with additional cash collateral prior to such settlement dates. In addition, the Company purchased put options in 2008 to partially mitigate unfavorable settlements related to certain of these positions due to lower fuel prices. Substantially all of the

Company’s collars entered into in 2008 settle by the end of 2009. During 2009, the Company’s has utilized a mix of purchased call options and fixed price swaps to hedge future consumption rather than collar structures. While the Company’s results of operations benefit from lower fuel prices on its unhedged fuel consumption, in the near term, the Company may not realize the full benefit of lower fuel prices due to unfavorable fuel hedge cash settlements. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes, as well as Item 3. Quantitative and Qualitative Disclosures Above Market Risk, for further information regarding the Company’s fuel derivative instruments.

•
Poor general economic conditions have had and may in the future continue to have a significant adverse impact on travel demand, which has resulted in decreased revenues and may result in decreases to revenues in future periods. In addition, the Company’s current operational plans to address the severe weakness of the global economy may not be successful in improving its results of operations and liquidity.

•
Our level of indebtedness, our non-investment grade credit rating, the current poor credit market conditions and, to a lesser extent, the nature of the Company’s remaining assets available as collateral for loans are factors that, in the aggregate, may limit the Company’s ability to raise capital to meet liquidity needs and/or may increase its cost of borrowing.

•	A significant increase in future cash reserve requirements by the Company’s credit card processors could materially reduce the Company’s liquidity.
•
Due to the factors above, and other factors, we may be unable to comply with our Amended Credit Facility covenant that currently requires the Company to maintain an unrestricted cash balance of $1.0 billion and also requires the Company to maintain a minimum ratio of EBITDAR to fixed charges. If the Company does not comply with these covenants, the lenders may accelerate repayment of these debt obligations, which would have a material adverse impact on the Company’s financial position and liquidity.

•
If a default occurs under our Amended Credit Facility or other debt obligations, the cost to cure any such default may materially and adversely impact our financial position and liquidity, and no assurance can be provided that such a default will be mitigated or cured.

UAL’s cash and restricted cash balance was $2.8 billion at June 30, 2009. In addition, the Company has recently taken actions to improve its liquidity, and believes it will continue to access additional capital or improve its liquidity, as described below.
•
The Company received proceeds of more than $650 million in 2009 from the July 2009 financing of certain spare parts and other financing agreements, UAL common stock sales, asset sales and other transactions, as described below.

•
After the impact of the July 2009 financing of certain spare parts, described below, the Company has approximately $1.1 billion of unencumbered aircraft and other assets that may be sold or otherwise used as collateral to obtain additional financing.

•	The Company is taking aggressive actions to right-size its business including significant capacity reductions, disposition of underperforming assets and a large workforce reduction, among others.
The Company’s prior success in raising capital to meet its liquidity needs is not necessarily indicative that the Company will continue to be successful in such efforts going forward.
Cash Position. As of June 30, 2009, 27% of the Company’s cash and cash equivalents is composed of money market funds which are invested in U.S. treasury securities and 63% is invested in money market funds that are covered by the new government money market funds guarantee program. The remaining cash is invested in AAA-rated money market funds. The following table provides a summary of UAL’s net cash provided (used) by operating, financing and investing activities for the six months ended June 30, 2009 and 2008 and total cash position at June 30, 2009 and December 31, 2008.

	Six Months Ended
	June 30,
(In millions)	2009	2008
Net cash provided by operating activities	$822	$137
Net cash provided (used) by investing activities	(9)	2,197
Net cash used by financing activities	(286)	(694)

	As of	As of
	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$2,566	$2,039
Restricted cash	281	272

Total cash	$2,847	$2,311

Operating Activities. UAL’s cash from operations increased by approximately $685 million in the six months ended June 30, 2009, as compared to the year-ago period. This variance was primarily due to decreased cash required for aircraft fuel purchases as Mainline and Regional Affiliate fuel purchase costs decreased $2.4 billion in the 2009 period as compared to the 2008 period. Decreases in the Company’s fuel hedge collateral requirements also provided operating cash of approximately $780 million in the six months ended June 30, 2009. This benefit was substantially offset by cash paid of approximately $670 million to counterparties for fuel derivative contract settlements and premiums. The decrease in cash from advance ticket sales of $482 million in the first six months of 2009 as compared to the same period in the prior year was primarily due to lower sales of future air transportation in 2009 due to the weak economic environment and the Company’s capacity reductions. In addition, in the first half of 2009, the Company received $160 million related to the future relocation of its O’Hare cargo facility as further discussed in Note 13, “Debt Obligations and Other Financing Transactions,” in the Footnotes.
Investing Activities. Net sales of short-term investments provided cash of $2.3 billion to UAL in the 2008 period. In 2009 and 2008, the Company invested most of its excess cash in money market funds as compared to significant available cash invested in short-term investments at December 31, 2007. UAL’s capital expenditures were $170 million and $267 million in 2009 and 2008, respectively. In addition, the Company received investing cash flows from a $94 million sale-leaseback agreement for nine aircraft, which was completed during January 2009. This transaction was accounted for as a capital lease, resulting in non-cash increases to capital lease assets and capital lease obligations during the first quarter of 2009. Other asset sales generated proceeds of $46 million and $14 million during the six months ended June 30, 2009 and 2008, respectively.
Financing Activities. During the first six months of 2009, the Company generated proceeds of $134 million from a mortgage financing secured by certain of the Company’s spare engines. See Note 13, “Debt Obligations and Other Financing Transactions” in the Footnotes for additional information. The Company used cash of $498 million and $560 million during the six months ended June 30, 2009 and 2008, respectively, for scheduled long-term debt and capital lease payments.
In the first six months of 2009, the Company received net proceeds of $62 million from the issuance of 5.4 million shares of common stock, of which 4.0 million shares were sold during the first quarter of 2009 and 1.4 million shares were sold in December 2008. As of June 30, 2009, $28 million of remaining capacity is available to issue additional shares under the Company’s current stock distribution agreement. UAL contributed $62 million to United during the six months ended June 30, 2009.
The Company used $251 million for its special distribution to common stockholders during the six months ended June 30, 2008.
As of June 30, 2009 and December 31, 2008, the Company had 63 and 62 unencumbered aircraft, respectively. As of both June 30, 2009 and December 31, 2008, assets with a net carrying value of $7.9 billion, principally aircraft, spare engines, route authorities and Mileage Plus intangible assets were pledged under various loan and other agreements. In July 2009, the Company encumbered certain spare parts as described below.
The Company has a $255 million revolving loan commitment available under Tranche A of its Amended Credit Facility. As of June 30, 2009 and December 31, 2008, the Company had used $254 million, respectively, of the Tranche A commitment capacity for letters of credit. In addition, under a separate agreement, the Company had $27 million of letters of credit issued as of June 30, 2009 and December 31, 2008.
Other Investing and Financing Matters. The Company may, from time to time, make open market purchases of certain of its debt securities or other financing instruments depending on, among other factors, favorable market conditions and the Company’s liquidity position.

On July 2, 2009, United issued $175 million aggregate principal amount of 12.75% Senior Secured Notes due 2012 (the “Notes”). The Notes were issued at a discount of $17 million from their principal amount at maturity. Interest on the principal of the Notes is payable quarterly. The Notes are secured by a lien on certain aircraft spare parts owned by United and are guaranteed by UAL. United is required to maintain certain collateral ratios including a ratio of the outstanding principal to each of the following: total collateral, Section 1110 collateral and rotables/repairables collateral. If any of these ratios fall below the required minimum, United would be required to provide additional collateral or redeem some or all of the Notes to comply with the minimum ratio. In addition, the Notes have a mandatory pro-rata redemption requirement if certain of United’s in-service fleet falls below certain specified amounts.
Credit Ratings. As of June 30, 2009 and December 31, 2008, the Company had a corporate credit rating of B- (outlook negative) from Standard & Poor’s and a corporate family rating of “Caa1” from Moody’s Investor Services. In the second quarter of 2009, Fitch lowered UAL’s issuer default rating to “CCC” from “B-.” These credit ratings are below investment grade levels. Downgrades from these rating levels, among other things, could restrict the availability and/or increase the cost of future financing for the Company.
Amended Credit Facility Covenants. The Company’s Amended Credit Facility requires compliance with certain covenants. Beginning with the quarter ended June 30, 2009, the Company was again required to comply with a fixed charge coverage ratio. For the three month period ended June 30, 2009, the required ratio was 1.0 to 1.0. The Company was in compliance with this ratio and all of its Amended Credit Facility covenants as of June 30, 2009.
Failure to comply with any applicable covenants in effect for any reporting period could result in a default under the Amended Credit Facility unless the Company obtains a waiver of, or otherwise mitigates or cures, any such default. Additionally, the Amended Credit Facility contains a cross default provision with respect to other credit arrangements that exceed $50 million. Although the Company was in compliance with all required financial covenants as of June 30, 2009, continued compliance depends on many factors, some of which are beyond the Company’s control, including the overall industry revenue environment and the level of fuel costs. There are no assurances that the Company will continue to comply with its debt covenants. Failure to comply with applicable covenants in any reporting period would result in a default under the Amended Credit Facility, which could have a material adverse impact on the Company depending on the Company’s ability to obtain a waiver of, or otherwise mitigate, the impact of the default.
Additional details on the Company’s Amended Credit Facility covenants are provided in combined UAL and United Annual Report on Form 10-K for the year ended December 31, 2008 as updated by the Current Report on Form 8-K dated May 1, 2009 (the “2008 Annual Report”).
Credit Card Processing Agreements. The Company has agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of the Company’s card processing agreements, the financial institutions have the right to require that United maintain a reserve (“reserve”) equal to a portion of advance ticket sales that have been processed by that financial institution, but for which the Company has not yet provided the air transportation (referred to as “relevant advance ticket sales”).
As further described in the 2008 Annual Report, the Company’s agreements with Paymentech and JPMorgan Chase Bank and with American Express require the Company to provide cash reserves approximately three weeks following the end of each month if the Company’s unrestricted cash, cash equivalents and short-term investments at month-end was below certain levels. The Company amended its agreement with Paymentech and JPMorgan Chase Bank to provide non-cash collateral in lieu of cash reserves, effective through January 19, 2010, unless terminated earlier by the Company.
Under the American Express agreement, in addition to certain other risk protections provided to American Express, the Company will be required to provide reserves if its unrestricted cash balance (as defined in the agreement) falls below $2.4 billion. Additionally, under certain circumstances, the Company also has the ability to provide non-cash collateral in lieu of cash collateral if its unrestricted cash balance is above $1.35 billion. Until September 2009, the Company is not required to post reserves under the American Express agreement as long as its unrestricted cash balance at month-end is equal to or above $2.0 billion.

Critical Accounting Policies
See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report for a detailed discussion of the Company’s critical accounting policies.
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
Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise.
Our actual results could differ materially from these forward-looking statements due to numerous factors including, without limitation, the following: our ability to comply with the terms of our Amended Credit Facility and other financing arrangements; the costs and availability of financing; our ability to maintain adequate liquidity; our ability to execute our operational plans; our ability to control our costs, including recognizing benefits from our resource optimization efforts and cost reduction initiatives; our ability to utilize our net operating losses; our ability to attract and retain customers; demand for transportation in the markets in which we operate; an outbreak of a disease that affects travel demand or travel behavior; the demand for travel and the impact the economic recession has on customer travel patterns; the increasing reliance on enhanced video-conferencing and other technology as a means of conducting virtual meetings; general economic conditions (including interest rates, foreign currency exchange rates, investment or credit market conditions, crude oil prices, costs of aviation fuel and refining capacity in relevant markets); our ability to cost-effectively hedge against increases in the price of aviation fuel; any potential realized or unrealized gains or losses related to fuel or currency hedging programs; the effects of any hostilities, act of war or terrorist attack; the ability of other air carriers with whom we have alliances or partnerships to provide the services contemplated by the respective arrangements with such carriers; the costs and availability of aviation and other insurance; the costs associated with security measures and practices; industry consolidation; competitive pressures on pricing and on demand; capacity decisions of United and/or our competitors; U.S. or foreign governmental legislation, regulation and other actions (including open skies agreements); labor costs, our ability to maintain satisfactory labor relations and the results of the collective bargaining agreement process with our union groups; any disruptions to operations due to any potential actions by our labor groups; weather conditions; and other risks and uncertainties set forth under the caption “Risk Factors” in Item 1A. of the 2008 Annual Report, as well as other risks and uncertainties set forth from time to time in the reports we file with U.S. Securities and Exchange Commission (“SEC”). Consequently, forward-looking statements should not be regarded as representations or warranties by UAL or United that such matters will be realized.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The discussion below describes changes in our market risks since December 31, 2008. For additional information regarding our exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the 2008 Annual Report. See Note 11, “Fair Value Measurements and Derivative Instruments,” in the Footnotes for further information related to the Company’s fuel and foreign currency hedge positions.
Cash and Cash Equivalents—As of June 30, 2009, 27% of the Company’s cash and cash equivalents consists of money market funds invested in U.S. treasury securities and 63% consists of money market funds that are covered by the new government money market funds guarantee program. The remaining cash is invested in AAA-rated money market funds.
Commodity Price Risk (Jet Fuel)—Our results of operations and liquidity may be materially impacted by changes in the price of aircraft fuel and other oil-related commodities and related derivative instruments. When market conditions indicate risk reduction is achievable, United may use commodity option contracts or other derivative instruments to reduce its price risk exposure to jet fuel. The Company’s derivative positions are typically comprised of crude oil, heating oil and jet fuel derivatives. The derivative instruments are designed to provide protection against increases in the price of aircraft fuel. Some derivative instruments may result in hedging losses if the underlying commodity prices drop below specified floors; however, the negative impact of these losses may be offset by the benefit of lower jet fuel acquisition cost. United may adjust its hedging program based on changes in market conditions. At June 30, 2009, the fair value of United’s fuel derivative instruments was a net payable of $13 million, as compared to a net payable of $727 million at December 31, 2008.

As of June 30, 2009, the Company hedged its forecasted consolidated fuel consumption as shown in the table below.

	Percentage of
	Projected	Barrels hedged (in 000s)				Weighted-average crude equivalent price per barrel (c)
	Fuel			Swaps/		Payment	Payment	Hedge		Hedge
	Requirements	Purchased	Sold	Purchased	Sold	Obligation	Obligation	Protection		Protection
	Hedged	Puts	Puts	Calls	Calls	Ends	Begins	Begins		Ends
	%					$	$	$		$
Third Quarter 2009:
Calls	27	—	—	3,900	—	NA	NA	61	(a)	NA
Swaps	24	—	—	3,500	—	NA	68	68		NA
Collars	2	—	375	225	—	NA	113	133		NA
3-way collars	18	—	3,075	2,625	2,625	NA	100	115		148
4-way collars	2	225	225	225	225	63	78	95		135

Total	73	225	3,675	10,475	2,850

Purchased puts	14	1,950	—	—	—	NA	NA	50		NA

Last Six Months of 2009:
Calls	28	—	—	7,750	—	NA	NA	64	(b)	NA
Swaps	19	—	—	5,300	—	NA	66	66		NA
Collars	2	—	675	375	—	NA	113	135		NA
3-way collars	13	—	4,500	3,675	3,675	NA	100	117		151
4-way collars	2	450	450	450	450	63	78	95		135

Total	64	450	5,625	17,550	4,125

Purchased puts	13	3,525	—	—	—	NA	NA	51		NA

(a)	Call position average includes the following two groupings of positions: 25% of consumption with protection beginning at $56 per barrel and 3% of consumption beginning at $106 per barrel.

(b)	Call position average includes the following two groupings of positions: 26% of consumption with protection beginning at $60 per barrel and 2% of consumption beginning at $106 per barrel.

(c)	Instruments in heating oil and jet fuel are converted to crude oil price equivalents.
As of June 30, 2009, the Company had hedged approximately 8% of its consolidated fuel consumption for 2010. In addition to the hedges described in the table above, the Company has entered into hedges against adverse increases in the spread between the price of crude oil and the price of refined petroleum products (referred to as a crack spread). As the Company consumes refined products, adverse increases in this spread can negatively impact the Company’s results of operations. Increases (decreases) in the crack spread would generally result in cash receipts (payments) by United from (to) its fuel hedge counterparties to these hedge instruments. As of June 30, 2009, the notional amount of hedges of the crack spread was 8.5 million barrels, at an average price of approximately $7, over the last six months of 2009.
The above derivative positions are subject to potential counterparty collateral requirements. The Company’s cash collateral held by counterparties was $185 million as of June 30, 2009. Actual collateral requirements, fuel purchase costs and cash requirements for hedge losses will vary depending on changes in forward fuel prices, modifications to the Company’s fuel hedge portfolio and other factors. The table below outlines the Company’s estimated collateral provisions at various crude oil prices, based on the Company's hedge portfolio and the closing forward prices as of July 16, 2009.

Approximate Change in Cash Collateral for each
Price of Crude Oil, in Dollars per Barrel	$5 per Barrel Change in the Price of Crude Oil
Above $120	No collateral required
Above $90, but Less than or Equal to $120	$10 million
Above $60, but Less than or Equal to $90	$21 million
Above $35, but Less than or Equal to $60	$54 million
Less than or equal to $35	$29 million
The Company also expects to recognize, as restricted cash, fuel hedge collateral from fuel hedge counterparties for net in-the-money hedges. The Company expects to recognize $35 million for each $5 increase in the price of crude oil per barrel above $65, and $72 million for each $5 increase in the price of crude oil per barrel above $70.
For example, at an illustrative $70 per barrel at July 16, 2009, the Company’s required collateral provision to its derivative counterparties would be approximately $144 million and the amount of restricted cash received from fuel hedge counterparties would be approximately $35 million.

ITEM 4. CONTROLS AND PROCEDURES.
UAL and United each maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports UAL and United each file with the SEC is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. The management of UAL and United, including each company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation to conclude with reasonable assurance that its disclosure controls and procedures were designed and operating effectively to report the information each company is required to disclose in the reports they file with the SEC on a timely basis. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of both UAL and United have concluded that as of June 30, 2009, the disclosure controls and procedures of both UAL and United were effective.
There were no changes in UAL’s or United’s internal control over financial reporting during their most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In addition to the legal proceedings described below, UAL and United are parties to other legal proceedings as described in the 2008 Annual Report.
In re: UAL Corporation, et. al.
On December 9, 2002, the Debtors filed voluntary petitions to reorganize their businesses under Chapter 11 of the Bankruptcy Code. After extensive restructuring activities, the Bankruptcy Court confirmed the Company’s Plan of Reorganization on January 20, 2006. The Plan of Reorganization became effective and the Debtors emerged from bankruptcy protection on February 1, 2006. Numerous pre-petition claims were still pending at that time, and the process of determining whether liability exists and liquidating the amounts due to those creditors continued through the six months ended June 30, 2009.
As disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2009, the Company settled a significant matter related to the San Francisco International Airport Municipal Bond secured interest in the first quarter 2009, subject to the Bankruptcy Court’s approval of the parties settlement. During the second quarter 2009, the Bankruptcy Court approved the settlement, and United paid the bondholders $27 million and provided an agreed upon unsecured claim in settlement of all remaining matters.
While certain other significant matters remain to be resolved in the Bankruptcy Court, the Company believes that the remaining claims can be addressed by the end of 2009. For details see Note 12, “Commitments, Contingent Liabilities and Uncertainties,” in the Footnotes. On July 15, 2009, the Company filed a motion for final closure of the bankruptcy cases. A hearing on the motion has been scheduled for Wednesday, July 29, 2009.
United Injunction Against ALPA and Four Individual Defendants for Unlawful Slowdown Activity under the Railway Labor Act
On July 30, 2008, United filed a lawsuit in federal court for the Northern District of Illinois (the “Court”) seeking a preliminary injunction against the Air Line Pilots Association (“ALPA”) and four individual pilot employees also named as defendants for unlawful concerted activity which was disrupting the Company’s operations. The suit focused on ALPA’s nearly two-year campaign to exert unlawful pressure on the Company through work to rule initiatives, junior/senior manning refusals, sick leave usage, pilot driven flight delays, fuel adds and similar measures. The Company alleged all of this activity was a violation of the Railway Labor Act and should immediately be enjoined by the Court. The Court granted a preliminary injunction to United in November 2008. On March 9, 2009, the Seventh Circuit upheld the District Court’s issuance of the preliminary injunction. On April 8, 2009, the Court approved an agreement between ALPA and the Company to discontinue the ongoing litigation over United’s motion for a permanent injunction. Instead, the preliminary injunction will remain in effect until the conclusion of the ongoing bargaining process for an amended collective bargaining agreement that began on April 9, 2009. By reaching this agreement, the parties will be able to focus their efforts on the negotiations for the collective bargaining agreement. Nothing in this agreement precludes either party from reopening the permanent injunction litigation upon 30 days notice or from seeking enforcement of the preliminary injunction itself.

EEOC Claim Under the Americans with Disabilities Act
On June 5, 2009, the U.S. Equal Employment Opportunity Commission (“EEOC”) filed a lawsuit on behalf of five named individuals and other similarly situated employees alleging that United’s reasonable accommodation policy for employees with medical restrictions does not comply with the requirements of the Americans with Disabilities Act. The Company is starting an investigation into this matter and cannot assess its possible exposure at this time. Although the Company intends to vigorously defend itself in connection with this lawsuit, the law in this area is unsettled and, as a result, there can be no assurances as to the ultimate result of this action.
ITEM 1A. RISK FACTORS.
See Part I, Item 1A., “Risk Factors,” of the 2008 Annual Report for a detailed discussion of the risk factors affecting UAL and United.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table presents repurchases of UAL common stock made in the second quarter of fiscal year 2009.

Total number of
			shares purchased	Maximum number of
			as	shares (or approximate
			part of publicly	dollar value) of shares
	Total number	Average price	announced	that may yet be
	of shares	paid	plans	purchased under the
Period	purchased(a)	per share	or programs	plans or programs
04/01/09 – 04/30/09	144	$6.19	—	(b)
05/01/09 – 05/31/09	—	—	—	(b)
06/01/09 – 06/30/09	958	4.25	—	(b)

Total	1,102	4.50	—	(b)

(a)	Shares withheld from employees to satisfy certain tax obligations due upon the vesting of restricted stock.

(b)
The UAL Corporation 2008 Incentive Compensation Plan provides for the withholding of shares to satisfy tax obligations due upon the vesting of restricted stock or restricted stock units. However, this plan does not specify a maximum number of shares that may be repurchased.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of UAL Corporation was held on June 11, 2009. There were two management proposals voted upon at the meeting, including the election of directors. The voting results, as well as a brief description of each proposal, are included below.
1) Election of the following director nominees:
Directors Elected by Holders of Common Stock:

Nominee	Votes For	Votes Withheld
Richard J. Almeida	82,493,972	45,698,617
Mary K. Bush	103,126,166	25,066,423
W. James Farrell	82,451,340	45,741,249
Walter Isaacson	103,767,751	24,424,838
Robert D. Krebs	103,768,306	24,424,283
Robert S. Miller	103,244,994	24,947,595
James J. O’Connor	82,170,195	46,022,394
Glenn F. Tilton	100,687,135	27,505,454
David J. Vitale	82,307,747	45,884,842
John H. Walker	82,415,427	45,777,162
Director Elected by Class Pilot MEC Junior Preferred Stock:

Nominee	Votes For	Votes Withheld
Stephen A. Wallach	1	0
Director Elected by Class IAM Junior Preferred Stock:

Nominee	Votes For	Votes Withheld
Stephen R. Canale	1	0
2) Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009:

Votes For	Votes Against	Abstentions

120,924,656	5,257,081	2,010,852
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

UAL CORPORATION (Registrant)
Date: July 22, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

UNITED AIR LINES, INC. (Registrant)
Date: July 22, 2009	By:	/s/ Kathryn A. Mikells
Kathryn A. Mikells
Senior Vice President and Chief Financial Officer (principal financial officer)

Date: July 22, 2009	By:	/s/ David M. Wing
David M. Wing
Vice President and Controller (principal accounting officer)

EXHIBIT INDEX
The documents listed below are being filed on behalf of UAL and United as indicated.
*4.1
Indenture, dated as of July 2, 2009, among United Air Lines, Inc., as Issuer, Wells Fargo Bank Northwest, N.A., as Trustee, and Wells Fargo Bank Northwest, N.A., as Collateral Agent, providing for issuance of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.15 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.2
A Mortgage and Security Agreement, dated July 2, 2009, between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.16 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.3
B Mortgage and Security Agreement, dated July 2, 2009, between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.17 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.4
C Mortgage and Security Agreement, dated July 2, 2009, between United Air Lines, Inc. and Wells Fargo Bank Northwest, N.A., the Collateral Agent (filed as Exhibit 4.18 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

	*4.5	Form of Note representing all 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.19 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

*4.6
Guarantee, dated as of July 2, 2009 from UAL Corporation of 12.75% Senior Secured Notes due 2012 (filed as Exhibit 4.8 to UAL’s Form 8-K dated July 2, 2009, Commission file number 1-6033, and incorporated herein by reference)

†	10.1	Summary of Director Compensation

	12.1	UAL Corporation Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

	12.2	United Air Lines, Inc. Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

	31.1	Certification of the Principal Executive Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

	31.2	Certification of the Principal Financial Officer of UAL Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

	31.3	Certification of the Principal Executive Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

	31.4	Certification of the Principal Financial Officer of United Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

	32.1	Certification of the Chief Executive Officer and Chief Financial Officer of UAL Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

	32.2	Certification of the Chief Executive Officer and Chief Financial Officer of United Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Previously filed
†	Indicates management contract or compensatory plan or arrangement